Form 10-Q
period 2003-09-30
IPASS INC
filed 2003-11-13
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

000-50327
(Commission File Number)

iPass Inc.

(Exact name of Registrant as specified in its charter)

Delaware	93-1214598
(State of Incorporation)	(I.R.S. Employer Identification No.)

3800 Bridge Parkway
Redwood Shores, California 94065
(Address of principal executive offices, including zip code)

(650) 232-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2003 was 60,459,013.

iPASS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$38,938	$27,916
Short-term investments	93,499	—
Accounts receivable, net	19,114	14,227
Prepaid expenses and other current assets	4,310	1,379
Deferred income tax asset	10,352	10,155

Total current assets	166,213	53,677
Property and equipment, net	7,405	6,408
Other assets	1,229	1,213
Deferred income tax asset	7,874	14,144

Total assets	$182,721	$75,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,671	$6,979
Accrued liabilities	9,890	8,488
Current portion of loans payable	—	1,827
Line of credit	—	6,794

Total current liabilities	16,561	24,088
Loans payable, net of current portion	—	1,754

Total liabilities	16,561	25,842

Stockholders’ equity:
Convertible preferred stock	—	35
Common Stock	60	16
Additional paid-in capital	228,627	119,268
Notes receivable from stockholders	(2,784)	(2,644)
Deferred stock-based compensation	(5,398)	(2,841)
Accumulated other comprehensive income	166	—
Accumulated deficit	(54,511)	(64,234)

Total stockholders’ equity	166,160	49,600

Total liabilities and stockholders’ equity	$182,721	$75,442

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$34,989	$24,007	$98,590	$65,424

Operating expenses:
Network access	7,424	5,784	21,769	16,807
Network operations	3,640	2,653	10,268	7,543
Research and development	2,531	1,955	7,154	4,850
Sales and marketing	10,548	8,192	30,389	23,803
General and administrative	3,602	2,279	9,774	7,047
Amortization of stock-based compensation (1)	1,081	664	3,045	2,096

Total operating expenses	28,826	21,527	82,399	62,146

Operating income	6,163	2,480	16,191	3,278
Other income (expense), net	193	(181)	25	(470)

Income before income taxes	6,356	2,299	16,216	2,808
Provision for income taxes	1,895	125	6,493	145

Net income	$4,461	$2,174	$9,723	$2,663

Net income per share:
Basic	$0.08	$0.17	$0.19	$0.21
Diluted	$0.07	$0.04	$0.17	$0.05
Number of shares used in per share calculations:
Basic	56,320,096	12,687,616	51,657,956	12,553,043
Diluted	64,501,011	52,769,242	58,743,468	51,402,766
(1)Amortization of stock-based compensation consists of:
Network operations	$165	$80	$411	$220
Research and development	141	60	333	147
Sales and marketing	233	131	736	418
General and administrative	542	393	1,565	1,311

Total amortization of stock-based compensation	$1,081	$664	$3,045	$2,096

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$9,723	$2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	3,045	2,096
Amortization of warrants issued	8	53
Depreciation and amortization	2,800	2,519
Stock-based compensation	366	46
Deferred income tax	6,073	—
Interest on shareholder notes receivable	(140)	(133)
Provision for doubtful accounts	391	1,025
Changes in operating assets and liabilities:
Accounts receivable	(5,278)	(4,779)
Prepaid expenses and other current assets	(2,991)	(75)
Other assets	(16)	211
Accounts payable	(308)	(177)
Accrued liabilities and other	1,402	703

Net cash provided by operating activities	15,075	4,152

Cash flows from investing activities:
Purchases of short-term investments	(93,333)	—
Purchases of property and equipment	(3,727)	(1,649)

Net cash used in investing activities	(97,060)	(1,649)

Cash flows from financing activities:
Net proceeds from initial public offering	102,690	—
Proceeds from loans payable	1,483	926
Payments on loans payable	(5,102)	(790)
Payments on line of credit, net	(6,774)	—
Proceeds from issuance of common stock	710	126
Proceeds from payment of stockholder notes receivable	—	497

Net cash provided by financing activities	93,007	759

Net increase in cash and cash equivalents	11,022	3,262
Cash and cash equivalents at beginning of period	27,916	18,789

Cash and cash equivalents at end of period	$38,938	$22,051

Non-cash investing and financing activities:
Issuance of stockholder notes receivable for exercise of stock options	$—	$1,485
Cancellation of stockholder notes receivable for unvested restricted stock repurchases	$—	$87
Conversion of convertible preferred stock into common stock	$35	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business

iPass, Inc. (the “Company”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from approximately 150 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 200 telecommunications carriers, internet service providers and other network service providers around the globe. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of iPass Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Foreign Currency Translation

All revenues and substantially all network access expenses are denominated in U.S. dollars. Therefore, the Company considers all functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of income. Foreign currency transaction gains and losses were not significant for the three and nine months ended September 30, 2003 and 2002.

Comprehensive Income

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income includes net income and unrealized gains on available-for-sale securities.

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$4,461	$2,174	$9,723	$2,663
Comprehensive income:
Change in accumulated unrealized gain on available-for-sale securities, net of tax	103	—	103	—

Total comprehensive income	$4,564	$2,174	$9,826	$2,663

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

The Company has the ability to convert its short-term investments into cash or into securities with a shorter remaining time to maturity without penalty and is not committed to holding the investments until maturity. As such, all short-term investments in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Concentrations of Risk

Substantially all of the Company’s cash and cash equivalents are held by two financial institutions.

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of September 30, 2003 and December 31, 2002, no individual customer represented 10% or more of accounts receivable.

Fair Value of Financial Instruments

For the Company’s financial instruments, including cash, cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximate fair value due to the relatively short maturities of the financial instruments.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment (Three years)

Furniture and fixtures (Five years)

Computer software and equipment (Three years)

Leasehold improvements (Shorter of useful life or lease term)

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying amount of its property and equipment, annually or when events or changes in business circumstances have occurred, which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the discounted future cash flows resulting from the use of the assets over their remaining useful lives. There have been no such impairment charges during any of the periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both interim and annual financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Income.

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income-as reported	$4,461	$2,174	$9,723	$2,663
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	670	412	1,888	1,300
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(800)	(553)	(2,186)	(1,719)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pro forma net income	$4,331	$2,033	$9,425	$2,244

Basic net income per common share:
As reported	$0.08	$0.17	$0.19	$0.21
Pro forma	$0.08	$0.16	$0.18	$0.18
Diluted net income per common share:
As reported	$0.07	$0.04	$0.17	$0.05
Pro forma	$0.07	$0.04	$0.16	$0.04

The weighted average fair value of options granted was $4.49 and $1.22 for the three months ended September 30, 2003 and 2002, respectively, and $4.16 and $0.89 for the nine months ended September 30, 2003 and 2002, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Risk-free rate	1.9%	2.9%	2.0%	3.2%
Expected dividend yield	0%	0%	0%	0%
Expected volatility*	0%	0%	0%	0%
Expected life	3 Years	3 Years	3 Years	3 Years

*     Note that all stock option grants issued during the three and nine months ended September 30, 2003 were issued prior to the Company’s initial public offering, (“IPO”), therefore 0% volatility has been used.

Computation of Net Income per Share

Basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and warrants using the treasury-stock method and from convertible preferred stock using the “if converted” method.

Revenue Recognition

The Company derives substantially all of its revenues from usage fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

Revenues are recognized during the period the services are rendered to end users based on usage at negotiated rates. The Company typically requires its customers commit to minimum usage levels. Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement. If actual usage in a given period is less than the minimum commitment, the Company recognizes the difference between the actual usage and the minimum commitment as revenues when cash is collected because the Company cannot reasonably estimate the amount of the difference that will be collected. The Company cannot reasonably estimate the amount of the difference to be collected because it has from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where the Company has determined that it would be in its best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.

The Company typically provides its customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee. Revenues relating to one-time fees are recognized on a straight-line basis over the term of the initial contract, generally one to three years. Revenues relating to annual fees are recognized on a straight-line basis. Revenues for monthly services are recognized during the month that these services are provided.

The Company generally performs credit reviews to evaluate the customers’ ability to pay. If the Company determines that collectibility is not probable, revenue is recognized as cash is collected.

Network Access

Network access expenses represent the amounts paid to network access providers for the usage of their networks. The Company has minimum purchase commitments with some network service providers for access that is expects to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage.

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through September 30, 2003.

Sales and Marketing

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $232,000 and $258,000 for the three months ended September 30, 2003 and 2002, respectively, and $1.0 million and $451,000 for the nine months ended September 30, 2003 and 2002, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of September 30, 2003, the Company had no capitalized software development costs.

Note 3. Initial Public Offering

In July 2003, the Company closed the sale of 8,050,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $14 per share. A total of $112.7 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of approximately $7.9 million, and offering expenses of approximately $2.1 million, net proceeds were $102.7 million.

Upon the closing of the Company’s IPO, 35,273,169 shares of the Company’s convertible preferred stock converted into common shares.

Note 4. Net Income Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 3,517,394 and 3,770,829 shares subject to repurchase for the three and nine months ended September 30, 2003, respectively, and 4,897,988 and 4,580,414 shares subject to repurchase for the three and nine months ended September 30, 2002, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is not anti-dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income	$4,461	$2,174	$9,723	$2,663

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	56,320,096	12,687,616	51,657,956	12,553,043
Effect of dilutive securities:
Preferred stock	—	35,273,169	—	35,273,169
Stock options	8,180,915	4,785,167	7,085,512	3,576,554
Warrants	—	23,290	—	—
Denominator for diluted net income per common share - adjusted
Weighted average shares and assumed conversions	64,501,011	52,769,242	58,743,468	51,402,766

Basic net income per common share	$0.08	$0.17	$0.19	$0.21

Diluted net income per common share	$0.07	$0.04	$0.17	$0.05

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Options to purchase common stock	—	2,933,914	—	3,118,100
Common stock subject to repurchase	—	—	—	116,688
Warrants	—	535,601	—	605,346

Total	—	3,469,515	—	3,840,134

The weighted-average exercise price of options to purchase common stock excluded from the computation was $5.35 and $5.13 for the three and nine months ended September 30, 2002, respectively. The weighted-average repurchase price of common stock excluded was $1.65 for the nine months ended September 30, 2002. The weighted-average exercise price of warrants excluded was $4.88 and $4.39 for the three and nine months ended September 30, 2002, respectively.

Note 5. Loans Payable and Line of Credit

During July and August of 2003, all outstanding balances on loans payable and the Company’s line of credit were paid in full. As of September 30, 2003 there were no outstanding balances on loans payable or line of credit.

Note 6. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements of operations. Therefore, the Company has determined that it operates in a single reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly and forward-looking statements for any reason.

Overview

We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from approximately 150 countries to the enterprise’s internal networks through an easy-to-use interface.

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a per-minute basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time over an allocated number of hours. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. Since our inception, substantially all of our revenues have been usage-based.

To date, we have derived 99% of our revenues from narrowband connectivity services. Although we have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage, we have generated less than 1% of our revenues from broadband coverage in 2002, and the first nine months of 2003, and we cannot determine when, if ever, we will generate any substantial revenues from broadband.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. These fees represented less than 2% of our revenues in 2002 and for the first nine months of 2003.

We also offer customers additional services for which we generally bill on a monthly basis. Fees for these services were approximately 1% of our revenues for 2002 and for the first nine months of 2003.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, purchase commitments, income taxes, stock-based compensation expense, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis of making judgments about the carrying values of assets and liabilities.

We believe the following critical accounting policies are important in understanding our condensed consolidated financial statements.

Revenue Recognition

We have derived substantially all of our revenues from usage fees associated with providing enterprise connectivity services through our virtual network. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

We recognize revenues during the period the services are rendered to end users based on usage at negotiated rates. Most of our contracts with enterprise customers contain minimum usage levels. If actual usage in a given period is less than the minimum commitment, we recognize the additional charge between the minimum commitment and the actual usage as revenues when cash is collected because we cannot reasonably estimate the amount of the difference that will be collected. We cannot reasonably estimate the amount of additional charges to be collected because we have from time to time renegotiated minimum commitments in cases where customers have exercised a right to seek renegotiation of their contract for reasons such as a significant downturn in their business or where we have determined that it would be in our best interest to do so.

We typically provide our customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee. We recognize revenues relating to one-time fees on a straight-line basis over the term of the initial contract, generally one to three years. We recognize revenues relating to annual fees on a straight-line basis over the year. We recognize revenues for monthly services during the month that these services are provided.

We generally perform credit reviews to evaluate the customers’ ability to pay. If we determine that collectibility is not probable, revenue is recognized as cash is collected.

Purchase Commitments

We have minimum purchase commitments with some network service providers for network access that we expect to utilize during the term of the contracts. We recognize costs of minimum purchase contracts as network access expenses at the greater of the minimum commitment or actual usage. If we estimate that revenues derived from the purchase commitment will be less than the purchase commitment, we recognize a loss on that purchase commitment to the extent of the difference. As of September 30, 2003, we have not recognized any losses or purchase commitments.

Accounting for Income Taxes

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our condensed consolidated statements of income as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

During the three months ended December 31, 2002, we determined that it was more likely than not that we would realize all of our available net deferred tax assets in the carryforward period of up to 19 years. As a result, we determined that it was no longer necessary or appropriate to maintain a valuation allowance related to our deferred tax assets. Accordingly, we recorded a $24.3 million tax benefit in our consolidated statements of income for the three months ended December 31, 2002.

Although we believe it is more likely than not that we will realize our net deferred tax assets, there is no guarantee this will be the case as our ability to use the net operating losses is contingent upon our ability to generate sufficient taxable income in the carryforward period. At each period end, we will be required to reassess our ability to realize the benefit of our net operating losses. If we were to conclude it is not more likely than not that we would realize the benefit of our net operating losses, we may have to re-establish the valuation allowance and therefore record a significant charge to our results of operations.

Stock-Based Compensation

We record stock-based compensation charges in the amount by which the option exercise price or the restricted stock purchase price is less than the deemed fair value of our common stock at the date of grant. Prior to the initial public offering of our common shares, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, issuances of our convertible preferred stock, liquidation preferences of our preferred stockholders, and valuations of other publicly-traded companies. We amortize this compensation expense on an accelerated basis over the vesting period of the applicable agreements, generally four years. We recorded deferred stock-based compensation of $5.8 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively. We recorded amortization of stock-based compensation of $3.0 million and $2.1 million for the nine months ended September 30, 2003 and 2002, respectively. The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited. In addition, if we used different assumptions to determine the deemed fair value of our common stock, we could have reported materially different amounts of stock-based compensation.

We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the date of grant. Several companies have recently elected to change their accounting policies and begun to record the fair value of options as an expense. In addition, we understand that discussions of potential changes to applicable accounting standards are ongoing. If we had estimated the fair value of the options or restricted stock on the date of grant and then amortized this estimated fair value over the vesting period of the options or restricted stock, our net income would have been adversely affected. See Note 2 to our condensed consolidated financial statements for a discussion of how our net income would have been adversely affected.

Allowance for Doubtful Accounts

We establish allowances for doubtful accounts for specifically identified, as well as anticipated, uncollectible accounts receivable based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $1.6 million and $1.5 million as of September 30, 2003 and December 31, 2002, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenues

Revenues increased 46% to $35.0 million for the three months ended September 30, 2003 from $24.0 million for the three months ended September 30, 2002. This growth was due to an increase in the usage of our services resulting from an increased number of end users of our services at new and existing customers. No individual customer accounted for 10% or more of total revenues for the three months ended September 30, 2003 or 2002.

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 40% and 39% of total revenues for the three months ended September 30, 2003 and 2002, respectively. No individual foreign country accounted for 10% or more of total revenues for the three months ended September 30, 2003 or 2002. Substantially all of our revenues to date have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.

Network Access

Network access expenses consist of charges for access, principally by the minute, that we pay to our network service providers. Network access expenses increased 28% to $7.4 million for the three months ended September 30, 2003 from $5.8 million for the three months ended September 30, 2002. The increase is due to increased usage of our virtual network. Network access expenses were 21% and 24% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease as a percent of revenues was due to reduced access rates, which resulted from our ability to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts. We expect network access expenses to increase in absolute dollars, but to remain relatively constant as a percentage of revenues.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees and the depreciation of our network equipment. Network operations expenses increased 37% to $3.6 million for the three months ended September 30, 2003 from $2.7 million for the three months ended September 30, 2002. The increase was due primarily to $140,000 of additional transaction center fees, $140,000 of additional depreciation expense on network operations equipment, and $500,000 of additional compensation and benefits expenses due to an increase in personnel. Network operations expenses were 10% and 11% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease as a percentage of revenues was due primarily to revenues increasing at a higher rate than network operations expenses and economies of scale in our network operations infrastructure. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but decline as a percentage of revenues.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel and consultants. Research and development expenses increased 29% to $2.5 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. The increase was due primarily to an additional $390,000 of compensation and benefits expenses related to an increase in headcount. Research and development expenses were 7% and 8% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease as a percentage of revenues was due primarily to revenues increasing at a faster pace than research and development expenses. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to enhance our service offerings, but to remain relatively constant as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion expenses. Sales and marketing expenses increased 29% to $10.5 million for the three months ended September 30, 2003 from $8.2 million for the three months ended September 30, 2002. The increase was due primarily to an additional $1.2 million in compensation and benefits expenses resulting from the expansion of the sales organization. The increase also included $130,000 of additional public relations expenses, as well as a $240,000 increase in compensation and benefits expenses for additional marketing personnel. Sales and marketing expenses were 30% and 34% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease as a percentage of revenues was due primarily to revenues increasing at a higher rate than sales and marketing expenses. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but will decline as a percentage of revenues.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, and bad debt expense. General and administrative expenses increased 58% to $3.6 million for the three months ended September 30, 2003 from $2.3 million for the three months ended September 30, 2002. A significant part of the increase was $400,000 for directors and officers insurance. There was also an increase of $320,000 in compensation and benefits expenses for additional personnel, as well as $220,000 for consulting. General and administrative expenses were 10% and 9% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The increase as a percentage of revenues was due primarily to additional insurance and personnel requirements as a result of becoming a public company. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations, but to remain relatively constant as a percentage of revenues.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation was $1.1 million for the three months ended September 30, 2003 and $664,000 for the three months ended September 30, 2002. We expect to incur amortization of deferred stock compensation expense of at least $4.1 million in 2003 and $2.4 million in 2004. The amount of deferred stock-based compensation expense to be amortized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Other Income (Expense), Net

Other income (expense) consists of the net total of interest income and interest expense for the period. Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities. Interest income and other was $354,000 and $101,000 for the three months ended September 30, 2003 and 2002, respectively. Interest expense was $161,000 and $282,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in interest income was due to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from the initial public offering in July 2003. The decrease in interest expense was the result of paying off our line of credit and all outstanding loans payable in July and August 2003.

Provision for (benefit from) Income Taxes

The provision for income taxes was $1.9 million for the three months ended September 30, 2003 compared to a provision of $125,000 for the three months ended September 30, 2002. The increase is due to the increase in taxable income.

During the three month period ended September 30, 2003, we recorded a research and development tax credit of approximately $1.0 million. The credit was the result of a tax study completed for the years 1996 through 2002 identifying qualified research and development expenses that were eligible for federal and state income tax credits.

Nine Months Ended September 30, 2003 and 2002

Revenues

Revenues increased 51% to $98.6 million for the nine months ended September 30, 2003 from $65.4 million for the nine months ended September 30, 2002. This growth was due to an increase in the usage of our services resulting from an increased number of end users of our services at new and existing customers. No individual customer accounted for 10% or more of total revenues for the nine months ended September 30, 2003 or 2002.

International revenues accounted for approximately 39% and 40% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. No individual foreign country accounted for 10% or more of total revenues for the nine months ended September 30, 2003 or 2002.

Network Access

Network access expenses increased 30% to $21.8 million for the nine months ended September 30, 2003 from $16.8 million for the nine months ended September 30, 2002. The increase is due to an increase in the number of minutes used on our virtual network. Network access expenses were 22% and 26% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease as a percent of revenues was due to reduced access rates, which resulted from out ability to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts.

Network Operations

Network operations expenses increased 36% to $10.3 million for the nine months ended September 30, 2003 from $7.5 million for the nine months ended September 30, 2002. The increase was due primarily to $480,000 of additional transaction center fees as well as $430,000 of additional depreciation expense on network operations equipment. There was also an increase of $1.0 million for additional compensation and benefits expenses due to an increase in personnel. Network operations expenses were 10% and 12% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease as a percentage of revenues was due primarily to revenues increasing at a higher rate than network operations expenses and economies of scale in our network operations infrastructure.

Research and Development

Research and development expenses increased 48% to $7.2 million for the nine months ended September 30, 2003 from $4.9 million for the nine months ended September 30, 2002. The increase was due primarily to an additional $1.4 million of compensation and benefits expenses related to an increase in headcount as well as a $550,000 increase in consulting expenses. Research and development expenses were 7% of total revenues for both the nine months ended September 30, 2003 and 2002.

Sales and Marketing

Sales and marketing expenses increased 28% to $30.4 million for the nine months ended September 30, 2003 from $23.8 million for the nine months ended September 30, 2002. The increase was due primarily to an additional $3.2 million in compensation and benefits expenses for the expansion of the sales organization. The increase also included $1.0 million of additional advertising and public relations expenses, as well as a $620,000 increase in compensation and benefits expenses for additional marketing personnel. Sales and marketing expenses were 31% and 36% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease as a percentage of revenues was due primarily to revenues increasing at a higher rate than sales and marketing expenses.

General and Administrative

General and administrative expenses increased 39% to $9.8 million for the nine months ended September 30, 2003 from $7.0 million for the nine months ended September 30, 2002. A significant portion of the increase was $930,000 in compensation and benefits expenses for additional personnel. There was also an increase of $770,000 for consulting expenses, as well as $440,000 for directors and officers insurance. General and administrative expenses were 10% and 11% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease as a percentage of revenues was due to economies of scale in our corporate infrastructure as we grew our revenues, offset in part by additional insurance and personnel requirements as a result of becoming a public company.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation was $3.0 million for the nine months ended September 30, 2003 and $2.1 million for the nine months ended September 30, 2002.

Other Income (Expense), Net

Interest income and other was $621,000 and $333,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense was $596,000 and $803,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest income was due to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from the initial public offering in July 2003. The decrease in interest expense was the result of paying off our line of credit and all outstanding loans payable in July and August 2003.

Provision for (benefit from) Income Taxes

The provision for income taxes was $6.5 million for the nine months ended September 30, 2003 compared to a provision of $145,000 for the nine months ended September 30, 2002. The increase is due to the increase in taxable income.

During the nine month period ended September 30, 2003, we recorded a research and development tax credit of approximately $1.0 million. The credit was the result of a tax study completed for the years 1996 through

2002 identifying qualified research and development expenses that were eligible for federal and state income tax credits.

Liquidity and Capital Resources

In July 2003, we completed the sale of 8,050,000 shares of common stock in an initial public offering, including the underwriters’ exercise of an over-allotment option, and realized net proceeds of $102.7 million. We used $10.9 million of the net proceeds to pay off all outstanding balances on loans payable and line of credit.

Net cash provided by operating activities was $15.1 million for the nine months ended September 30, 2003, compared to $4.2 million for the nine months ended September 30, 2002. Net cash provided by operating activities for the nine months ended September 30, 2003 primarily resulted from net income of $9.7 million, enhanced by a $5.8 million of depreciation and amortization and amortization of stock-based compensation and a $6.1 million decrease in deferred income taxes, offset in part by a $5.3 million increase in accounts receivable and a $3.0 million increase in prepaid expenses and other assets. The net cash provided by operating activities for the nine months ended September 30, 2002 primarily resulted from net income of $2.7 million, enhanced by $4.6 million of depreciation and amortization and amortization of stock-based compensation, partially offset by a $4.8 million increase in accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2003 was $97.1 million, compared to $1.6 million for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 was primarily the result of purchases of short-term investments in the amount of $93.3 million, with the remainder being purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2002 was due to purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $93.0 million, compared to $759,000 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 was primarily due to net proceeds from our IPO, offset in part by the payment of all outstanding balances on our line of credit and loans payable. Net cash provided by financing activities for the nine months ended September 30, 2002 was primarily due to net proceeds from loans payable as well as proceeds from payments on stockholder notes receivable.

As of September 30, 2003, our principal source of liquidity was $132.4 million of cash, cash equivalents and short-term investments.

Commitments

At September 30, 2003, we had no material commitments for capital expenditures.

We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 34 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we have access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of September 30, 2003 are as follows (in thousands):

Year ending December 31:
2003	$6,680
2004	3,387
2005	2,935
2006	208

$13,210

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of September 30, 2003 are as follows (in thousands):

Year ending December 31:
2003	$3,588
2004	3,671
2005	3,799
2006	3,927
2007	4,055
2008 and thereafter	9,947

$28,987

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months. In addition, there are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

RISK FACTORS

Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Risks Relating to Our Business

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

We experienced significant operating losses in each quarter from our inception in 1996 through the first quarter of 2002. Although we were profitable in 2002 and in the first nine months of 2003, $24.3 million of our $29.8 million in net income in 2002 was due to a non-recurring tax benefit. As a result, our business does not have an established record of profitability and it may not continue to be profitable. If revenues do not meet the levels we anticipate, if our network service providers increase the rates we pay to access their networks, or if our expenses otherwise exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

There are approximately 34 countries in which we provide access only through Equant. The loss of Equant as a network service provider would substantially diminish our ability to deliver global network access.

In approximately 34 countries, our sole network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues in 2002 and for the nine months ended September 30, 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be significantly impaired, which could cause us to lose customers. Although our agreement with Equant does not expire until February 2006, Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

If our security measures are breached and unauthorized access is obtained to a customer’s internal network, our virtual network may be perceived as not being secure and enterprises may curtail or stop using our services.

It is imperative for our customers that access to their mission critical data is secure. A key component of our ability to attract and retain customers is the security measures that we have engineered into our network for the authentication of the end user’s credentials. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our services, the market perception of the effectiveness of our security measures could be harmed. To date, we have not experienced any significant security breaches to our network.

We face strong competition in our market, which could make it difficult for us to succeed.

We compete primarily with facilities-based carriers as well as with other non-facilities-based network operators. Some of our competitors have substantially greater resources, larger customer bases, longer operating histories or greater name recognition than we have. In addition, we face the following challenges from our competitors:

Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks, there is very little incremental cost for them to provide additional telephone or Internet connections. As a result, they can offer remote access services at little additional cost, and may be willing to discount or subsidize remote access services to capture other sources of revenue. In contrast, we purchase network access from facilities-based network service providers. As a result, large carriers may sell their remote access services at a lower price. In addition, new non-facilities-based carriers may enter our market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.

Many of our competitors offer additional services that we do not, which enables them to compete favorably against us. Some of our competitors provide services that we do not, such as local exchange and long distance services, voicemail and digital subscriber line, or DSL, services. Potential customers that desire these services may choose to obtain remote access services from the competitor that provides these additional services.

Our potential customers may have other business relationships with our competitors and consider those relationships when deciding between our services and those of our competitors. Many of our competitors are large facilities-based carriers that purchase substantial amounts of products and services, or provide other services or goods unrelated to remote access services. As a result, if a potential customer is also a supplier to one of our large competitors, or purchases unrelated services or goods from our competitor, the potential customer may be motivated to purchase its remote access services from our competitor in order to maintain or enhance its business relationship with that competitor.

Our customers require a high degree of reliability in our services, and if we cannot meet their expectations, demand for our services will decline.

Any failure to provide reliable network access, uninterrupted operation of our network and software infrastructure, or a satisfactory experience for our customers and their mobile workers, whether or not caused by our own failure, could reduce demand for our services. In 2002, we experienced three outages affecting our clearinghouse system, which handles invoicing to our customers and network service providers, resulting in five days of outages and eight days of work to confirm data integrity in response to the outages. Although these problems did not affect the ability of mobile workers to access our services or impact our revenues, one of these outages caused a delay in our invoicing of approximately one week. If additional outages occur, or if we experience other hardware or software problems, our business could be harmed.

If enterprise connectivity demand does not continue to expand, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations.

The growth of our business is dependent, in part, upon the increased use of enterprise connectivity services and our ability to capture a higher proportion of this market. If the demand for enterprise connectivity services does not continue to grow, then we may not be able to grow our business, maintain profitability or meet public market expectations. Increased usage of enterprise connectivity services depends on numerous factors, including:

•	the willingness of enterprises to make additional information technology expenditures;

•	the availability of security products necessary to ensure data privacy over the public networks;

•	the quality, cost and functionality of these services and competing services;

•	the increased adoption of wired and wireless broadband access methods; and

•	the proliferation of electronic devices and related applications.

If we fail to address evolving standards and technological changes in the enterprise connectivity services industry, our business could be harmed.

The market for enterprise connectivity services is characterized by evolving industry standards and specifications and rapid technological change, including new access methods, devices, applications and operating systems. In developing and introducing our services, we have made, and will continue to make, assumptions with respect to which features, security standards, performance criteria, access methods, devices, applications and operating systems will be required or desired by enterprises and their mobile workers. If we implement technological changes or specifications that are different from those required or desired, or if we are unable to successfully integrate required or desired technological changes or specifications into our wired or wireless services, market acceptance of our services may be significantly reduced or delayed and our business could be harmed.

If we are unable to meet the challenges posed by broadband access, our ability to grow our business will be impaired.

We have generated 99% of our revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity is expected to decline over time as broadband access technologies, such as cable modem, DSL, and Wi-Fi, become more broadly used. Although we have not generated substantial revenues from broadband access, the growth of our business may depend upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

The broadband access market is at an early stage of development. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, is at an early stage of development and demand may never develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. As of September 30, 2003, only approximately 3,500 of our 20,000 access points were broadband access points. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Many large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. In addition, the United States Department of Defense has asserted that the increasing popularity of Wi-Fi could interfere with military radar, and is seeking new limits on the use of Wi-Fi. If the broadband wireless access market does not develop, we will not be able to generate revenues from broadband wireless access.

The broadband service provider market is highly fragmented. Due to the early stage of development of the broadband access market, there are currently many wired and wireless broadband service providers that provide coverage in only one or a small number of hotspots. We have entered into contractual relationships with several broadband service providers. These contracts generally have an initial term of two years or less. As this process is in the early stages, we must continue to develop relationships with many providers on terms commercially acceptable to us in order to provide adequate coverage for our customers’ mobile workers and to expand our broadband coverage. We may also be required to develop additional technologies in order to integrate new broadband services into our service offering. If we are unable to develop these relationships or technologies, our ability to grow our business could be impaired. In addition, if broadband service providers consolidate, our negotiating leverage with providers may decrease, resulting in increased rates for access, which could harm our operating results.

We do not generate revenues from broadband home access. We do not generate revenues when mobile workers access their enterprise networks from the home using subscription-based broadband access because they do not connect through our virtual network. If subscription-based broadband access from the home increased and fewer home workers use narrowband access, our revenues may decline.

If demand for broadband access does not materially increase, or if demand increases but we do not meet the challenges outlined above, our ability to grow our business will suffer.

The telecommunications industry has recently experienced a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry has recently experienced dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

Our software is complex and may contain errors that could damage our reputation and decrease usage of our services.

Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information or unauthorized access to our virtual network, our reputation could be harmed and our business may suffer. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or enforceable for any reason, or if liabilities arise that are not effectively limited, our operating results could be harmed.

If our channel partners do not successfully market our services to their customers or corporate end users, then our revenues and business may be adversely affected.

We sell our services directly through our sales force and indirectly through our channel partners, which include network service providers, systems integrators and value added resellers. Our business depends on the efforts and success of these channel partners in marketing our services to their customers. Our own ability to promote our services directly to their customers is often limited. Many of our channel partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these channel partners may be reluctant to promote our services. If our channel partners fail to market our services effectively, our ability to grow our revenue would be reduced and our business will be impaired.

Our long sales cycle requires us to incur substantial sales costs and may not result in related revenues.

Our business is characterized by a long sales cycle between the time a potential customer is contacted and a customer contract is signed. In addition, the recent downturn in the economy and the resulting reduction in corporate spending on Internet infrastructure have further lengthened the average sales cycle for our services. Furthermore, once a customer contract is signed, there is typically an extended period before the customer’s end users actually begin to use our services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.

We may engage in future acquisitions or investments that could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

In the future we may acquire or invest in businesses, technologies or services, although we currently have no specific agreements or commitments with respect to any of these transactions. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders. If we do complete an acquisition, we may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs or assumption of debt and contingent liabilities, either of which could harm our operating results.

Because much of our business is international, we encounter additional risks, which may reduce our profitability.

We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 38.6% of our revenues for 2002, of which approximately 18% and 15% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

•	longer payment cycles for foreign customers, including delays due to currency controls and fluctuations;

•	the impact of changes in foreign currency exchange rates on the attractiveness of our pricing;

•	high taxes in some foreign jurisdictions;

•	difficulty in complying with Internet-related regulations in foreign jurisdictions;

•	difficulty in staffing and managing foreign operations; and

•	difficulty in enforcing intellectual property rights and weaker laws protecting these rights.

Any of these factors could negatively impact our business.

If we are unable to effectively manage future expansion, our business may be adversely impacted.

We have experienced, and in the future may experience, rapid growth in operations which has placed and could continue to place, a significant strain on our network operations, development of services, internal controls and other managerial, operating, and financial resources. If we do not manage future expansion effectively, our business will be harmed. To effectively manage any future expansion, we will need to improve our operational and financial systems and managerial controls and procedures, which include the following:

•	managing our research and development efforts for new and evolving technologies;

•	expanding the capacity and performance of our network and software infrastructure;

•	developing our administrative, accounting and management information systems and controls; and

•	effectively maintaining coordination among our various departments, particularly as we expand internationally.

Litigation arising from disputes involving third parties could disrupt the conduct of our business.

Because we rely on third parties to help us develop, market and support our service offerings, from time to time we have been, and we may continue to be, involved in disputes with these third parties. If we are unable to resolve these disputes favorably, our development, marketing or support of our services could be delayed or limited, which could materially and adversely affect our business.

If licenses to third party technologies, including our license with RSA Security, do not continue to be available to us at a reasonable cost, or at all, our business and operations may be adversely affected.

We license technologies from several software providers that are incorporated in our services. We anticipate that we will continue to license technology from third parties in the future. In particular, we license encryption technology from RSA Security. The license agreement with RSA Security expires in February 2006 and automatically renews for additional three-year periods unless terminated by us or by RSA Security. Licenses from third party technologies, including our license with RSA Security, may not continue to be available to us at a reasonable cost, or at all. The loss of these technologies or other technologies that we license could have an adverse effect on our services and increase our costs or cause interruptions or delays in our services until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our services.

Litigation arising out of intellectual property infringement could be expensive and disrupt our business.

We cannot be certain that our products do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties, or that other parties will not assert infringement claims against us. From time to time we have been, and we may continue to be, involved in disputes with these third parties. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of our resources. Successful claims against us may result in an injunction or substantial monetary liability, in either case which could significantly impact our results of operations or materially disrupt the conduct of our business. If we are enjoined from using a technology, we will need to obtain a license to use the technology, but licenses to third-party technology may not be available to us at a reasonable cost, or at all.

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our reported operating results.

We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, the FASB has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented, then our operating expenses would increase by approximately $130,000 and $141,000 for the three months ended September 30, 2003 and 2002, respectively, and $298,000 and $419,000 for the nine months ended September 30, 2003 and 2002, respectively.

Risks Relating to Our Industry

Financial, political or economic conditions could adversely affect our revenues.

Our revenues and profitability depend on the overall demand for enterprise connectivity services. The general weakening of the global economy has led to decreased corporate spending on Internet infrastructure. In addition, if there are further acts of terrorism, such as occurred on September 11, 2001, if the United States becomes involved in a war or other hostilities, or if other future financial, political, economic and other uncertainties arise, this could lead to a reduction in travel, including by business travelers who are substantial users of our services.

Government regulation of, and legal uncertainties regarding, the Internet could harm our business.

Internet-based communication services generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for us, and could negatively impact our business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications services, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and we are not certain how the possible application of these laws may affect us. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for our services, increase our operating expenses or increase our litigation costs.

Security concerns may delay the widespread adoption of the Internet for enterprise communications, or limit usage of Internet-based services, which would reduce demand for our products and services.

The secure transmission of confidential information over public networks is a significant barrier to further adoption of the Internet as a business medium. The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of code breaking or other developments could result in compromised security on our network or the networks of others. Security and authentication concerns with respect to the transmission over the Internet of confidential information, such as corporate access passwords and the ability of hackers to penetrate online security systems may reduce the demand for our services. Further, new access methods, devices, applications and operating systems have also introduced additional vulnerabilities which have been actively exploited by hackers. The recent Internet-based worms and viruses, computer programs that are created to slow Internet traffic or disrupt computer networks or files by replicating through software or operating systems, are examples of events or computer programs that can disrupt users from using our Internet-based services and reduce demand for our services, potentially affecting the Company’s business and financial performance. Furthermore, any well-publicized compromises of confidential information may reduce demand for Internet-based communications, including our services.

The Severe Acute Respiratory Syndrome (SARS) outbreak could reduce the demand for our services and have a material adverse effect on our revenues.

The recent SARS outbreak may have an adverse impact on our revenue, particularly in the Asia Pacific region, where the outbreak has been most widespread. In response to the SARS outbreak, many companies have restricted travel by their employees to the affected regions. In addition, workers employed by our customers located in the Asia Pacific region may reduce travel within and outside of the affected areas. This reduction in travel may decrease the demand for our services and reduce our revenue in these areas. If the outbreak were to continue or worsen, these adverse effects could grow, as well as possibly impact the economies of the affected countries and have a significant adverse impact on our operating results.

Risks Related to Ownership of Our Common Stock

Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.

Our directors, entities affiliated with our directors, and our executive officers will beneficially own, in the aggregate, approximately 30% of our outstanding common stock. These stockholders as a group will be able to control our management and our affairs. Acting together, they could control most matters requiring the approval by our stockholders, including the election of directors, and merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of iPass at a premium price if these stockholders oppose it.

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover.

Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our board of directors. These provisions:

•	authorize the board to issue preferred stock without stockholder approval;

•	prohibit cumulative voting in the election of directors;

•	require that only one third of the members of the board of directors be elected each year;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination in which we are a party. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

A large number of shares may be sold in the market following the lapse of lock-up agreements, which may depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market following our initial public offering, or the perception that such sales could occur, could cause the market price of our common stock to decline. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities law and under lock-up agreements that our stockholders have entered into with the underwriters and with us. Those lock-up agreements restrict holders of 51,710,175 shares of our common stock from selling, pledging or otherwise disposing of their shares for a period ending January 19, 2004 without the prior written consent of Morgan Stanley & Co. Incorporated. However, Morgan Stanley & Co. Incorporated may, in its sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements at any time. Upon the expiration of the lock-up agreements, the 51,710,175 shares of our common stock that are subject to these lock-up agreements will be eligible for sale into the public market.

Of these shares, 3,687,300 shares were purchased by our employees issuing to us promissory notes, which become due in July 2004. When these notes become due, these employees will likely sell shares in order to obtain the funds to repay the notes. Additionally, of the 7,784,560 shares that may be issued upon the exercise of options outstanding as of June 30, 2003, approximately 4,455,207 shares will be vested and eligible for sale when the lock-up agreements expire.

The price of our common stock may be volatile and could decline significantly.

The stock market in general, and the market for technology-related stocks in particular, has recently experienced dramatic declines and fluctuations that have been unrelated to the operating performance of companies. If market-based volatility continues, the trading price of our common stock could decline significantly independent of our actual operating performance, and you could lose all or a substantial part or your investment. The market price of our common stock could fluctuate significantly as a result of several factors, including:

•	actual or anticipated variations in our results of operations;

•	announcements of innovations, new services or significant price reductions by us or our competitors;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	our failure to meet the performance estimates of investment research analysts;

•	changes in financial estimates by investment research analysts; and

•	general economic and market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, we had cash, cash equivalents, and short-term investments totaling $132.4 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if a significant change in interest rates were to occur, it would not have a material effect on our financial condition, although there can be no assurance of this.

Although we currently bill our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay substantially all of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies. To date, exchange rate fluctuations have had little impact on our operating results.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and the SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the three month period ended September 30, 2003, we issued and sold 182,513 shares of our common stock that were not registered under the Securities Act of 1933 to our employees upon the exercise of options for cash consideration with an aggregate exercise price of $206,000. During the same period, we granted options to purchase 217,700 shares of common stock with an aggregate exercise price of $2.2 million. The issuance of these securities were exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

(d)	The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 (File No. 333-102715) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $0.001 par value, effective, on July 23, 2003. The managing underwriters were Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, SG Cowen Securities Corporation, and Thomas Weisel Partners LLC.

Our initial public offering commenced on July 24, 2003. All 8,050,000 shares of common stock registered under the registration statement, which included 1,050,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $14.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement.

The aggregate gross proceeds from the shares of common stock sold were $112.7 million. The aggregate net proceeds to us were $102.7 million after deducting $7.9 million in underwriting discounts and commissions and $2.1 million in other expenses incurred in connection with the offering.

As of September 30, 2003, we used $10.9 million of the net proceeds to pay off all outstanding balances on loans payable and line of credit. We also invested $93.3 million of the net proceeds in short-term securities.

None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Bylaws, as amended(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(1)

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 3.4 to iPass’ Registration Statement on Form S1 (No. 333-102715) and incorporated herein by reference.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended September 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 13, 2003	By:	/s/ Donald C. McCauley

Donald C. McCauley
Vice President and Chief Financial Officer
(duly authorized officer and principal financial
officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Bylaws, as amended(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(1)

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 3.4 to iPass’ Registration Statement on Form S1 (No. 333-102715) and incorporated herein by reference.