Form 10-K
period 2003-12-31
IPASS INC
filed 2004-03-30
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50327

iPass Inc.

(Exact name of Registrant as specified in its charter)

Delaware	93-1214598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3800 Bridge Parkway

Redwood Shores, California 94065
(Address, including zip code, of principal executive offices)

(650) 232-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑

     The registrant’s common stock was not publicly traded, nor was it registered pursuant to Section 12 of the Exchange Act, until July 24, 2003. Consequently, there was no published last sales price, nor average bid and asked price, of such common stock as of June 30, 2003.

     The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 27, 2004 was 60,937,591.

iPASS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

      This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Factors Affecting Operating Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

Overview

      We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, we provide our services through a virtual network. Our virtual network is enabled by our software, our scalable network architecture and our relationships with over 280 telecommunications carriers, Internet service providers and other network service providers around the globe. Our software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. We provide our services predominantly over wired networks, and recently we have begun providing our services over wireless networks. We have generated 99% of our revenues to date from the sale of enterprise connectivity services using narrowband access technologies, such as modem dial-up, and seek to generate additional revenues from broadband access technologies, including Ethernet and Wireless-Fidelity (Wi-Fi). We market and sell our services directly, as well as indirectly through channel partners, which consist of network service providers, systems integrators and value-added resellers. We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Our Services

      Our services are designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. We provide our services through a virtual network that is enabled by our software, our scalable network architecture, and our relationships with over 280 network service providers around the globe.

      The key benefits of our services include:

      Broad Global Coverage. Our virtual network aggregates over 20,000 access points in over 150 countries. As of December 31, 2003, over 16,000 of these access points were dial-up connections and approximately 5,000 were broadband connections, including over 3,500 Wi-Fi hotspots and over 1,000 wired hotspots. As a result, enterprises that use our services can provide their mobile workers with access from these countries, in most instances with a local telephone connection.

      Redundant and Scalable Virtual Network. Our relationships with over 280 network service providers enable us to provide connectivity through multiple networks in approximately 105 out of the over 150 countries on our virtual network. As a result, our virtual network reduces the risk of service interruptions associated with depending on only one service provider. Furthermore, our geographically distributed transaction centers, which operate as collection points for transactional and other user information, provide efficient, redundant transaction processing. Our technology enables us to monitor and manage our virtual network by producing near real-time updates, generally within 15 minutes, of connection success rates, client configurations, authentication times and other information critical to diagnosing network health and troubleshooting user connection problems. In addition, our virtual network is scalable, which allows us to handle many connections and users and reduces the need for enterprises to employ additional information technology resources.

      Secure Connectivity. Our software is designed to enable an enterprise’s network connectivity infrastructure to integrate with a wide variety of enterprise security applications. Our services integrate a wide variety of security software and systems, including VPNs, firewalls and authentication tokens, enabling enterprises to rapidly deploy our services while leveraging their existing and future investments in security infrastructure. Unlike many network service providers, we securely route all credentials relating to our end users with 128-bit Secure Socket Layer, or SSL, ensuring the confidentiality of sensitive user information. Our virtual network also offers policy management capabilities, which enable customers to allow or deny access to their network based on specific user and session characteristics.

      Centralized Billing and Reporting. We integrate multiple network service providers to create one global virtual network, eliminating the need for enterprises to negotiate agreements with multiple network service providers to provide network connectivity to their mobile workers. Our virtual network creates call-detail records for each network session, including user, date, time, duration of usage, and other parameters. We are also able to provide detailed transaction-level billing in a single invoice for all services provided to enterprises and network service providers and can tailor the invoice to provide the level of detail and the format that our customers desire. We also offer the ability for information technology managers to gain a comprehensive and near real-time view of their employees’ network connectivity usage patterns, enabling faster identification and resolution of user-related issues.

      Integration of New Technologies. We actively evaluate and integrate new access methods, devices, applications and operating systems into our service offering. For example, we have added wired broadband as well as wireless broadband based on the current and emerging Wi-Fi standards to the list of access methods we support. End users can access our virtual network using desktop and laptop computers, wireless PDAs and other Internet protocol-enabled electronic devices. Our network integrates with our enterprise customers’ existing VPN and security applications, and our software supports a wide range of computer operating systems, including various Windows, Mac OS, Pocket PC and Palm OS versions. As new access methods, devices, applications and operating systems emerge, we intend to integrate these new technologies into our service offerings.

Our Strategy

      Our objective is to use our software-enabled virtual network to become the leading provider of secure enterprise connectivity services worldwide. The key elements of our strategy to achieve this objective include:

      Expand our Customer Base. We seek to increase the number of enterprises that use our services by increasing the number of our direct sales professionals who focus on generating new accounts. We also seek to expand our indirect sales capabilities by building additional relationships with channel partners, such as systems integrators, and providers of VPN and broadband access service equipment. We also intend to build and maintain iPass brand awareness through the promotion of our logo and marketing campaigns, and by increasing our market credibility through integrating our software with the offerings of our channel partners and co-branding our client software.

      Increase Penetration within our Existing Customer Base. We seek to accelerate the adoption of our services by increasing the number of mobile workers who connect to our virtual network, as well as increasing usage by existing customers. Our sales force assists our customers with the adoption and integration of our services with their organizations, assesses their needs and usage and provide support. In addition, we do not have exclusive arrangements with any particular vendor of connectivity, VPN or security services, so our account representatives can work with our enterprise customers to provide the technical solution that best meets their needs.

      Expand our Wired and Wireless Broadband Service Offerings. We believe that the ease of use, security functionality and our ability to aggregate and integrate providers into our virtual network together with the other benefits of our services can address many of the challenges presented by the emerging broadband markets, such as security concerns, as well as the lack of unified standards and a high degree of fragmentation in the wireless broadband market. As such, we seek to expand the scope and coverage of our virtual network to venues focused on business travelers, such as airports, hotels and convention centers. We intend to continue increasing the number of these venues by establishing relationships with network service providers that provide access to these hotspots. We also seek to continue developing authentication, settlement, client development and other services for Wi-Fi service providers to expand their broadband capabilities through our virtual network.

      Continue to Enhance our Virtual Network and Service Offerings. We intend to continue to establish new relationships with network service providers to increase the coverage and redundancy of our virtual network. We intend to enhance the functionality and features of our software and to address changing customer requirements and technologies through internal development, strategic partnerships or acquisitions.

We also seek to expand our service offerings by supporting and integrating new access methods, devices, applications and operating systems, and by building additional relationships with systems integrators and technology providers. We also intend to explore additional managed services that enhance our competitive advantage and provide us with new growth opportunities.

Services

iPass Corporate Access

      iPass Corporate Access is our primary service offering. We generally bill customers on a usage basis, based on negotiated rates. The process by which a mobile worker accesses the enterprise’s network through iPass Corporate Access is illustrated in the following diagram and described through the following steps:

1.	The iPassConnect client software installed on a mobile worker’s laptop computer or other electronic device enables the mobile worker to connect to our virtual network. The mobile worker indicates the city in which he or she is located, and then selects a local network access point or has the client software select one automatically.

2.	The iPass NetServer software, installed in a network service provider’s network, provides the interface between the network service provider and the iPass network. The NetServer recognizes that the end user belongs to the iPass network and securely transmits the username and password to the nearest iPass transaction center.

3.	The transaction center to which the authentication request is routed securely transmits the user name and password to the iPass RoamServer software residing on the enterprise’s servers. Our eight transaction centers are located in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, Germany and Japan.

4.	The RoamServer receives the request from the transaction center and passes it to the enterprise authentication database. Enterprises can manage their own user lists and authentication databases and control users’ access to their internal network through the authentication system of their choice.

5.	The enterprise authentication database then grants or denies authorization. The RoamServer securely sends a yes/no response back to the network service provider via a transaction center.

6.	Once we authorize the network service provider to allow access to the Internet, the iPassConnect client software can automatically launch the user’s VPN to securely connect to the enterprise network.

7.	When the mobile worker terminates the Internet session, the VPN connection is also terminated and a record of the transaction is forwarded to the iPass clearinghouse. The enterprise receives one or more detailed monthly invoices, as requested.

Deployment Services and Technical Support

      We provide our customers with deployment services and technical support throughout the term of the contract. Fees for these services represented less than 2% of our revenues in 2003, 2002, and 2001.

Additional Services

      In addition to iPass Corporate Access, we currently offer the following services:

      iOQ. We have developed our iOQ service to allow our customers’ in-house or outsourced help desk personnel to quickly identify issues and troubleshoot connection problems. With our iOQ service, enterprises can generate records and reports regarding access locations, client configuration, error codes, connection speeds, time to authenticate and other critical information. We generally charge a monthly fee for our iOQ service. We periodically update the iOQ software in order to provide improved reporting for our internal support organization and our customers. These upgrades are downloaded to the user’s computer or other electronic device when the user logs in, at no additional cost to the customer.

      ExpressConnect. Our ExpressConnect service is designed to enable enterprises to realize the benefits of our enterprise connectivity services while avoiding the cost of installing and managing additional authentication infrastructure. We manage an enterprise’s authentication server at an off-site secure data center, but the enterprise’s information technology manager retains full control. We generally charge a monthly fee for our ExpressConnect service.

      Fees for these additional services represented approximately 1% of our revenue in 2003, 2002, and 2001.

Technology

Principal Components

      The technology incorporated in our service is designed to provide our customers with reliability, quality of service, network security, policy enforcement, consolidated billing and scalability. Our technology consists of the following four principal components, each of which was designed and developed internally: iPassConnect client; distributed authentication system; iPass Clearinghouse; and service quality management.

      iPassConnect Client. The iPassConnect client software is installed on mobile workers’ laptop computers or other devices, and allows them to securely and reliably connect to the Internet using a variety of existing and emerging access methods, including narrowband, integrated services digital network, or ISDN, and wired and wireless broadband. The iPassConnect client is designed to be easy-to-use and to be a flexible and scalable network connectivity platform for enterprises. The key features of iPassConnect include:

•	Intuitive User Interface. iPassConnect client was designed with over four years of experience and customer feedback, resulting in a user-friendly interface with many features.

•	Automatic Updates. iPassConnect client also provides enterprises with the ability to schedule periodic software modifications or updates to their end users without handling each end user device separately. These upgrades are downloaded to the user’s computer or other electronic device when the user logs in, at no additional cost to the customer.

•	Central Policy Control. iPassConnect client enables an enterprise to define a set of criteria, such as length of session or idle timeouts, once and apply those criteria to manage its remote access policies across its entire workforce.

•	Dynamic Phonebook. iPassConnect client enables enterprises to adjust the order of narrowband access points that are displayed to the end user, based on service quality. Customers also have the flexibility of integrating in-house access numbers with iPass’ access points in cases where both networks are being utilized.

•	Third Party Application Integration. iPassConnect client can be configured to automatically launch a variety of third party VPNs upon successful connection to the Internet.

•	Support for multiple operating systems and languages. iPassConnect client supports a wide range of computer operating systems, including Windows 95, 98, NT, 2000, Me, XP, Mac OS 8.x, 9.x, 10.x, Windows CE, Pocket PC2000, Pocket PC2002 and Palm OS. Additionally, iPassConnect is localized in Chinese, French, German, Japanese, Portuguese and Spanish.

      Distributed Authentication System. Our distributed authentication system, which is comprised of iPass NetServer software, iPass RoamServer software and iPass transaction server software, is designed to enable the reliable, scalable and secure initiation and termination of a remote access session on our virtual network. NetServer is installed on the servers of our network service providers. RoamServer is installed on our enterprise customer’s internal networks, typically located on their premises. Our eight transaction centers, each of which is comprised of two or more transaction servers, are located in third party co-location facilities.

      The software components of NetServer, RoamServer and the transaction server operate on third party single-or multi-processor servers based on Unix, Linux, or Windows. We send to our enterprise customers, updates to NetServer, RoamServer and the transaction server electronically on an as needed basis to support new authentication and management needs.

      iPass NetServer software receives end user authentication requests for Internet connectivity and securely forwards the request to a transaction server across a 128-bit SSL connection. The iPass transaction server validates the request and securely forwards this request to a RoamServer located at the enterprise. The RoamServer receives the authentication request for Internet connectivity and forwards the request in a format compatible with the enterprise’s authentication database. Once the enterprise authentication database has allowed or denied the end user’s request for access, this reply is returned along the same route.

      We have recently developed and are presently deploying an additional security enhancement to our authentication system designed to further ensure the confidentiality of sensitive user credentials.

      iPass Clearinghouse. Our iPass Clearinghouse software, collects, filters, resolves, analyzes and summarizes the accounting details necessary to bill for the iPass Corporate Access and ExpressConnect services. Once an end user session is terminated, the Clearinghouse retrieves accounting records for each customer from each transaction server. Once received by the Clearinghouse, the records are filtered to eliminate duplicate records and reviewed for completeness and integrity of the data. The Clearinghouse then determines the identities of both the customer and the network service provider and generates two billing records to reflect the revenues and network access expenses based on the details contained in the original accounting record. The Clearinghouse then summarizes the records of each network service provider and generates and distributes customer call detail records and invoices. The Clearinghouse software is run internally on servers residing at a secure data center in Redwood City, California, with a fail-over and disaster recovery in a separate location.

      Service Quality Management. Our iPass service quality management, or SQM, software consists of several quality of service monitoring and management elements that we incorporated into our services. These tools and processes are comprised of the following:

•	Client-Side SQM. Client-side SQM captures detailed status and usage information from connection attempts and uploads this information to a central iPass database when a successful connection is made. SQM records and reports access points from which connections are made, client configuration, error codes, connection speeds, time to authenticate and other information important in diagnosing network health. Our SQM software is deployed on networks worldwide to gather data on local access points and network conditions and allows us to monitor our virtual network from a customer’s point of view.

•	SQM Reporting. Our SQM infrastructure enables our iOQ service and provides information such as detailed access point performance, individual and corporate connection success rates, and other connection data to our customers and to us. With this data, our customer support and development teams can monitor service quality and continue to improve the reliability and performance of our service offering. Through our iOQ service, our customers benefit from this SQM technology because it enables them to diagnose problems their users are experiencing.

•	Phonebook. Based on input from the SQM infrastructure, the phonebook tool within the iPassConnect client places the highest quality access point at the top of the directory in order to enhance the experience for our customers’ end users.

Co-location Facilities

      Our eight transaction centers are located in third-party co-location facilities in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, Germany and Japan. In addition, two out of our eight transaction centers also run the Clearinghouse, our ExpressConnect service and the phonebook distribution servers. We maintain standard contractual agreements with the third parties that host our co-location facilities which generally provide for a term of between one and three years. If our relationships with these providers terminate, we believe that we will be able to secure relationships with alternative providers without any significant disruption to our operations.

Customers

      We sell our service offering directly to enterprise customers and indirectly though our channel partners.

      International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 39% of total revenues for the years ended December 31, 2003, 2002 and 44% for the year ended December 31, 2001. No individual foreign country represented 10% or more of total revenues for the years ended December 31, 2003, 2002 and 2001.

      Substantially all of our long-lived assets are located in the United States.

Agreements with Network Service Providers

      We have relationships with over 280 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our services in over 150 countries around the world. We pay network service providers for access to their network access points on a usage basis, in some cases, subject to minimum purchase commitments. Most of these agreements have a term of one year, after which either party can terminate the contract with six months notice. In 2003, two network service providers, MCI and Equant, accounted for approximately 21% and 14% of our network access expenses, respectively. The contracts we have entered into with these providers are non-exclusive and contain minimum commitments for the purchase of network access. The initial term of our contract with Equant expires in February 2006. The terms of our two contracts with MCI expire in July and August of 2004. These contracts are automatically renewable for successive periods of one or 12 month periods unless terminated by either party. Other than the approximately 34 countries in which our sole network service provider is Equant, and in approximately 16 other countries in which we have contracted with a single service provider in each country, we provide alternative access points in a given geographic area to enable redundancy of our services. Network usage from access with these approximately 50 countries accounted for approximately 1% of our revenues in 2003. In addition, in countries in which we have contracted with multiple network service providers, if one network service provider is no longer available, we can obtain alternative network access without substantial delay or disruption to our business. We are also able to direct users to the network of particular service providers to fulfill minimum purchase commitments.

Sales and Marketing

      We sell our services directly through our sales force and indirectly through our channel partners. Our sales organization is organized into regional account teams, which include sales directors, sales managers, account executives, account managers, inside sales representatives and sales engineers. We maintain sales offices or personnel in a number of cities in the United States as well as Australia, the United Kingdom, Hong Kong, Japan, Germany, Singapore, Denmark, Sweden and the Netherlands. As of December 31, 2003, our sales organization was comprised of 80 individuals in North America, 23 individuals in Asia Pacific, and 28 individuals in Europe. We intend to increase the size of our sales organization and establish additional sales offices as needed.

      Our channel partners include network service providers, systems integrators and value added resellers. A channel partner typically signs a one to two year agreement with us through which we appoint the partner as a nonexclusive reseller for resale of our services. Channel partners are responsible for implementing and managing billing and promotional activities for their customers. Selling through channel partners allows us to offer our services without incurring the cost of maintaining a direct sales force in each target market. Our channel partners typically sell related networking products and bundle our services with their core offerings. Once an enterprise has signed a contract for our services through a channel partner, our post-sales team works with the channel partner to ensure successful implementation of our services. However, the enterprise remains the channel partner’s customer and has no direct relationship with us.

      We focus our marketing efforts on creating awareness for our services and their applications, educating potential customers and generating new sales opportunities. We conduct a variety of marketing programs to educate our target market and enhance brand awareness, including advertising, press relations, telemarketing, direct marketing, seminars and trade shows.

Competition

      We compete primarily with large, facilities-based carriers and non-facilities-based software-enabled network operators. We compete based on geographic coverage, reliability, quality of service, ease of implementation, ease of use and cost. We believe that we compete favorably in terms of geographical coverage, reliability, quality of service, ease of implementation and ease of use.

      Facilities-based carriers against whom we compete, such as AT&T and MCI, generally have substantially greater resources, larger customer bases, longer operating histories, and greater name recognition than we have. Carriers may have the ability to offer a broad range of services and may be willing to reduce the price for remote access that is bundled with their other services. In some cases, potential customers are also suppliers to these carriers, and may be more inclined to purchase enterprise connectivity services from these carriers rather than from us. We believe that we compete favorably against facilities-based carriers when the potential customer is not a supplier to the carrier, and when the customer requires global access rather than access only within a limited geographic region.

      We also compete with other non-facilities-based software-enabled network operators, such as GRIC Communications and Fiberlink. In some cases, our service offerings may not be as attractively priced as those offered by our competitors, which may put us at a competitive disadvantage. Non-facilities-based network operators that provide managed services such as VPNs and firewalls, may also provide, as a package, additional services such as local exchange and long distance services, voicemail and DSL services. Although our channel partners may offer these services in conjunction with our service, we do not offer these additional services directly, which may put us at a competitive disadvantage when competing for potential customers. Also, we believe we compete favorably against these competitors in terms of the coverage, redundancy, security, quality and ease of use of our service offerings.

      For a discussion of the possible effects that competition could have on our business, see “Factors Affecting Operating Results — We face strong competition in our market, which could make it difficult for us to succeed.”

Research and Development

      We believe that to compete favorably we must continue to invest in research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. As of December 31, 2003, our research and development organization consisted of 63 employees. Our research and development expenses were $9.9 million, $7.1 million and $5.4 million in 2003, 2002, and 2001, respectively.

Intellectual Property

      We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. iPass®, iOQ® and the iPass logo are our U.S. registered trademarks. iPassConnectTM, ExpressConnectTM, iPassNetTM, RoamServerTM, NetServerTM, and iPass Corporate AccessTM are designations that we use. We have 13 U.S. patent applications pending relating to our service. On January 21, 2003, we were issued a U.S. patent for a method and a technology relating to our SQM technology. The duration of the patent is 20 years from the date of issuance. We have also applied for or registered company trademarks on over 50 other countries. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including our license for encryption granted by RSA Security. The license agreement with RSA Security expires in February 2006 and automatically renews for additional three-year periods unless terminated by us or by RSA Security. Licenses from third party technologies, including our license with RSA Security, may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

      As of December 31, 2003, we had 330 employees, consisting of 64 in network operations, 63 in research and development, 158 in sales and marketing and 45 in general and administrative. We consider our relationship with our employees to be good.

Trademarks

      iPass®, iOQ® and the iPass logo are our U.S. registered trademarks. iPassConnectTM, ExpressConnectTM, iPassNetTM, RoamServerTM, NetServerTM, and iPass Corporate AccessTM are designations that we use. We have also applied for or registered company trademarks on over 50 other countries.

Available Information

      Our Internet address is www.ipass.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties

      We lease approximately 71,000 square feet of space in our headquarters in Redwood Shores, California under a lease that expires in 2010. We also lease sales and support offices in other parts of the Unites States and abroad. We believe that our principal facility in Redwood Shores will be adequate for our needs for at least the next several years, and we might expect that additional facilities will be available in other jurisdictions to the extent we add new offices.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “IPAS” and has been traded on NASDAQ since our initial public offering on July 24, 2003.

      The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each of the quarters since our initial public offering:

	Low Sale Price	High Sale Price

Fiscal year ended December 31, 2003:
Fourth Quarter	$15.25	$26.90
Third Quarter (from July 24, 2003)	17.60	28.22

      We had 60,937,591 shares of our common stock outstanding held by 281 stockholders of record as of February 27, 2004.

Dividend Policy

      We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of the board.

Recent Sales of Unregistered Securities

      In from January 1, 2003 to July 24, 2003, the date of our initial public offering, we sold and issued the following unregistered securities:

•	We sold an aggregate of 20,138 shares of our common stock to employees, directors and consultants for cash consideration in the aggregate amount of $2,886 upon the exercise of stock options granted under our 1997 stock option plan.

•	We granted stock options to employees, directors and consultants under our 1999 stock option plan covering an aggregate of 1,441,000 shares of our common stock, at a weighted average exercise price of $3.05 per share. Of these, options covering an aggregate of 5,000 were canceled without being exercised. During the same period, we sold an aggregate of 542,511 shares of our common stock to employees, directors and consultants for cash consideration or in exchange for promissory notes in the aggregate amount of $631,258 upon the exercise of stock options granted under the 1999 plan.

      The sales of common stock and grants of stock options described above were made in reliance on the exemption from registration under the Securities Act under Section 4(2) under the Securities Act in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

      We did not make any sales of unregistered securities in 2003 following the date of our initial public offering.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” following this section and our consolidated financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,

	2003	2002		2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data
Revenues	$136,078	$92,830		$53,164	$35,281	$14,319
Total operating expenses	113,721	86,178		80,898	69,316	32,797
Operating income (loss)	22,357	6,652		(27,734)	(34,035)	(18,478)
Net income (loss)	13,902	29,759	(1)	(27,801)	(34,964)	(18,374)
Net income (loss) per share:
Basic	0.26	2.34		(2.43)	(3.60)	(2.48)
Diluted	0.23	0.57		(2.43)	(3.60)	(2.48)

(1)	Of this amount, $24.3 million was due to a non-recurring tax benefit.

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Balance Sheet Data
Total assets	$190,117	$75,442	$37,421	$52,232	$24,216
Line of credit and loans payable	—	10,375	8,932	2,726	4,371
Total stockholders’ equity	171,722	49,600	16,262	38,294	11,941

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

      We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface.

Overview of 2003

      In 2003, our primary goal was to improve upon our existing service offering as well as increase our user base through new and existing customers to drive revenue and earnings growth. We also continued the expansion of both our dial-up and broadband global footprints, enabling our users to remotely access their corporate networks from more locations, with increased redundancy than in any previous year.

      We continue to focus on delivering innovative services and solutions for our customers and increasing the number of end users of our services as well as expand the breadth of our service offerings with additional new services which we will begin to market in 2004. In 2004, we expect to see continued growth in our business. Our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”

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

      To date, we have derived 99% of our revenues from narrowband connectivity services. Although we have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage, we have generated less than 1% of our revenues from broadband coverage in 2003, and we cannot determine when, if ever, we will generate any substantial revenues from broadband.

      We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. These fees represented less than 2% of our revenues in 2003.

      We also offer customers additional services for which we generally bill on a monthly basis. Fees for these services were approximately 1% of our revenues for 2003.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis of making judgments about the carrying values of assets and liabilities.

      We believe the following critical accounting policies and estimates are important in understanding our consolidated financial statements.

Revenue Recognition

      We have derived substantially all of our revenues from usage fees associated with providing enterprise connectivity services through our virtual network. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

      We recognize revenues during the period the services are rendered to end users based on usage at negotiated rates. Most of our contracts with enterprise customers contain minimum usage levels. If actual usage in a given period is less than the minimum commitment, we recognize the additional charge between the minimum commitment and the actual usage as revenues when cash is collected because we cannot reasonably estimate the amount of the difference that will be collected. We utilize historical experience as our basis in determining that we cannot reasonably estimate the amount of additional charges to be collected because we have from time to time renegotiated minimum commitments in cases where customers have exercised a right to seek renegotiation of their contract for reasons such as a significant downturn in their business or where we have determined that it would be in our best interest to do so.

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

      We generally perform credit reviews to evaluate the customers’ ability to pay. If we determine that collectibility is not probable, we recognize revenue as cash is collected.

Accounting for Income Taxes

      In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our consolidated statements of income as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

      During the year ended December 31, 2002, we determined that it was more likely than not that we would realize all of our available net deferred tax assets in the carryforward period of up to 19 years. As a result, we determined that it was no longer necessary or appropriate to maintain a valuation allowance related to our deferred tax assets. Accordingly, we recorded a $24.3 million tax benefit in our consolidated statements of income for the year ended December 31, 2002.

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

Allowance for Doubtful Accounts

      Our allowance for doubtful accounts is based on a detailed assessment of for specific accounts receivable, as well as anticipated, uncollectible accounts receivable. Our provision for doubtful accounts has been approximately 1% of revenues on an annual basis. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Revenue

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Total Revenue	$136,078	$43,248	46.6%	$92,830	$39,666	74.6%	$53,164

      The growth in total revenue in 2003 over 2002 was due to an increase in the usage of our services resulting from an increased number of end users of our services at new and existing customers. Distinct end users of our service increased to 447,000 in the month of December of 2003 from 286,000 for the same period in 2002. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2003, 2002 or 2001. Fees for additional services represented approximately 1% of our revenue in 2003, 2002, and 2001.

      The growth in total revenue in 2002 over 2001 was due to an increase in usage of our service, resulting from an increased number of end users of our services at new and existing customers. The number of distinct end users of our service increased to 286,000 for the month of December 2002 from 160,000 in the month of December 2001.

      International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 39% of total revenues in 2003 and 2002, and 44% in 2001. International revenues have declined as a percent of revenue due to the expansion of our direct sales force within the United States during 2000 and 2001. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 21%, 17% and 17% of total revenues in 2003, 2002 and 2001, respectively. The increase in the EMEA region as a percent of revenues is due to the expansion of our sales force in EMEA in 2002. Revenues in the Asia Pacific region represented 14%, 15% and 20% of total revenues in 2003, 2002 and 2001, respectively. No individual foreign country accounted for 10% or more of total revenues in 2003, 2002 or 2001. All of our revenues to date have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

      Network access expenses consist of charges for access, principally by the minute, that we pay to our network service providers.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Network access expenses	$30,121	$6,798	29.1%	$23,323	$3,847	19.8%	$19,476
As a percent of revenue	22.1%	—	(3.0)%	25.1%	—	(11.5)%	36.6%

      The growth in network access expenses in 2003 over 2002 was due to increased usage of our virtual network. The decrease as a percent of revenues from 2002 was due to reduced access rates, which resulted from our ability to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, but to remain relatively constant as a percentage of revenues.

      The growth in network access expenses in 2002 over 2001 was due to an increased usage of our virtual network, offset in part by reduced access rates that we paid to our network service providers. The decrease from 2001 to 2002 as a percent of revenues was due to reduced access rates, which resulted from our ability to purchase network access from additional network service providers at lower rates and to renegotiate a number of our current network service provider contracts.

Network Operations

      Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Network operations expenses	$14,306	$3,847	36.8%	$10,459	$759	7.8%	$9,700
As a percent of revenue	10.5%	—	(0.8)%	11.3%	—	(6.9)%	18.2%

      The increase in network operations expenses in 2003 over 2002 in absolute dollars was due primarily to $1.5 million in additional compensation and benefits expense due to an increase in personnel, $665,000 of additional transaction center fees, and $540,000 of additional depreciation expense on network operations equipment in support of the expansion of our virtual network. The decrease as a percentage of revenues from 2002 to 2003 was due primarily to economies of scale in our network operations infrastructure. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but remain relatively constant or increase slightly as a percentage of revenues.

      Network operations expenses increased in absolute dollars, but decreased as a percentage of revenues during fiscal 2002 compared to fiscal 2001. The most significant components of the absolute dollar increase were approximately $200,000 of additional transaction center fees in 2002 and $270,000 of additional depreciation expense for network operations equipment. The decrease as a percentage of revenues was due primarily to economies of scale in our network operations infrastructure.

Research and Development

      Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Research and development expenses	$9,944	$2,874	40.7%	$7,070	$1,641	30.2%	$5,429
As a percent of revenue	7.3%	—	(0.3)%	7.6%	—	(2.6)%	10.2%

      The increase in research and development expenses in 2003 over 2002 was due primarily to an additional $1.8 million of compensation and benefits expenses related to an increase in headcount, and approximately $540,000 in fees paid to consultants to further develop our service. The decrease as a percentage of revenues was due to revenues increasing at a faster pace than research and development expenses. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to increase slightly as a percentage of revenues due to the acceleration of our timetables for bringing certain products and services to market.

      The increase in research and development expenses in 2002 over 2001 in absolute dollars was due primarily to an additional $1.0 million in fees paid to consultants, and an additional $670,000 of compensation and benefits expenses relating to the increase in number of research and development personnel.

Sales and Marketing

      Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Sales and marketing expenses	$41,049	$8,118	24.7%	$32,931	$2,975	9.9%	$29,956
As a percent of revenue	30.2%	—	(5.3)%	35.5%	—	(20.8)%	56.3%

      The increase in sales and marketing expenses in 2003 over 2002 in absolute dollars was due primarily to an additional $3.7 million in compensation and benefits expenses resulting from the expansion of the sales organization and increased commissions expense as a result of sales growth in 2003 over 2002. The increase also included $1.3 million of additional advertising and public relations expenses, as well as a $930,000 increase in compensation and benefits expenses for additional marketing personnel. The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but will continue to decline as a percentage of revenues.

      The increase in absolute dollars in sales and marketing expenses in 2002 as compared to 2001 was due primarily to $2.8 million of additional compensation and benefits expenses for the expansion of our sales organization. As a percentage of revenues, sales and marketing expenses decreased from 2002 as compared to 2001 because revenues increased at a higher rate than sales and marketing expenses.

General and Administrative

      General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
General and administrative expenses	$14,232	$4,602	47.8%	$9,630	$53	0.6%	$9,577
As a percent of revenue	10.5%	—	0.1%	10.4%	—	(7.6)%	18.0%

      A significant part of the increase in general and administrative expenses in 2003 over 2002 was $1.2 million in compensation and benefits expenses for additional personnel. There was also an increase of $1.0 million for directors and officers insurance, as well as $930,000 for consulting, and an $800,000 increase in rent expense. General and administrative expenses increased in absolute dollars in 2003 over 2002 due to incurring additional costs associated with becoming a public company. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations, but to remain relatively constant as a percentage of revenues.

      Although general and administrative expenses remained constant in 2002 and 2001, in 2002 there was $520,000 of additional bad debt expense offset in part by a $380,000 decrease in compensation and benefits expenses. Included in 2001 compensation expenses was $450,000 of severance payments to our former Chief Executive Officer. As a percentage of revenues, general and administrative expenses decreased from 2002 as compared to 2001 due primarily to economies of scale in our corporate infrastructure.

Amortization of Stock-Based Compensation

      We record stock-based compensation charges in the amount by which the option exercise price or the restricted stock purchase price is less than the deemed fair value of our common stock at the date of grant. We amortize this compensation expense on an accelerated basis over the vesting period of the applicable agreements, generally four years. Amortization of stock-based compensation expense relates to stock options granted to employees prior to our initial public offering in July of 2003.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Amortization of stock-based compensation expense	$4,069	$1,304	47.2%	$2,765	$(2,885)	(51.1)%	$5,650
As a percent of revenue	3.0%	—	—	3.0%	—	(7.6)%	10.6%

      We expect to incur amortization of stock-based compensation expense of at least $2.4 million in 2004 and $1.2 million in 2005. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Restructuring Charges

      In April 2001, we decided to focus on enterprise customers and therefore reduced the need for resources related to non-enterprise customers. As a result, we terminated 30 people and determined that certain office facilities would no longer be needed to run our business. Eight network operations employees, three research and development employees, 14 sales and marketing employees and five general and administrative employees were included in the workforce reduction. We recorded a charge of $440,000 for severance costs related to this reduction, substantially all of which were paid during 2001. The charge relating to the lease obligation was comprised of two components:

•	lease termination fees, net, totaling approximately $190,000; and

•	future rental obligations through February 2003 of $678,000, offset by estimated future sublease income of $198,000, totaling approximately $480,000.

      We had no restructuring activity in 2003 or 2002.

Non-Operating Expenses

Other Income (Expense), Net

      Other income (expense) consists of the net total of interest income and interest expense for the period.

      Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $1.1 million and $440,000 in 2003 and 2002, respectively. The increase in interest income was due to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from the initial public offering in July 2003. Interest income and other decreased from $895,000 in 2001 to $440,000 in 2002 due to a lower average cash balance and a reduction in the average interest rates.

      Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities. Interest expense was $620,000 and $1.0 million in 2003 and 2002, respectively. The decrease in interest expense was the result of paying off our line of credit and all outstanding loans payable in July and August 2003. Interest expense increased from $852,000 in 2001 to $1.0 million in 2002. The increase was due to higher average borrowings in 2002 as well as $64,000 of amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities.

Provision for (benefit from) Income Taxes

      The provision for income taxes was $9.0 million in 2003 compared to a net benefit of $23.7 million in 2002. The increase is due to an increase in taxable income in 2003 over 2002, and the $27.2 million reversal of the valuation allowance in 2002 discussed below. The net benefit in 2002 is $3.5 million less than the reversal of the valuation allowance due to taxable earnings generated in 2002.

      During 2003, we recorded a research and development tax credits of approximately $1.3 million. A tax study was completed during the year 2003 for the years 1996 through 2003 which identified research and development expenses that were eligible for federal and state income tax credits.

      We incurred net operating losses in 2001 and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2001, we had recorded a valuation allowance of $27.2 million, which was equal to the amount of our deferred tax assets. These assets relate to net operating loss carryforwards and other tax credit carryforwards and temporary differences between items recorded for financial reporting and tax return purposes. We established this valuation allowance because we determined that it was more likely than not that some portion or all of the deferred tax assets would not be realized. We reversed the valuation allowance totaling $27.2 million during fiscal year 2002, of which $2.9 million was due to taxable earnings generated during 2002, and $24.3 million because we determined that it is more likely than not that we will generate enough taxable income to use our net operating losses.

Liquidity and Capital Resources

      From our inception in July 1996 through our initial public offering of our common stock in July 2003, we funded our operations primarily through issuances of preferred stock, which provided us with aggregate net proceeds of approximately $86.5 million. In July 2003, we completed the sale of 8,050,000 shares of common stock in an initial public offering, including the underwriters’ exercise of an over-allotment option, and realized net proceeds of $102.7 million. We used $10.9 million of the net proceeds to pay off all outstanding balances on loans payable and line of credit.

      Net cash provided by operating activities was $23.7 million for the year ended December 31, 2003, compared to $10.6 million for the year ended December 31, 2002. This increase is primarily due to the expansion of our business, as reflected in the increase in net income from 2002 to 2003 excluding a $24.3 million reversal of the valuation allowance on our deferred tax asset in 2002.

      Net cash used in investing activities in 2003 was $99.2 million, compared to $3.5 million and $1.3 million in 2002 and 2001. Net cash used in investing activities was for the purchases of property and equipment, with the exception of a net investment of $93.5 million in short-term investments in 2003 as a result of the receipt of the proceeds from our initial public offering.

      Net cash provided by financing activities in 2003 was $93.2 million, compared to $2.1 million and $6.2 million in 2002 and 2001. Net cash provided by financing activities in 2003 was primarily due to net proceeds from our initial public offering, offset in part by the payment of all outstanding balances on our line of credit and loans payable. Net cash provided by financing activities in 2002 and 2001 were primarily due to net proceeds from loans payable as well as proceeds from payments on stockholder notes receivable and, in 2001, from the receipt of $6.7 million from a line of credit.

      We anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources for the foreseeable future in order to execute our business plan. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures.

      As of December 31, 2003, our principal source of liquidity was $139.3 million of cash, cash equivalents and short-term investments.

Commitments

      At December 31, 2003, we had no material commitments for capital expenditures.

      We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 34 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we have access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of December 31, 2003 are as follows (in thousands):

Year ending December 31:
2004	$3,504
2005	2,935
2006	208

$6,647

      We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31:
2004	$3,671
2005	3,799
2006	3,927
2007	4,055
2008	4,183
2009 and thereafter	5,764

$25,399

Tabular Disclosure of Contractual Obligations

	Payments Due By Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$25,399	$3,671	$7,726	$8,238	$5,764
Purchase Obligations	6,647	3,504	3,143	—	—

Total Contractual Obligations	$32,046	$7,175	$10,869	$8,238	$5,764

Related Party Transactions With Customers

      Cisco Systems Inc., a holder of 5.8% of our outstanding common stock as of December 31, 2003 is one of our indirect customers through our channel partner, Equant. In 2003 and 2002, we billed approximately $770,000 and $963,000 to Equant relating to our services purchased by Cisco from Equant.

FACTORS AFFECTING OPERATING RESULTS

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

      In approximately 34 countries, our sole network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2003 and 2002. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be significantly impaired, which could cause us to lose customers. Although our agreement with Equant does not expire until February 2006, Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

      The broadband access market is at an early stage of development. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, is at an early stage of development and demand may never develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. As of December 31, 2003, only approximately 5,000 of our over 20,000 access points were broadband access points. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Many large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. In addition, the United States Department of Defense has asserted that the increasing popularity of Wi-Fi could interfere with military radar, and is seeking new limits on the use of Wi-Fi. If the broadband wireless access market does not develop, we will not be able to generate revenues from broadband wireless access.

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

      We do not generate revenues from broadband home access. We do not generate revenues when mobile workers access their enterprise networks from the home using subscription-based broadband access because they do not connect through our virtual network. If subscription-based broadband access from the home increases and fewer home workers use narrowband access, our revenues may decline.

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

      We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 39% of our revenues for 2003, of which approximately 21% and 14% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

      We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized, the FASB has announced their support for recording expense for the fair value of stock options granted. Please see Note 2 of the Consolidated Financial Statements for a table displaying the impact to our operating expenses if we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

      Although we were profitable in 2003 and 2002, $24.3 million of our $29.8 million in net income in 2002 was due to a non-recurring tax benefit. If revenues do not meet the levels we anticipate, if our network service providers increase the rates we pay to access their networks, or if our expenses otherwise exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

Risks Relating to Our Industry

Security concerns may delay the widespread adoption of the Internet for enterprise communications, or limit usage of Internet-based services, which would reduce demand for our products and services.

      The secure transmission of confidential information over public networks is a significant barrier to further adoption of the Internet as a business medium. The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of code breaking or other developments could result in compromised security on our network or the networks of others. Security and authentication concerns with respect to the transmission over the Internet of confidential information, such as corporate access passwords and the ability of hackers to penetrate online security systems may reduce the demand for our services. Further, new access methods, devices, applications and operating systems have also introduced additional vulnerabilities which have been actively exploited by hackers. The recent Internet-based worms and viruses, computer programs that are created to slow Internet traffic or disrupt computer networks or files by replicating through software or operating systems, are examples of events or computer programs that can disrupt users from using our Internet-based services and reduce demand for our services, potentially affecting our business and financial performance. Furthermore, any well-publicized compromises of confidential information may reduce demand for Internet-based communications, including our services.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

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

Interest Rate Sensitivity

      As of December 31, 2003, we had cash, cash equivalents, and short-term investments totaling $139.3 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

      As of December 31, 2002, we had cash and cash equivalents of $27.9 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates would have caused the interest generated by, and the fair value of, these short-term investments to change by an immaterial amount.

      The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for
	Par Value Amounts				As of
	For the Year Ended				December 31, 2003
	December 31,
				Total	Total
	2004	2005	2006	Cost Value	Fair Value

U.S. Government agencies	$58,800	$21,000	$—	$80,226	$80,661
Corporate notes	920	7,790	—	9,031	9,172
Asset backed	3,000	—	700	3,797	3,806

Total	$62,720	$28,790	$700	$93,054	$93,639

      Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We consider all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. All short-term investments and cash equivalents in our portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

      Our financial statements required by this item are set forth as a separate section of this report. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

      The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2003 (in thousands, except per share amounts):

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2003
Revenues	$30,498	$33,103	$34,989	$37,488
Operating income	4,390	5,638	6,163	6,166
Net income	2,310	2,952	4,461	4,179
Basic net income per share	$0.17	$0.21	$0.08	$0.07
Diluted net income per share	$0.04	$0.05	$0.07	$0.06

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2002
Revenues	$19,317	$22,100	$24,007	$27,406
Operating income (loss)	(620)	1,418	2,480	3,374
Net income (loss)	(791)	1,280	2,174	27,096	(1)
Basic net income (loss) per share	$(0.06)	$0.10	$0.17	$2.04
Diluted net income (loss) per share	$(0.06)	$0.02	$0.04	$0.50

(1)	Of this amount, $24.3 million was due to a non-recurring tax benefit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None, other than previously reported.

Item 9A.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC reports are recorded, processed, summarized and reported within the time periods specified in the in the SEC’s rules and the SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

      In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information relating to our executive officers and directors will be presented under the captions “Proposal 1 — Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held in June 2004 to be filed with the Securities and Exchange Commission not later than April 30, 2004 (the “Proxy Statement”). That information is incorporated into this report by reference.

      Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That information is incorporated into this report by reference.

Code of Ethics

      We have adopted a code of conduct and ethics that applies to all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. This code of conduct and ethics is posted on our Website. The Internet address for our Website is http://www.ipass.com, and the code of conduct and ethics may be found as follows:

1. From our main Web page, first click on “Investors.”

2. Next, click on “Corporate Governance.”

3. Then, click on “Code of Conduct.”

4. Finally, click on “Code of Conduct and Ethics.”

      We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct and ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

      Information relating to director and executive compensation required by this Item 11 will be presented under the captions “Compensation of Directors,” “Compensation of Executive Officers,” and “Compensation

Committee Interlocks and Insider Participation” in the Proxy Statement. That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That information is incorporated into this report by reference.

      Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement. That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions

      Information relating to certain relationships of our directors and executive officers and related transactions will be presented under the caption “Certain Relationships and Related Transactions” in the Proxy Statement. That information is incorporated into this report by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item will be included under the captions “Proposal No. 2 — Ratification of Independent Auditors — Principal Accountant Fees and Services” in the Proxy Statement. That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following financial statements are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

      None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
10.1	2003 Equity Incentive Plan and form of related agreements, as amended.(1)
10.2	2003 Non-Employee Directors Plan.(1)
10.3	1999 Stock Option Plan and form of related agreements.(1)
10.4	1997 Stock Option Plan and form of related agreements.(1)
10.5	Interim 1999 Stock Option Plan.(1)
10.6	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(1)
10.7	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)
10.8	Lease Agreement, dated October 26, 1999 between Registrant and Westport Joint Venture (as amended).(1)
10.9	Amended and Restated Investor Rights Agreement dated August 8, 2000 between Registrant, founders and holders of the Registrant’s Preferred Stock.(1)
10.10	Form of Indemnity Agreement.(1)
10.11	Employment Agreement, dated November 13, 2001 between Registrant and Kenneth D. Denman.(1)
10.12	Form of Offer Letter to Executive Officers.(1)
10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(1)(3)
10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc. and the Registrant.(1)(3)
10.15	Managed Data Network Services Agreement, dated September 17, 1996, between Equant, (formerly Scitor International Telecommunication Services, Inc.), and the Registrant, and amendments thereto.(1)(3)
10.16	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant and modifications thereto.(1)
10.17	Internet Service Agreement dated April 25, 2001, by and between UUNET Technologies, Inc. and the Registrant, and amendment thereto.(1)(3)
10.18	Virtual Internet Provider (VIP) Agreement dated January 9, 1997, by and between UUNET Technologies, Inc. and the Registrant and amendments thereto.(1)(3)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney.(reference is made to the signature page of this Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended, File No. 333-102715, originally filed on January 24, 2003, as amended, and incorporated by reference herein.

(2)	Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003, and incorporated by reference herein.

(3)	Confidential treatment has been grated for a portion of the exhibit.

      (b) Reports on Form 8-K

      On October 16, 2003, we filed a Current Report on Form 8-K dated October 16, 2003, that furnished (not filed) under Item 12 the press release entitled “iPass Reports Strong Third Quarter 2003 Results; Revenues up 46%, Operating Income up 149% Over Third Quarter 2002” announcing our results for the fiscal quarter ended September 30, 2003.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of iPass Inc.:

      We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, CA

January 29, 2004

iPASS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,646	$27,916
Short-term investments	93,639	—
Accounts receivable, net of allowance for doubtful accounts of $2,348 and $1,500, respectively	20,658	14,227
Prepaid expenses and other current assets	3,310	1,379
Deferred income tax asset	17,341	10,155

Total current assets	180,594	53,677
Property and equipment, net	8,288	6,408
Other assets	1,235	1,213
Deferred income tax asset	—	14,144

Total assets	$190,117	$75,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,421	$6,979
Accrued liabilities	10,974	8,488
Current portion of loans payable	—	1,827
Line of credit	—	6,794

Total current liabilities	18,395	24,088
Loans payable, net of current portion	—	1,754

Total liabilities	18,395	25,842

Commitments (Note 7)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
authorized 25,000,000 and 40,000,000 shares, respectively; issued and outstanding 0 and 35,273,169 shares, respectively	—	35
Common stock, $.001 par value; authorized 250,000,000 and 120,000,000 shares, respectively; issued and outstanding 60,483,432 and 16,013,240 shares, respectively	60	16
Additional paid-in capital	229,026	119,268
Notes receivable from stockholders	(2,831)	(2,644)
Deferred stock-based compensation	(4,326)	(2,841)
Accumulated other comprehensive income	125	—
Accumulated deficit	(50,332)	(64,234)

Total stockholders’ equity	171,722	49,600

Total liabilities and stockholders’ equity	$190,117	$75,442

The accompanying notes are an integral part of these consolidated financial statements.

iPASS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands, except share
	and per share amounts)
Revenues	$136,078	$92,830	$53,164

Operating expenses:
Network access	30,121	23,323	19,476
Network operations	14,306	10,459	9,700
Research and development	9,944	7,070	5,429
Sales and marketing	41,049	32,931	29,956
General and administrative	14,232	9,630	9,577
Restructuring charges	—	—	1,110
Amortization of stock-based compensation	4,069	2,765	5,650

Total operating expenses	113,721	86,178	80,898

Operating income (loss)	22,357	6,652	(27,734)

Other income (expense):
Interest income and other	1,133	440	895
Interest expense	(620)	(1,026)	(852)

Total other income (expense)	513	(586)	43

Income (loss) before income taxes	22,870	6,066	(27,691)
Provision for (benefit from) income taxes	8,968	(23,693)	110

Net income (loss)	$13,902	$29,759	$(27,801)

Net income (loss) per share:
Basic	$0.26	$2.34	$(2.43)
Diluted	$0.23	$0.57	$(2.43)
Number of shares used in per share calculations:
Basic	53,474,537	12,742,068	11,443,250
Diluted	60,622,040	51,873,067	11,443,250
Amortization of stock-based compensation consists of:
Network operations	$551	$302	$576
Research and development	468	219	398
Sales and marketing	984	571	1,171
General and administrative	2,066	1,673	3,505

Total amortization of stock-based compensation	$4,069	$2,765	$5,650

The accompanying notes are an integral part of these consolidated financial statements.

iPASS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible					Notes
	Preferred Stock		Common Stock		Additional	Receivable	Deferred		Accumulated	Total
					Paid-in	from	Stock-Based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income	Equity

	(In thousands)
Balances, December 31, 2000	35,273,169	$35	13,056,781	$13	$116,864	$(1,863)	$(10,563)	$(66,192)	$—	$38,294
Exercise of stock options	—	—	228,581	—	97	—	—	—	—	97
Payment of stockholder notes receivable	—	—	—	—	—	80	—	—	—	80
Repurchase of unvested common stock	—	—	(94,792)	—	(95)	95	—	—	—	—
Warrants	—	—	—	—	39	—	—	—	—	39
Interest earned on stockholder note receivable	—	—	—	—	—	(97)	—	—	—	(97)
Cancellation of unvested stock options	—	—	—	—	(1,035)	—	1,035	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	5,650	—	—	5,650
Net loss	—	—	—	—	—	—	—	(27,801)	—	(27,801)

Balances, December 31, 2001	35,273,169	35	13,190,570	13	115,870	(1,785)	(3,878)	(93,993)	—	16,262
Exercise of stock options	—	—	3,240,697	3	1,673	(1,485)	—	—	—	191
Payment of stockholder notes receivable	—	—	—	—	—	625	—	—	—	625
Repurchase of unvested common stock	—	—	(418,027)	—	(109)	87	—	—	—	(22)
Warrants	—	—	—	—	46	—	—	—	—	46
Interest earned on stockholder note receivable	—	—	—	—	—	(86)	—	—	—	(86)
Cancellation of unvested stock options	—	—	—	—	(572)	—	572	—	—	—
Deferred stock-based compensation	—	—	—	—	2,300	—	(2,300)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,765	—	—	2,765
Fair value of options for accelerated vesting	—	—	—	—	44	—	—	—	—	44
Fair value of options issued to non-employees	—	—	—	—	16	—	—	—	—	16
Net income	—	—	—	—	—	—	—	29,759	—	29,759

Balances, December 31, 2002	35,273,169	35	16,013,240	16	119,268	(2,644)	(2,841)	(64,234)	—	49,600
Issuance of common stock in initial public offering, net of issuance costs of $10,043	—	—	8,050,000	8	102,649	—	—	—	—	102,657
Conversion of convertible preferred stock into common stock	(35,273,169)	(35)	35,273,169	35		—	—	—	—	—
Exercise of stock options	—	—	661,550	1	962	—	—	—	—	963
Exercise of warrants	—	—	485,473	—	—	—	—	—	—	—
Interest earned on stockholder note receivable	—	—	—	—	—	(187)	—	—	—	(187)
Cancellation of unvested stock options	—	—	—	—	(282)	—	282	—	—	—
Deferred stock-based compensation	—	—	—	—	5,836	—	(5,836)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	4,069	—	—	4,069
Fair value of options issued to non-employees	—	—	—	—	392	—	—	—	—	392
Tax benefit from employee stock option plans	—	—	—	—	201	—	—	—	—	201

Net income	—	—	—	—	—	—	—	13,902		13,902
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	—	—	—	125	125

Comprehensive income										14,027

Balances, December 31, 2003	—	—	60,483,432	60	$229,026	$(2,831)	$(4,326)	$(50,332)	$125	$171,722

The accompanying notes are an integral part of these consolidated financial statements.

iPASS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,902	$29,759	$(27,801)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation for employees	4,069	2,765	5,650
Amortization of warrants issued	8	64	13
Depreciation and amortization	3,810	3,549	3,233
Stock-based compensation	392	60	—
Tax benefit from employee stock option plans	201	—	—
Deferred income tax	6,958	(24,299)	—
Interest on shareholder notes receivable	(187)	(86)	(97)
Provision for doubtful accounts	1,176	1,250	734
Loss on disposals of property and equipment	45	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,607)	(5,961)	(3,192)
Prepaid expenses and other current assets	(1,991)	183	(610)
Other assets	(22)	52	342
Accounts payable	442	1,521	607
Accrued liabilities	2,486	1,719	408

Net cash provided by (used in) operating activities	23,682	10,576	(20,713)

Cash flows from investing activities:
Purchases of short-term investments	(98,854)	—	—
Maturities of short-term investments	5,340	—	—
Purchases of property and equipment	(5,683)	(3,533)	(1,258)

Net cash used in investing activities	(99,197)	(3,533)	(1,258)

Cash flows from financing activities:
Net proceeds from initial public offering	102,657	—	—
Proceeds from loans payable	1,483	2,418	2,903
Payments on loans payable	(5,064)	(1,128)	(3,581)
Payments on line of credit, net	(6,794)	—	6,713
Proceeds from issuance of common stock	963	191	97
Proceeds from payment of stockholder notes receivable	—	625	80
Payments for repurchase of unvested restricted stock	—	(22)	—

Net cash provided by financing activities	93,245	2,084	6,212

Net increase (decrease) in cash and cash equivalents	17,730	9,127	(15,759)
Cash and cash equivalents at beginning of year	27,916	18,789	34,548

Cash and cash equivalents at end of year	$45,646	$27,916	$18,789

Supplemental disclosures of cash flow information:
Cash paid for interest during year	$486	$799	$659
Cash paid for taxes	$1,362	$378	$110
Non-cash investing and financing activities:
Issuance of stockholder notes receivable for exercise of stock options	$—	$1,485	$—
Cancellation of stockholder notes receivable for unvested restricted stock repurchases	$—	$87	$95

The accompanying notes are an integral part of these consolidated financial statements.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

      iPass, Inc. (the “Company”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 280 telecommunications carriers, internet service providers and other network service providers around the globe. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

      In July 2003, the Company closed the sale of 8,050,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $14 per share in an initial public offering (IPO). A total of $112.7 million in gross proceeds was raised from these transactions. After deducting the underwriting discount of approximately $7.9 million, and offering expenses of approximately $2.1 million, net proceeds were $102.7 million.

      Upon the closing of the Company’s IPO, 35,273,169 shares of the Company’s convertible preferred stock converted into common shares.

Note 2.	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

      The accompanying consolidated financial statements include the financial statements of iPass Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Foreign Currency Translation

      All revenues and substantially all network access expenses are denominated in U.S. dollars. Therefore, the Company considers all functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying consolidated statements of income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2003, 2002 and 2001.

Comprehensive Income (Loss)

      Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. Comprehensive income (loss) includes net income and unrealized gains on available-for-sale securities.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Comprehensive income (loss) is comprised of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$13,902	$29,759	$(27,801)
Comprehensive income (loss):
Change in accumulated unrealized gain on available-for-sale securities	125	—	—

Total comprehensive income (loss)	$14,027	$29,759	$(27,801)

Cash Equivalents and Short-term Investments

      Cash equivalents consist of highly liquid investments including money market funds and corporate debt securities with maturities of 90 days or less from the date of purchase.

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

Concentrations of Risk

      Substantially all of the Company’s cash, cash equivalents and short-term investments are held by two financial institutions.

      The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of December 31, 2003 and 2002, no individual customer represented 10% or more of accounts receivable.

      For the three years ended December 31, 2003, 2002 and 2001, suppliers representing greater than 10% of network access expenses were as follows:

Access Provider:	2003	2002	2001

A	14.2%	19.0%	20.0%
B	—%	—%	13.1%
C	21.3%	21.1%	25.7%

      In addition, the contracts the Company has entered into with some of these access providers contain minimum purchase commitments (see Note 7).

Fair Value of Financial Instruments

      For the Company’s financial instruments, including cash, cash equivalents, short-term available-for-sale investments, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximate fair value due to the relatively short maturities of the financial instruments.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both interim and annual financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	For the Year Ended December 31,

	2003	2002	2001

Net income (loss) — as reported	$13,902	$29,759	$(27,801)
Add: Stock-based employee compensation expense included in the reported net income (loss), net of related tax effects	2,523	1,714	5,650
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(3,029)	(2,265)	(7,032)

Pro forma net income (loss)	$13,396	$29,208	$(29,183)

Basic net income (loss) per common share:
As reported	$0.26	$2.34	$(2.43)
Pro forma	$0.25	$2.29	$(2.55)
Diluted net income (loss) per common share:
As reported	$0.23	$0.57	$(2.43)
Pro forma	$0.22	$0.56	$(2.55)

      The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $4.35, $1.35 and $0.15, respectively.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the twelve months ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,

	2003	2002	2001

Risk-free rate	2.0%	3.0%	3.8%
Expected dividend yield	0%	0%	0%
Expected volatility	43%	0%*	0%*
Expected life	3 Years	3 Years	3 Years

*	Note that all stock option grants issued during the years ended December 31, 2002 and 2001 were issued prior to the Company’s initial public offering, therefore 0% volatility has been used.

Computation of Net Income (Loss) per Share

      Basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and warrants using the treasury-stock method and from convertible preferred stock using the “if converted” method.

Revenue Recognition

      The Company derives substantially all of its revenues from usage fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Revenues are recognized during the period the services are rendered to end users based on usage at negotiated rates. The Company typically requires its customers to commit to minimum usage levels. Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement. If actual usage in a given period is less than the minimum commitment, the Company recognizes the difference between the actual usage and the minimum commitment as revenues when cash is collected because the Company cannot reasonably estimate the amount of the difference that will be collected. The Company cannot reasonably estimate the amount of the difference to be collected because it has from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where the Company has determined that it would be in its best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.

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

      If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through December 31, 2003.

Sales and Marketing

      Advertising and promotional costs for the years ended December 31, 2003, 2002 and 2001 were approximately $1.4 million, $370,000 and $186,000, respectively.

Software Development Costs

      Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

      The Company capitalizes the costs of computer software developed or obtained for internal use. During the years ended December 31, 2003, 2002 and 2001, the Company capitalized software development costs of approximately $0, $0, and $304,000, respectively. Development costs are amortized over the estimated useful life of the software developed, which is generally six years. As of December 31, 2003 and 2002, the Company had no capitalized software development costs.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 3.	Allowance for Doubtful Accounts

      Changes in the Company’s allowance for doubtful accounts for the year ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

	Beginning		Charge	Ending
	Balance	Provisions	Offs	Balance

Year ended December 31, 2001	$952	$734	$(572)	$1,114
Year ended December 31, 2002	$1,114	$1,250	$(864)	$1,500
Year ended December 31, 2003	$1,500	$1,176	$(328)	$2,348

Note 4.	Property and Equipment

      Property and equipment consisted of:

	December 31,	December 31,
	2003	2002

	(In thousands)
Equipment	$13,694	$9,842
Furniture and fixtures	2,456	1,939
Computer software and equipment	2,213	1,593
Leasehold improvements	1,443	1,290

	19,806	14,664
Less: Accumulated depreciation and amortization	(11,518)	(8,256)

Property and equipment, net	$8,288	$6,408

      Depreciation expense was $3,711,000, $3,396,000 and $3,062,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5.	Accrued Liabilities

      Accrued liabilities consisted of:

	December 31,	December 31,
	2003	2002

	(In thousands)
Accrued commissions	$2,979	$3,134
Deferred rent	1,504	1,284
Deferred revenues	1,852	1,179
PTO payable	1,274	972
Other accrued liabilities	3,365	1,919

	$10,974	$8,488

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 6.	Loans Payable and Line of Credit

      Loans payable and line of credit consisted of:

	December 31,	December 31,
	2003	2002

	(In thousands)
Secured loan agreements	$—	$3,581

Total loans payable	—	3,581
Less current portion	—	(1,827)

Long-term portion	$—	$1,754

Line of credit	$—	$6,794

      During July and August of 2003, all outstanding balances on loans payable and the Company’s line of credit were paid in full. As of December 31, 2003 there were no outstanding balances on loans payable or line of credit.

Note 7.	Commitments

      The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through February 2010. Future minimum lease payments under all non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31:
2004	$3,671
2005	3,799
2006	3,927
2007	4,055
2008	4,183
2009 and thereafter	5,764

$25,399

      Rent expense under operating leases for the years ended December 31, 2003, 2002, and 2001 was $4,349,000, $4,210,000 and $4,000,000, respectively (net of sublease income of $111,000, $415,000 and $2,800,000, respectively).

      As of December 31, 2003, the Company had minimum purchase commitments with network service providers that expire at various dates through 2006. Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
2004	$3,504
2005	2,935
2006	208

$6,647

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 8.	401(k) Plan

      Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching contributions. There were no matching contributions for the year ended December 31, 2003.

Note 9.	Income Taxes

      The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Current
U.S. federal	$518	$—	$—
State	1,285	531	110
Foreign	207	75	—

	2,010	606	110
Deferred
U.S. federal	7,451	(22,245)	—
State	(493)	(2,054)	—

	6,958	(24,299)	—

Total provision for (benefit from) income taxes	$8,968	$(23,693)	$110

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards. Net deferred income tax assets consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Net operating loss carryforwards	$13,104	$22,140
Reserves and accruals	3,082	2,282
Other	1,155	(123)

Deferred income tax asset	$17,341	$24,299

      For the years ended December 31, 2003, 2002 and 2001, the provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following:

	2003	2002	2001

Federal statutory rate	34%	34%	34%
State taxes, net of federal benefit	2	6	—
Foreign taxes	—	1	—
Amortization of stock-based compensation	6	14	—
Research and development benefit	(3)	—	—
Other	—	1	—
Change in valuation allowance	—	(447)	(34)

Provision for (benefit from) income taxes	39%	(391)%	—%

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      As of December 31, 2003, the Company had cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $32.8 million and $34.9 million, respectively, which expire in various periods through 2021. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest such as an IPO. As of December 31, 2003, the Company has determined that any annual limitation on the future utilization of its net operating loss carryforwards will not be significant.

      As of December 31, 2002, the Company determined that it was more likely than not that it would realize all of the available net deferred income tax assets in the carry forward period of up to 19 years. As a result, the Company determined that it was no longer necessary or appropriate to maintain a valuation allowance, and accordingly, during the year ended December 31, 2002 recorded a benefit from income taxes of $24.3 million which is included in the Statement of Operations.

Note 10.	Common Stock

Stock Option Plans

      In February 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). In June 1999, the Company adopted two option plans, the 1999 Stock Option Plan (1999 Plan) and the 1999 Interim Stock Option Plan (1999 Interim Plan). The 1997 Plan, the 1999 Plan, and the 1999 Interim Plan are collectively referred to as the Plans. Under the Plans, as amended, the Company is authorized to issue shares to employees, directors and consultants. The board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest over a four-year period and generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. At December 31, 2003, 1,467,190 shares of common stock were subject to repurchase at a weighted average exercise price of $0.54 per share.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Stock option activity under the Plans for the three years ended December 31, 2003 is summarized below:

	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balance as of December 31, 2000	1,580,251	4,546,290	$4.67
Authorized	5,500,000	—	—
Granted	(6,587,250)	6,587,250	1.28
Exercised	—	(228,581)	0.44
Cancelled	1,121,663	(1,121,663)	6.14

Balance as of December 31, 2001	1,614,664	9,783,296	2.32
Granted	(1,800,000)	1,800,000	0.83
Exercised	—	(3,240,697)	0.52
Cancelled	1,334,281	(1,334,281)	3.19

Balance as of December 31, 2002	1,148,945	7,008,318	2.60

Authorized	8,859,026	—	—
Granted	(1,792,200)	1,792,200	6.00
Exercised	—	(661,550)	4.55
Cancelled	251,395	(251,395)	2.79

Balance at December 31, 2003	8,467,166	7,887,573	$3.46

Exercisable as of December 31, 2001		1,452,275	$4.21
Exercisable as of December 31, 2002		2,576,460	$3.75
Exercisable as of December 31, 2003		3,891,821	$3.45

      The following table summarizes the options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

$0.06-0.50	2,082,015	7.85	$0.49	1,030,897	$0.47
$0.75-1.50	1,376,330	7.73	$0.98	485,000	$1.08
$2.00-4.75	3,414,528	6.66	$3.86	1,869,127	$4.40
$5.00-20.02	1,014,700	7.86	$11.60	506,797	$8.32

	7,887,573	7.31	$3.46	3,891,821	$3.45

      As of December 31, 2003, 1,467,190 options ranging in exercise price from $0.50 to $2.10 were exercised and are currently unvested and subject to repurchase by the Company.

      The Company’s board of directors adopted the 2003 Employee Stock Purchase Plan, the 2003 Equity Incentive Plan and the 2003 Non-employee Directors Plan on January 15, 2003, subject to stockholder approval.

Stock-Based Compensation

      The Company records stock-based compensation charges in the amount, if any, by which the option exercise price or the restricted stock purchase price is less than the deemed fair value of our common stock at

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the date of grant. Prior to the Company’s IPO, the Company’s board of directors determined the fair value of common stock based upon several factors, including operating performance, issuances of convertible preferred stock, liquidation preferences of preferred stockholders, and valuations of other publicly-traded companies. The Company recorded deferred stock-based compensation totaling approximately $5,836,000 and $2,300,000 and $0 for the years ended December 31, 2003, 2002 and 2001, that is being amortized on an accelerated basis over the corresponding vesting period, using the method outlined in FASB Interpretation No. 28. Deferred stock-based compensation was decreased by approximately $282,000, $572,000 and $1,035,000 for the years ended December 31, 2003, 2002 and 2001, due to forfeiture of accrued but unvested deferred stock-based compensation arising from the termination of employees. Amortization of deferred compensation expense for the years ended December 31, 2003, 2002 and 2001, was approximately $4,069,000, $2,765,000 and $5,650,000, respectively. Non-employee equity transactions were accounted for at fair value at each grant date pursuant to SFAS No. 123. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Note 11.	Restructuring Charges

      During 2001, the Company incurred approximately $1,110,000 of expenses to reduce its headcount and for lease obligations related to excess office space. The workforce reduction totaled 30 employees. The Company recorded a charge of $440,000 for severance expense related to this reduction. The severance expense was primarily paid during fiscal 2001.

      The Company settled a lese obligation and entered into a sublease agreement for vacant space at its headquarters for a total estimated cost of $670,000, net of estimated sublease income. The lease obligation expired during 2003.

Note 12.	Segment Information

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated financial statements of operations. Therefore, the Company has determined that it operates in a single reportable segment.

      International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 39.0%, 38.6%, and 44.4% of total revenues for the years ended December 31, 2003, 2002, and 2001, respectively. No individual foreign country represented 10% or more of total revenues for the years ended December 31, 2003, 2002, and 2001.

      Substantially all of the Company’s long-lived assets are located in the United States.

Note 13.	Net Income (Loss) Per Common Share

      In accordance with SFAS 128, “Earnings Per Share,” basic net (loss) income per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income (loss)

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

per share excludes 3,646,891, 4,509,378 and 2,948,385 shares subject to repurchase for the years ended December 31, 2003, 2002 and 2001, respectively. These shares have been included in diluted net income (loss) per share to the extent that the inclusion of such shares is not anti-dilutive. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method.

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,

	2003	2002	2001

Numerator:
Net income (loss)	$13,902	$29,759	$(27,801)

Denominator:
Denominator for basic net income (loss) per common share
Weighted average shares outstanding	53,474,537	12,742,068	11,443,250
Effect of dilutive securities:
Preferred stock	—	35,273,169	—
Stock options	7,147,503	3,835,170	—
Warrants	—	22,660	—
Denominator for diluted net income (loss) per common share	60,622,040	51,873,067	—

Basic net income (loss) per common share	$0.26	$2.34	$(2.43)

Diluted net income (loss) per common share	$0.23	$0.57	$(2.43)

      The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,

	2003	2002	2001

Options to purchase common stock	351,200	2,914,281	9,783,296
Common stock subject to repurchase	—	27,500	1,145,073
Warrants	—	535,601	605,346

Total	351,200	3,477,382	11,533,715

      The weighted-average exercise price of options to purchase common stock excluded from the computation was $18.12, $5.30 and $2.32 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average repurchase price of common stock excluded was $2.00 and $0.59 for the years ended December 31, 2002 and 2001, respectively. The weighted-average exercise price of warrants excluded was $4.88 and $4.39 for the years ended December 31, 2002 and 2001, respectively.

iPASS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 14.	Related Party Transactions

      During 2002, the Company entered into two full recourse notes receivable for $1,484,675 with two executives for the exercise of stock options. The notes have a market rate of 7%. The notes and accrued interest are due and payable by July 23, 2004.

      Cisco Systems, Inc., a holder of 5.8% of our outstanding common stock as of December 31, 2003 is one of our indirect customers through our channel partner, Equant. In 2003 and 2002 we billed approximately $770,000 and $963,000 to Equant relating to our services purchased by Cisco from Equant.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPASS INC.

By:	/s/ DONALD C. MCCAULEY

Donald C. McCauley
Vice President and Chief Financial Officer
(duly authorized officer and
principal financial officer)

Date: March 30, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Donald C. McCauley and Bruce K. Posey, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. DENMAN Kenneth D. Denman	Chairman, President, Chief Executive Officer and Director	March 30, 2004

/s/ DONALD C. MCCAULEY Donald C. McCauley	Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)	March 30, 2004

/s/ FRANK E. VERDECANNA Frank E. Verdecanna	Corporate Controller (Principal Accounting Officer)	March 30, 2004

/s/ A. GARY AMES A. Gary Ames	Director	March 30, 2004

/s/ CREGG B. BAUMBAUGH Cregg B. Baumbaugh	Director	March 30, 2004

Signature	Title	Date

/s/ JOHN D. BELETIC John D. Beletic	Director	March 30, 2004

/s/ PETER G. BODINE Peter G. Bodine	Director	March 30, 2004

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 30, 2004

/s/ ALLAN R. SPIES Allan R. Spies	Director	March 30, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
10.1	2003 Equity Incentive Plan and form of related agreements, as amended.(1)
10.2	2003 Non-Employee Directors Plan.(1)
10.3	1999 Stock Option Plan and form of related agreements.(1)
10.4	1997 Stock Option Plan and form of related agreements.(1)
10.5	Interim 1999 Stock Option Plan.(1)
10.6	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(1)
10.7	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)
10.8	Lease Agreement, dated October 26, 1999 between Registrant and Westport Joint Venture (as amended).(1)
10.9	Amended and Restated Investor Rights Agreement dated August 8, 2000 between Registrant, founders and holders of the Registrant’s Preferred Stock.(1)
10.10	Form of Indemnity Agreement.(1)
10.11	Employment Agreement, dated November 13, 2001 between Registrant and Kenneth D. Denman.(1)
10.12	Form of Offer Letter to Executive Officers.(1)
10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(1)(3)
10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc. and the Registrant.(1)(3)
10.15	Managed Data Network Services Agreement, dated September 17, 1996, between Equant, (formerly Scitor International Telecommunication Services, Inc.), and the Registrant, and amendments thereto.(1)(3)
10.16	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant and modifications thereto.(1)
10.17	Internet Service Agreement dated April 25, 2001, by and between UUNET Technologies, Inc. and the Registrant, and amendment thereto.(1)(3)
10.18	Virtual Internet Provider (VIP) Agreement dated January 9, 1997, by and between UUNET Technologies, Inc. and the Registrant and amendments thereto.(1)(3)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney.(reference is made to the signature page of this Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended, File No. 333-102715, originally filed on January 24, 2003, as amended, and incorporated by reference herein.

(2)	Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003, and incorporated by reference herein.

(3)	Confidential treatment has been grated for a portion of the exhibit.