Form 10-Q
period 2004-03-31
IPASS INC
filed 2004-05-14
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

000-50327
(Commission File Number)

iPass Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	93-1214598 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2004 was 61,276,144.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,734	$45,646
Short-term investments	112,326	93,639
Accounts receivable, net of allowance for doubtful accounts of $2,673 and $2,348, respectively	23,268	20,658
Prepaid expenses and other current assets	3,029	3,310
Deferred income tax asset	14,361	17,341

Total current assets	187,718	180,594
Property and equipment, net	10,199	8,288
Other assets	1,178	1,235

Total assets	$199,095	$190,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,843	$7,421
Accrued liabilities	10,966	10,974

Total current liabilities	19,809	18,395

Total liabilities	19,809	18,395

Stockholders’ equity:
Common Stock	61	60
Additional paid-in capital	230,639	229,026
Notes receivable from stockholders	(2,611)	(2,831)
Deferred stock-based compensation	(3,450)	(4,326)
Accumulated other comprehensive income	282	125
Accumulated deficit	(45,635)	(50,332)

Total stockholders’ equity	179,286	171,722

Total liabilities and stockholders’ equity	$199,095	$190,117

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$40,695	$30,498

Operating expenses:
Network access	9,052	7,081
Network operations	4,735	3,233
Research and development	3,210	2,246
Sales and marketing	11,544	9,712
General and administrative	4,227	2,861
Amortization of stock-based compensation (1)	787	975

Total operating expenses	33,555	26,108

Operating income	7,140	4,390
Other income (expense), net	491	(119)

Income before income taxes	7,631	4,271
Provision for income taxes	2,934	1,961

Net income	$4,697	$2,310

Net income per share:
Basic	$0.08	$0.17
Diluted	$0.07	$0.04
Number of shares used in per share calculations:
Basic	59,345,997	13,863,164
Diluted	65,972,452	55,923,204
(1) Amortization of stock-based compensation consists of:
Network operations	$123	$115
Research and development	121	95
Sales and marketing	189	236
General and administrative	354	529

Total amortization of stock-based compensation	$787	$975

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,697	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	787	975
Amortization of warrants issued	—	8
Depreciation and amortization	954	943
Stock-based compensation	—	133
Deferred income tax	2,980	1,450
Tax benefit from employee stock option plans	271	—
Interest on shareholder notes receivable	(47)	(47)
Provision for doubtful accounts	350	(59)
Changes in operating assets and liabilities:
Accounts receivable	(2,960)	(2,475)
Prepaid expenses and other current assets	281	(1,137)
Other assets	57	40
Accounts payable	1,422	499
Accrued liabilities and other	(8)	473

Net cash provided by operating activities	8,784	3,113

Cash flows from investing activities:
Purchases of short-term investments	(52,493)	—
Maturities of short-term investments	33,963	—
Purchases of property and equipment	(2,865)	(938)

Net cash used in investing activities	(21,395)	(938)

Cash flows from financing activities:
Proceeds from loans payable	—	649
Payments on loans payable	—	(448)
Proceeds from issuance of common stock	1,432	175
Proceeds from collection of stockholder notes receivable	267	—

Net cash provided by financing activities	1,699	376

Net increase (decrease) in cash and cash equivalents	(10,912)	2,551
Cash and cash equivalents at beginning of period	45,646	27,916

Cash and cash equivalents at end of period	$34,734	$30,467

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business

iPass Inc. (the “Company”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from approximately 150 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 280 telecommunications carriers, internet service providers and other network service providers around the globe. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Translation

All revenues and substantially all network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of income. Foreign currency transaction gains and losses were not significant for the three months ended March 31, 2004 and 2003.

Comprehensive Income

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income includes net income and unrealized gains on available-for-sale securities.

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$4,697	$2,310
Comprehensive income:
Change in accumulated unrealized gain on available-for-sale securities, net of tax	175	—

Total comprehensive income	$4,872	$2,310

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

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of March 31, 2004 and December 31, 2003, no individual customer represented 10% or more of accounts receivable.

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

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Income.

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income-as reported	$4,697	$2,310
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	488	605
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(704)	(680)

Pro forma net income	$4,481	$2,235

Basic net income per common share:
As reported	$0.08	$0.17
Pro forma	$0.08	$0.16
Diluted net income per common share:
As reported	$0.07	$0.04
Pro forma	$0.07	$0.04

The weighted average fair value of options granted was $4.47 and $3.06 for the three months ended March 31, 2004 and 2003, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Risk-free rate	2.4%	2.2%
Expected dividend yield	0%	0%
Expected volatility	41%	0%*
Expected life	3 Years	3 Years

*	Note that all stock option grants issued during the three months ended March 31, 2003 were issued prior to the Company’s initial public offering, (“IPO”), therefore 0% volatility has been used.

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

The Company typically provides its customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee. Revenues relating to one-time fees are recognized on a straight-line basis over the term of the initial contract, generally one to three years. Revenues relating to annual fees are recognized on a straight-line basis over the year. Revenues for monthly services are recognized during the month that these services are provided.

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

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through March 31, 2004.

Sales and Marketing

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $113,000 and $315,000 for the three months ended March 31, 2004 and 2003, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of March 31, 2004, the Company had no capitalized software development costs.

Note 3. Net Income Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 3,067,167 and 3,995,873 shares subject to repurchase for the three months ended March 31, 2004 and 2003, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income	$4,697	$2,310

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	59,345,997	13,863,164
Effect of dilutive securities:
Preferred stock	—	35,273,169
Stock options	6,626,455	6,579,404
Warrants	—	207,467
Denominator for diluted net income per common share - adjusted
Weighted average shares and assumed conversions	65,972,452	55,923,204

Basic net income per common share	$0.08	$0.17

Diluted net income per common share	$0.07	$0.04

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended
	March 31,
	2004	2003
Options to purchase common stock	485,500	534,000

The weighted-average exercise price of options to purchase common stock excluded from the computation was $17.21 and $8.44 for the three months ended March 31, 2004 and 2003, respectively.

Note 4. Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Factors Affecting Operating Results” and elsewhere in this Form 10-Q, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from approximately 150 countries to the enterprise’s internal networks through an easy-to-use interface. Our revenues increased 33% for the three months ended March 31, 2004 as compared to the same period last year. The increase was driven by a significant increase in users of our virtual network as the number of distinct end users increased from 341,000 in March of 2003 to 521,000 in March of 2004. International revenues also increased as a percentage of our total revenues, in particular due to growth in our EMEA (Europe, Middle East and Africa) region.

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

To date, we have derived substantially all of our usage revenues from narrowband connectivity services. Although we have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage, we have generated less than 1% of our usage revenues from broadband coverage in 2003, and the first three months of 2004, and we cannot determine when, if ever, we will generate any substantial revenues from broadband.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. These fees represented less than 2% of our revenues in 2003 and for the first three months of 2004.

We also offer customers additional services for which we generally bill on a monthly basis. Fees for these services were approximately 1% of our revenues for 2003 and 2% of revenues for the first three months of 2004.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our provision for doubtful accounts has been approximately 1% of revenues on an annual basis. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.7 million and $2.3 million as of March 31, 2004 and December 31, 2003, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Overview of the three months ended March 31, 2004 and 2003

Revenue

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
Total revenue	$40,695	$30,498	$10,197	33.4%

Total revenue increased in the first quarter of 2004 as compared to the first quarter of 2003 due to an increase in the usage of our services resulting from an increased number of end users at new and existing customers. Distinct end users of our service increased to 521,000 in the month of March 2004 from 341,000 for the same period in 2003. No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2004 and 2003. Fees for additional services represented approximately 2% and 1% of our revenues for the three months ended March 31, 2004 and 2003, respectively.

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 40% and 37% of total revenues for the three months ended March 31, 2004 and 2003, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 23% and 19% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in the EMEA region as a percent of revenues is due to the expansion of our sales force in EMEA in 2002. Revenues in the Asia Pacific region represented 13% of total revenues for the three months ended March 31, 2004 and 2003. No individual foreign country accounted for 10% or more of total revenues for the three months ended March 31, 2004 and 2003. All of our revenues to date have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute, that we pay to our network service providers.

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
Network access expenses	$9,052	$7,081	$1,971	27.8%
As a percent of revenue	22.2%	23.2%

The growth in network access expenses in the first quarter of 2004 as compared to the first quarter of 2003 was due to increased usage of our virtual network. The decrease as a percent of revenues from 2003 was due to reduced access rates, which resulted from our ability to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, but to remain relatively constant as a percentage of revenues.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
Network operations expenses	$4,735	$3,233	$1,502	46.5%
As a percent of revenue	11.6%	10.6%

The growth in network operations expenses in the first quarter of 2004 as compared to the first quarter of 2003 was due primarily to $600,000 in additional compensation and benefits expense due to an increase in personnel, $240,000 of additional transaction center fees, and $240,000 in fees paid to consultants. The remaining balance of the increase is comprised of individually insignificant items. The increase as a percentage of revenues from the first quarter of 2003 as compared to the first quarter of 2004 was due primarily to the expansion and support of our virtual network. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but remain relatively constant as a percentage of revenues.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
Research and development expenses	$3,210	$2,246	$964	42.9%
As a percent of revenue	7.9%	7.4%

The increase in research and development expenses in the first quarter of 2004 as compared to the first quarter of 2003 was due primarily to an additional $600,000 of compensation and benefits expenses related to an increase in headcount, and approximately $250,000 in fees paid to consultants to further develop our service. The increase as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to increase slightly as a percentage of revenues as we continue the acceleration of our timetables for bringing certain products and services to market.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$11,544	$9,712	$1,832	18.9%
As a percent of revenue	28.4%	31.8%

Sales and marketing expenses increased in absolute dollars in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to an additional $580,000 in compensation and benefits expenses resulting from the expansion of the sales organization and increased commissions expense as a result of sales growth. The increase also included a $170,000 increase in compensation and benefits expenses for additional marketing personnel. The remaining portion of the increase was due to various individually insignificant items. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but decline slightly as a percentage of revenues.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
General and administrative expenses	$4,227	$2,861	$1,366	47.7%
As a percent of revenue	10.4%	9.4%

A significant part of the increase in general and administrative expenses in the first quarter of 2004 as compared to the first quarter of 2003 was $490,000 for directors and officers insurance as well as increase in rent expense of $450,000. There was also an increase of $410,000 in compensation and benefits expenses for additional personnel. General and administrative expenses also increased in absolute dollars in the first quarter of 2004 as compared to the first quarter of 2003 due to incurring additional costs associated with becoming a public company. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations, but to remain relatively constant as a percentage of revenues.

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

	March 31,		Change
	2004	2003	$	%
	(In thousands, except percentages)
Amortization of stock-based compensation	$787	$975	$(188)	(19.3)%
As a percent of revenue	1.9%	3.2%

We expect to incur amortization of stock-based compensation expense of at least $1.6 million for the remainder of 2004 and $1.2 million in 2005. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Non-Operating Expenses

Other Income (Expense), Net

Other income (expense) consists of the net total of interest income and interest expense for the period.

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $491,000 and $107,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in interest income was due to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from our initial public offering in July 2003 as well as cash flows from operations.

Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities. Interest expense was $0 and $226,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest expense was the result of paying off our line of credit and all outstanding loans payable in July and August 2003.

Provision for Income Taxes

The provision for income taxes was $2.9 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. The increase is due to an increase in taxable income in the first quarter of 2004 as compared to the same period in 2003.

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

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2004, compared to $3.1 million for the three months ended March 31, 2003. This increase is primarily due to the expansion of our business, as reflected in the increase in net income from the first quarter of 2003 to the first quarter of 2004.

Net cash used in investing activities for the three months ended March 31, 2004 was $21.4 million, compared to $938,000 for the three months ended March 31, 2003. Net cash used in investing activities comprised of net purchases of short-term investments of $18.5 million, as well as purchases of property and equipment of $2.9 million for the three months ended March 31, 2004.

Net cash provided by financing activities for the three months ended March 31, 2004 was $1.7 million, compared to $376,000 for the three months ended March 31, 2003. Net cash provided by financing activities for the first quarter of 2004 was primarily due to the issuance of common stock. Net cash provided by financing activities in the first quarter of 2003 was primarily due to net proceeds from loans payable as well as proceeds from the issuance of common stock.

As of March 31, 2004, our principal source of liquidity was $147.1 million of cash, cash equivalents and short-term investments.

Commitments

At March 31, 2004, we had no material commitments for capital expenditures.

We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 34 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we have access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of March 31, 2004 are as follows (in thousands):

Year ending December 31:
2004	$3,504
2005	2,935
2006	208

$6,647

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of March 31, 2004 are as follows (in thousands):

Year ending December 31:
2004	$3,671
2005	3,799
2006	3,927
2007	4,055
2008	4,183
2009 and thereafter	5,764

$25,399

Liquidity and Capital Resource Requirements

We believe that our cash, cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 18 months, including working capital requirements and planned capital expenditures.

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 18 months. In addition to our historic working capital needs, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. However, there are no current or planned transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

We have generated substantially all of our usage revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity is expected to decline over time as broadband access technologies, such as cable modem, DSL, and Wi-Fi, become more broadly used. Although we have not generated substantial revenues from broadband access, the growth of our business may depend upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

The telecommunications industry has experienced a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry has experienced dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

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

Although we were profitable in the first quarter of 2004 and in the years 2003 and 2002, $24.3 million of our $29.8 million in net income in 2002 was due to a non-recurring tax benefit. If revenues do not meet the levels we anticipate, if our network service providers increase the rates we pay to access their networks, or if our expenses otherwise exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

As of March 31, 2004, we had cash, cash equivalents, and short-term investments totaling $147.1 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

As of December 31, 2003, we had cash and cash equivalents of $139.3 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates would have caused the interest generated by, and the fair value of, these short-term investments to change by an immaterial amount.

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for Par Value Amounts			As of
	For the Year Ended December 31,			March 31, 2004
	2004	2005	2006	Total Cost Value	Total Fair Value
U.S. Government agencies	$40,200	$51,700	$5,500	$97,700	$98,413
Corporate notes	—	9,590	—	9,982	10,144
Asset backed	3,700	—	—	3,758	3,769

Total	$43,900	$61,290	$5,500	$111,440	$112,326

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

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws, as amended(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(b) Reports on Form 8-K

On February 5, 2004, we filed a Current Report on Form 8-K dated February 5, 2004, that furnished (not filed) under Item 12 the press release entitled “iPass Reports Fourth Quarter and Full Year 2003 Results” announcing our results for the fiscal quarter and year ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.
Date: May 14, 2004	By:	/s/ Donald C. McCauley
Donald C. McCauley
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws, as amended(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.