Form 10-Q
period 2004-06-30
IPASS INC
filed 2004-08-16
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2004 was 62,276,103.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$49,558	$45,646
Short-term investments	112,508	93,639
Accounts receivable, net of allowance for doubtful accounts of $2,420 and $2,348, respectively	22,947	20,658
Prepaid expenses and other current assets	2,257	3,310
Deferred income tax asset	12,196	17,341

Total current assets	199,466	180,594
Property and equipment, net	10,266	8,288
Other assets	1,196	1,235

Total assets	$210,928	$190,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,449	$7,421
Accrued liabilities	11,084	10,974

Total current liabilities	19,533	18,395

Total liabilities	19,533	18,395

Stockholders’ equity:
Common stock	62	60
Additional paid-in capital	235,934	229,026
Notes receivable from stockholders	(176)	(2,831)
Deferred stock-based compensation	(2,784)	(4,326)
Accumulated other comprehensive income (loss)	(495)	125
Accumulated deficit	(41,146)	(50,332)

Total stockholders’ equity	191,395	171,722

Total liabilities and stockholders’ equity	$210,928	$190,117

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$40,394	$33,103	$81,089	$63,601

Operating expenses:
Network access	9,195	7,264	18,247	14,345
Network operations	4,682	3,395	9,417	6,628
Research and development	3,150	2,377	6,360	4,623
Sales and marketing	11,267	10,129	22,811	19,841
General and administrative	4,283	3,311	8,510	6,172
Amortization of stock-based compensation (1)	623	989	1,410	1,964

Total operating expenses	33,200	27,465	66,755	53,573

Operating income	7,194	5,638	14,334	10,028
Other income (expense), net	412	(49)	903	(168)

Income before income taxes	7,606	5,589	15,237	9,860
Provision for income taxes	3,117	2,637	6,051	4,598

Net income	$4,489	$2,952	$9,186	$5,262

Net income per share:
Basic	$0.07	$0.21	$0.15	$0.38
Diluted	$0.07	$0.05	$0.14	$0.09
Number of shares used in per share calculations:
Basic	60,477,687	14,165,328	59,912,881	14,015,081
Diluted	65,851,960	57,091,002	65,409,714	56,385,880
(1) Amortization of stock-based compensation consists of:
Network operations	$90	$131	$213	$246
Research and development	101	97	222	192
Sales and marketing	136	267	325	503
General and administrative	296	494	650	1,023

Total amortization of stock-based compensation	$623	$989	$1,410	$1,964

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$9,186	$5,262
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	1,410	1,964
Amortization of warrants issued	—	8
Depreciation and amortization	1,972	1,871
Stock-based compensation	—	305
Deferred income tax	5,145	3,568
Tax benefit from employee stock option plans	669	—
Interest on shareholder notes receivable	(56)	(93)
Provision for doubtful accounts	650	166
Changes in operating assets and liabilities:
Accounts receivable	(2,939)	(3,616)
Prepaid expenses and other current assets	1,053	(1,959)
Other assets	39	2
Accounts payable	1,028	(397)
Accrued liabilities and other	110	1,487

Net cash provided by operating activities	18,267	8,568

Cash flows from investing activities:
Purchases of short-term investments	(70,748)	—
Maturities of short-term investments	51,259	—
Purchases of property and equipment	(3,950)	(1,956)

Net cash used in investing activities	(23,439)	(1,956)

Cash flows from financing activities:
Proceeds from loans payable and line of credit, net	—	505
Proceeds from issuance of common stock	6,373	505
Proceeds from collection of stockholder notes receivable	2,711	—

Net cash provided by financing activities	9,084	1,010

Net increase in cash and cash equivalents	3,912	7,622
Cash and cash equivalents at beginning of period	45,646	27,916

Cash and cash equivalents at end of period	$49,558	$35,538

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business

iPass Inc. (the “Company”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from approximately 150 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 300 telecommunications carriers, internet service providers and other network service providers around the globe. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Translation

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of income. Foreign currency transaction gains and losses were not significant for the three and six months ended June 30, 2004 and 2003.

Comprehensive Income

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes net income and unrealized losses on available-for-sale securities.

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2004	2003	2004	2003
Net income	$4,489	$2,952	$9,186	$5,262
Comprehensive income:
Net change in accumulated unrealized loss on available-for-sale securities	(777)	—	(620)	—

Total comprehensive income	$3,712	$2,952	$8,566	$5,262

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

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of June 30, 2004 and December 31, 2003, no individual customer represented 10% or more of accounts receivable.

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

          Equipment (Three years)

          Furniture and fixtures (Five years)

          Computer software and equipment (Three years)

          Leasehold improvements (Shorter of useful life or lease term)

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the discounted future cash flows resulting from the use of the assets over their remaining useful lives. There have been no such impairment charges during any of the periods presented.

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

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees, and employee stock purchase plan issuances based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income-as reported	$4,489	$2,952	$9,186	$5,262
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	374	613	846	1,218
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(727)	(707)	(1,408)	(1,387)

Pro forma net income	$4,136	$2,858	$8,624	$5,093

Basic net income per common share:
As reported	$0.07	$0.21	$0.15	$0.38
Pro forma	$0.07	$0.20	$0.14	$0.36
Diluted net income per common share:
As reported	$0.07	$0.05	$0.14	$0.09
Pro forma	$0.06	$0.05	$0.13	$0.09

The weighted average fair value of options granted was $3.32 and $6.18 for the three months ended June 30, 2004 and 2003, respectively, and $3.70 and $4.11 for the six months ended June 30, 2004 and 2003, respectively. For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and over six months, for stock purchases under the Employee Stock Purchase Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three and six months ended June 30, 2004 and 2003:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free rate	3.1%	1.6%	2.9%	2.0%	1.2%	—	1.2%	—
Expected dividend yield	0%	0%	0%	0%	0%	—	0%	—
Expected volatility	41%	0%*	41%	0%*	32%	—	32%	—
Expected life	3 Years	3 Years	3 Years	3 Years	.5 Years	—	.5 Years	—

*	Note that all stock option grants issued during the three and six months ended June 30, 2003 were issued prior to the Company’s initial public offering, (“IPO”), therefore 0% volatility has been used. The employee stock purchase plan commenced on July 23, 2003 with the first purchase occurring on April 30, 2004.

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

Network Access

Network access expenses represent the amounts paid to network access providers for the usage of their networks. The Company has minimum purchase commitments with some network service providers for access that it expects to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access expenses at the greater of the minimum commitment or actual usage.

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through June 30, 2004.

Sales and Marketing

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $329,000 and $454,000 for the three months ended June 30, 2004 and 2003, respectively, and $442,000 and $766,000 for the six months ended June 30, 2004 and 2003, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of June 30, 2004, the Company had no capitalized internal use software development costs.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus will have a material impact on its consolidated results of operations.

Note 3. Net Income Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 2,857,135 and 3,804,479 shares subject to repurchase for the three months ended June 30, 2004 and 2003, respectively, and 2,961,113 and 3,899,647 shares for the six months ended June 30, 2004 and 2003, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income	$4,489	$2,952	$9,186	$5,262

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	60,477,687	14,165,328	59,912,881	14,015,081
Effect of dilutive securities:
Preferred stock	—	35,273,169	—	35,273,169
Stock options	5,374,273	7,302,179	5,496,834	6,803,695
Warrants	—	350,326	—	293,935
Denominator for diluted net income per common share - adjusted
Weighted average shares and assumed conversions	65,851,960	57,091,002	65,409,715	56,385,880

Basic net income per common share	$0.07	$0.21	$0.15	$0.38

Diluted net income per common share	$0.07	$0.05	$0.14	$0.09

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options to purchase common stock	521,700	—	498,700	519,250

The weighted-average exercise price of options to purchase common stock excluded from the computation was $16.81 for the three months ended June 30, 2004 and $17.08 and $8.46 for the six months ended June 30, 2004 and 2003, respectively.

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

Management Overview

We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from approximately 150 countries to the enterprise’s internal networks through an easy-to-use interface. Our revenues increased 22% for the three months ended June 30, 2004 as compared to the same period last year. Revenues increased 28% for the six months ended June 30, 2004 as compared to the same period in 2003. The increase was driven by a significant increase in users of our virtual network as the number of distinct end users increased from 369,000 in June of 2003 to 528,000 in June of 2004. International revenues also increased as a percentage of our total revenues, in particular due to growth in our EMEA (Europe, Middle East and Africa) region.

Although our revenues for the second quarter of 2004 increased 22% over the same quarter in the prior year, they decreased slightly, less than 1%, as compared to the first quarter of 2004. This represents the first time we have experienced a decline in quarterly revenues in the last three years, during which time our quarterly revenues increased sequentially by at least 5% over each prior quarter, a trend we expected to continue for the quarter ended June 30, 2004 as well. We believe that the majority of the revenue shortfall of from our expectations was caused by certain factors that we were able to identify. The most significant of these factors was an operational decision we made in the first quarter of 2004 to optimize our dial access network by consolidating portions of our dial network, which we now believe had an adverse impact on user behavior and resulted in fewer sessions and less usage revenue than we were expecting. Once we were able to determine this effect, we reversed this decision, and restored our dial network fully to its original state. The second most significant factor in the second quarter was the effect from certain Internet worms and viruses, principally the Sasser worm and its variants, that affected some of our end users in May and a portion of June 2004. Because the recovery of both user sessions and related revenues has been less than anticipated since we reversed the operational decision, there may be other factors that have caused, and may continue to cause, this change in trend in our user sessions and revenues.

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

To date, we have derived substantially all of our usage revenues from narrowband connectivity services. Although we have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage, we have generated less than 1% of our usage revenues from broadband coverage in 2003, and the first six months of 2004, and we cannot determine when, if ever, we will generate any substantial revenues from broadband.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. These fees represented less than 2% of our revenues for the three and six months ended June 30, 2004.

We also offer customers additional services for which we generally bill on a monthly basis. Fees for these services represented less than 2% of our revenues for the three and six months ended June 30, 2004.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.4 million and $2.3 million as of June 30, 2004 and December 31, 2003, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Overview of the three and six months ended June 30, 2004 and 2003

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
Total revenue	$40,394	$33,103	$7,291	22.0%	$81,089	$63,601	$17,488	27.5%

Total revenue increased in the three and six months ended June 30, 2004, as compared to the same periods in 2003 due to an increase in the usage of our services resulting from an increased number of end users at new and existing customers. Distinct end users of our service increased to 528,000 in the month of June 2004 from 369,000 for the same period in 2003. No individual customer accounted for 10% or more of total revenues for the three and six months ended June 30, 2004 and 2003. Fees for additional services represented less than 2% of our revenues for the three and six months ended June 30, 2004, and approximately 1% of our revenues for the three and six months ended June 30, 2003.

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 41% and 39% of total revenues for the three months ended June 30, 2004 and 2003, respectively, and 40% and 38% of total revenues for the six months ended June 30, 2004 and 2003, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 24% and 20% of total revenues for the three months ended June 30, 2004 and 2003, respectively, and 23% and 20% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase in the EMEA region as a percent of revenues is due to the expansion of our sales force in EMEA. Revenues in the Asia Pacific region represented 13% of total revenues for the three and six months ended June 30, 2004 and 2003. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 11% of total revenues for both the three and six months ended June 30, 2004. Substantially all of our revenues to date have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute, that we pay to our network service providers.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
Network access expenses	$9,195	$7,264	$1,931	26.6%	$18,247	$14,345	$3,902	27.2%
As a percent of revenue	22.8%	21.9%			22.5%	22.6%

The growth in network access expenses in the three and six months ended June 30, 2004 as compared to the same period in 2003 was due to increased usage of our virtual network. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, but to remain relatively constant or increase slightly as a percentage of revenues.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
Network operations expenses	$4,682	$3,395	$1,287	37.9%	$9,417	$6,628	$2,789	42.1%
As a percent of revenue	11.6%	10.3%			11.6%	10.4%

The growth in network operations expenses in the three months ended June 30, 2004 as compared to the second quarter of 2003 was due primarily to $550,000 in additional compensation and benefits expense due to an increase in personnel, $230,000 of additional transaction center fees, $170,000 in depreciation expense, and $150,000 in maintenance and support costs. The remaining balance of the increase is comprised of individually insignificant items. The increase in absolute dollars as a percentage of revenues from the second quarter of 2003 as compared to the second quarter of 2004 was due primarily to the expansion and support of our virtual network. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but remain relatively constant as a percentage of revenues.

The growth in network operations expenses in the six months ended June 30, 2004 as compared to the same period in 2003 was due primarily to $1.1 million in additional compensation and benefits expense due to an increase in personnel, $470,000 of additional transaction center fees, $340,000 in maintenance, support and license fees, and $220,000 in depreciation expense. The increase as a percentage of revenues from the first six months of 2003 as compared to the same period in 2004 was due primarily to the expansion and support of our virtual network.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
Research and development expenses	$3,150	$2,377	$773	32.5%	$6,360	$4,623	$1,737	37.6%
As a percent of revenue	7.8%	7.2%			7.8%	7.3%

The increase in research and development expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due primarily to an additional $460,000 of compensation and benefits expenses related to an increase in headcount, and approximately $250,000 in fees paid to consultants to further develop our service. The increase in absolute dollars as well as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to increase as a percentage of revenues as we continue the acceleration of our timetables for bringing certain products and services to market.

The increase in research and development expenses for the six months ended June 30, 2004 as compared to the same period in 2003 was due primarily to an additional $1.1 million of compensation and benefits expenses related to an increase in headcount, and approximately $500,000 in fees paid to consultants to further develop our service. The increase as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings. The remaining balance of the increase is comprised of individually insignificant items. The increase in absolute dollars as well as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$11,267	$10,129	$1,138	11.2%	$22,811	$19,841	$2,790	15.0%
As a percent of revenue	27.9%	30.6%			28.1%	31.2%

Sales and marketing expenses increased in absolute dollars in the three months ended June 30, 2004 as compared to the second quarter of 2003 primarily due to an additional $560,000 in compensation and benefits expenses resulting from the expansion of the sales organization and increased commissions expense as a result of sales growth, and a $150,000 increase in compensation and benefits expenses for additional marketing personnel. The increase also included $200,000 increase in marketing programs. The remaining portion of the increase was due to various individually insignificant items. The decrease as a percentage of revenues was due to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but remain relatively constant as a percentage of revenues.

Of the $2.8 million increase in sales and marketing expenses for the six months ended June 30, 2004, $1.0 million and $320,000 was the result of compensation and benefits expenses from increased headcount in the sales and marketing departments, respectively. The increase also included $510,000 for various marketing programs.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
General and administrative expenses	$4,283	$3,311	$972	29.4%	$8,510	$6,172	$2,338	37.9%
As a percent of revenue	10.6%	10.0%			10.5%	9.7%

A significant part of the increase in general and administrative expenses in the second quarter of 2004 as compared to the second quarter of 2003 was $530,000 in compensation and benefits expenses for additional personnel and $490,000 for directors and officers insurance. These increases were offset, in part, by decreases in various other individually insignificant general and administrative expense items. General and administrative expenses also increased in absolute dollars in the second quarter of 2004 as compared to the second quarter of 2003 due to incurring additional costs associated with becoming a public company. We expect that our general and administrative expenses will increase in absolute dollars, but remain relatively constant as a percentage of revenues to the extent that we expand our operations.

Of the $2.4 million increase in general and administrative expenses during the six months ended June 30, 2004, $970,000 was due to an increase in directors and officers insurance. There was also an increase of $940,000 in compensation and benefits expenses for additional personnel and $340,000 in increased rent expense.

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

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	$	%	2004	2003	$	%
	(In thousands, except percentages)
Amortization of stock-based compensation	$623	$989	$(366)	(37.0)%	$1,410	$1,964	$(554)	(28.2)%
As a percent of revenue	1.5%	3.0%			1.7%	3.1%

We expect to incur amortization of stock-based compensation expense of at least $940,000 for the remainder of 2004 and $1.2 million in 2005. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Non-Operating Expenses

Other Income (Expense), Net

Other income (expense) consists of the net total of interest income and interest expense for the period.

Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $412,000 and $159,000 for the three months ended June 30, 2004 and 2003, respectively, and $903,000 and $266,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in interest and other income was due primarily to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from our initial public offering in July 2003 as well as cash flows from operations.

Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities. Interest expense was $208,000 and $434,000 for the three and six months ended June 30, 2003, respectively. There has been no interest expense for the three and six months ended June 30, 2004. The decrease in interest expense was the result of paying off our line of credit and all outstanding loans payable in July and August 2003.

Provision for Income Taxes

The provision for income taxes was $3.1 million and $2.6 million for the three months ended June 30, 2004 and 2003, respectively, and $6.1 and $4.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase is due to an increase in taxable income in 2004 as compared to the same periods in 2003.

The effective tax rate for the three and six months ended June 30, 2004 was 41% and 40%, respectively. The effective tax rate for the three and six months ended June 30, 2003 was 47% for both periods. The decrease in the effective tax rate for the three and six months ended June 30, 2004 was due primarily to tax benefits from employee stock option plans.

Liquidity and Capital Resources

From our inception in July 1996 through our initial public offering of our common stock in July 2003, we funded our operations primarily through issuances of preferred stock, which provided us with aggregate net proceeds of approximately $86.5 million. In July 2003, we completed the sale of 8,050,000 shares of common stock in an initial public offering, including the underwriters’ exercise of an over-allotment option, and realized net proceeds of $102.7 million. We used $10.9 million of the net proceeds to pay off all outstanding balances on loans payable and the line of credit.

Net cash provided by operating activities was $18.3 million for the six months ended June 30, 2004, compared to $8.6 million for the six months ended June 30, 2003. This increase is primarily due to the expansion of our business, as reflected in the increase in net income from the first six months of 2003 as compared to the first six months of 2004.

Net cash used in investing activities for the six months ended June 30, 2004 was $23.4 million, compared to $2.0 for the six months ended June 30, 2003. Net cash used in investing activities comprised of net purchases of short-term investments of $19.5 million, as well as purchases of property and equipment of $4.0 million for the six months ended June 30, 2004. Net cash used in investing activities for the six months ended June 30, 2003 comprised of purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $9.1 million, compared to $1.0 million for the six months ended June 30, 2003. Net cash provided by financing activities for the first six months of 2004 was primarily due to stock option exercises and the collection of stockholder notes receivable. Net cash provided by financing activities in the first six months of 2003 was primarily due to net proceeds from loans payable as well as proceeds from the issuance of common stock.

As of June 30, 2004, our principal source of liquidity was $162.1 million of cash, cash equivalents and short-term investments.

Commitments

At June 30, 2004, we had no material commitments for capital expenditures.

We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 30 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we have access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of June 30, 2004 are as follows (in thousands):

Year ending December 31:
2004	$3,504
2005	2,935
2006	208

$6,647

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of June 30, 2004 are as follows (in thousands):

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

The broadband access market is at an early stage of development. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, is at an early stage of development and demand may never develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Many large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. In addition, the United States Department of Defense has asserted that the increasing popularity of Wi-

Fi could interfere with military radar, and is seeking new limits on the use of Wi-Fi. If the broadband wireless access market does not develop, we will not be able to generate revenues from broadband wireless access.

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

There are approximately 30 countries in which we provide access only through Equant. The loss of Equant as a network service provider would substantially diminish our ability to deliver global network access.

In approximately 30 countries, our sole network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2003 and 2002. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be significantly impaired, which could cause us to lose customers. Although our agreement with Equant does not expire until February 2006, Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

We are at risk of being subject to a securities class action lawsuit due to our recent decrease in our stock price

In June 2004 we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price dropped substantially. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Because of the drop in our stock price, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

Interest Rate Sensitivity

As of June 30, 2004, we had cash, cash equivalents, and short-term investments totaling $162.1 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

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

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for Par Value Amounts			As of
	For the Year Ended December 31,			June 30, 2004
				Total Cost	Total Fair
	2004	2005	2006	Value	Value
U.S. Government agencies	$23,000	$69,700	$5,500	$98,506	$98,516
Corporate notes	—	9,590	—	9,893	9,964
Asset backed	4,000	—	—	3,719	4,028

Total	$27,000	$79,290	$5,500	$112,118	$112,508

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

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 4, 2004 in Redwood Shores, California. At the meeting, the following persons were elected as directors to serve for a three-year term: Peter G. Bodine (54,052,725 votes for and 74,772 votes withheld) and Arthur C. Patterson (54,019,149 votes for and 108,348 votes withheld). The following directors’ terms of office continued after the annual meeting: John D. Beletic, A. Gary Ames, Kenneth D. Denman, Cregg B. Baumbaugh and Allan R. Spies.

The shareholders also ratified KPMG as our independent auditors for fiscal 2004 (54,026,995 votes for, 44,351 votes against and 56,151 votes abstained).

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

(b) Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K dated April 22, 2004, that furnished (not filed) under Item 12 the press release entitled “iPass Reports First Quarter 2004 Results” announcing our results for the fiscal quarter ended March 31, 2004.

On June 30, 2004, we furnished a Current Report on Form 8-K dated June 30, 2004, that furnished (not filed) under Item 9 the press release entitled “iPass Reports Preliminary Second Quarter 2004 Results” announcing our preliminary revenue and earnings per share results for the fiscal quarter ended June 30, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.
Date: August 16, 2004	By:	/s/ Donald C. McCauley
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