Form 10-Q
period 2004-09-30
IPASS INC
filed 2004-11-15
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2004 was 62,418,846.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,740	$45,646
Short-term investments	128,864	93,639
Accounts receivable, net of allowance for doubtful accounts of $3,401 and $2,348, respectively	23,382	20,658
Prepaid expenses and other current assets	3,733	3,310
Deferred income tax asset	8,651	17,341

Total current assets	197,370	180,594
Property and equipment, net	10,060	8,288
Other assets	1,194	1,235
Acquired intangibles, net	3,979	—
Goodwill	5,381	—

Total assets	$217,984	$190,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,137	$7,421
Accrued liabilities	11,997	10,974

Total current liabilities	20,134	18,395

Total liabilities	20,134	18,395

Stockholders’ equity:
Common stock	62	60
Additional paid-in capital	236,336	229,026
Notes receivable from stockholders	—	(2,831)
Deferred stock-based compensation	(2,283)	(4,326)
Accumulated other comprehensive income (loss)	(325)	125
Accumulated deficit	(35,940)	(50,332)

Total stockholders’ equity	197,850	171,722

Total liabilities and stockholders’ equity	$217,984	$190,117

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$41,912	$34,989	$123,001	$98,590

Operating expenses:
Network access	9,443	7,424	27,690	21,769
Network operations	4,752	3,640	14,169	10,268
Research and development	3,337	2,531	9,697	7,154
Sales and marketing	11,416	10,548	34,227	30,389
General and administrative	4,513	3,602	13,023	9,774
Amortization of stock-based compensation (1)	480	1,081	1,890	3,045
Amortization of intangibles	21	—	21	—

Total operating expenses	33,962	28,826	100,717	82,399

Operating income	7,950	6,163	22,284	16,191
Other income, net	590	193	1,493	25

Income before income taxes	8,540	6,356	23,777	16,216
Provision for income taxes	3,334	1,895	9,385	6,493

Net income	$5,206	$4,461	$14,392	$9,723

Net income per share:
Basic	$0.08	$0.08	$0.24	$0.19
Diluted	$0.08	$0.07	$0.22	$0.17
Number of shares used in per share calculations:
Basic	61,352,058	56,320,096	60,400,040	51,657,956
Diluted	65,463,843	64,501,011	65,558,403	58,743,468
(1) Amortization of stock-based compensation consists of:
Network operations	$63	$165	$276	$411
Research and development	67	141	289	333
Sales and marketing	121	233	446	736
General and administrative	229	542	879	1,565

Total amortization of stock-based compensation	$480	$1,081	$1,890	$3,045

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$14,392	$9,723
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	1,890	3,045
Amortization of warrants issued	—	8
Amortization of acquired intangibles	21	—
Depreciation and amortization	3,165	2,800
Stock-based compensation	—	366
Deferred income tax	8,096	6,073
Tax benefit from employee stock option plans	697	—
Interest on shareholder notes receivable	(56)	(140)
Provision for doubtful accounts	950	391
Realized loss on investments, net	95	—
Changes in operating assets and liabilities:
Accounts receivable	(3,674)	(5,278)
Prepaid expenses and other current assets	(343)	(2,991)
Other assets	41	(16)
Accounts payable	716	(308)
Accrued liabilities and other	621	1,402

Net cash provided by operating activities	26,611	15,075

Cash flows from investing activities:
Purchases of short-term investments	(136,292)	(93,333)
Maturities of short-term investments	100,522	—
Purchases of property and equipment	(4,921)	(3,727)
Acquisition of Safe3w, net of cash acquired	(8,481)	—

Net cash used in investing activities	(49,172)	(97,060)

Cash flows from financing activities:
Net proceeds from initial public offering	—	102,690
Payments on loans payable, net	—	(3,619)
Payments on line of credit, net	—	(6,774)
Proceeds from issuance of common stock	6,768	710
Proceeds from collection of stockholder notes receivable	2,887	—

Net cash provided by financing activities	9,655	93,007

Net increase (decrease) in cash and cash equivalents	(12,906)	11,022
Cash and cash equivalents at beginning of period	45,646	27,916

Cash and cash equivalents at end of period	$32,740	$38,938

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of iPass Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Foreign Currency Translation

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of income. Foreign currency transaction gains and losses were not significant for the three and nine months ended September 30, 2004 and 2003.

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

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$5,206	$4,461	$14,392	$9,723
Comprehensive income:
Net change in accumulated unrealized loss on available-for-sale securities	170	103	(450)	103

Total comprehensive income	$5,376	$4,564	$13,942	$9,826

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

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of September 30, 2004 and December 31, 2003, no individual customer represented 10% or more of accounts receivable.

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

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees, and employee stock purchase plan issuances based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income-as reported	$5,206	$4,461	$14,392	$9,723
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	288	670	1,134	1,888
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(1,111)	(800)	(2,519)	(2,186)

Pro forma net income	$4,383	$4,331	$13,007	$9,425

Basic net income per common share:
As reported	$0.08	$0.08	$0.24	$0.19
Pro forma	$0.07	$0.08	$0.22	$0.18
Diluted net income per common share:
As reported	$0.08	$0.07	$0.22	$0.17
Pro forma	$0.07	$0.07	$0.20	$0.16

The weighted average fair value of options granted was $1.82 and $4.49 for the three months ended September 30, 2004 and 2003, respectively, and $2.05 and $4.16 for the nine months ended September 30, 2004 and 2003, respectively. For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and over six months, for stock purchases under the Employee Stock Purchase Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2004 and 2003:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free rate	3.1%	1.9%	3.1%	2.0%	1.2%	—	1.2%	—
Expected dividend yield	0%	0%	0%	0%	0%	—	0%	—
Expected volatility	47%	0%*	47%	0%*	32%	—	32%	—
Expected life	3 Years	3 Years	3 Years	3 Years	.5 Years	—	.5 Years	—

*	All stock option grants issued during the three and nine months ended September 30, 2003 were issued prior to the Company’s initial public offering of its common stock, and therefore 0% volatility has been used. The employee stock purchase plan commenced on July 23, 2003 with the first purchase occurring on April 30, 2004.

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

Revenue Recognition

The Company derives a substantial portion of its revenues from usage fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

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

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through September 30, 2004.

Sales and Marketing

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $290,000 and $232,000 for the three months ended September 30, 2004 and 2003, respectively, and $732,000 and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of September 30, 2004, the Company had no capitalized internal use software development costs.

Note 3. Net Income Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 2,647,280 and 3,517,394 shares subject to repurchase for the three months ended September 30, 2004 and 2003, respectively, and 2,855,352 and 3,770,829 shares for the nine months ended September 30, 2004 and 2003, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$5,206	$4,461	$14,392	$9,723

Denominator:
Denominator for basic net income per common share Weighted average shares outstanding	61,352,058	56,320,096	60,400,040	51,657,956
Effect of dilutive securities:
Preferred stock	—	—	—	—
Stock options	4,111,755	8,180,915	5,158,363	7,085,512
Warrants	—	—	—	—
Denominator for diluted net income per common share — adjusted

Weighted average shares	65,463,813	64,501,011	65,558,403	58,743,468

Basic net income per common share	$0.08	$0.08	$0.24	$0.19

Diluted net income per common share	$0.08	$0.07	$0.22	$0.17

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options to purchase common stock	1,369,542	—	805,750	—

The weighted-average exercise price of options to purchase common stock excluded from the computation was $11.92 for the three months ended September 30, 2004 and $14.55 for the nine months ended September 30, 2004.

Note 4. Business Combinations

In September 2004, the Company completed its acquisition of Safe3w, Inc., a privately-held Woodbury, NY company that has developed an innovative patented dynamic device “fingerprinting” technology. The Company acquired Safe3w in a cash transaction for approximately $8.5 million. The total purchase price includes $265,000 in direct transactions costs, including legal and valuation fees.

The results of operations of Safe3w are included in the Company’s Condensed Consolidated Statement of Operations beginning September 16, 2004, the date of the transaction closing. The following table summarizes the initial allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands). The Company expects to finalize the purchase price allocation in the fourth quarter.

Cash acquired	$7
Other tangible assets acquired	96
Amortizable intangible assets:
Existing technology	2,900
Patent/core technology	1,100
Goodwill	5,381

Total assets acquired	9,484
Deferred tax liability, net	(584)
Liabilities assumed	(135)
Transaction costs	(265)

Net assets acquired	$8,500

Identifiable intangible assets, including existing technology and patents/core technology are being amortized over their useful lives of eight years.

Developed technology was identified and valued through extensive interviews, analysis of data provided by Safe3w concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. All development projects had reached technological feasibility and were classified as developed technology with the value assigned to developed technology capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 21% and estimates of revenue growth, operating expenses and taxes.

Note 5. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief executive officer (CEO) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements of operations. Therefore, the Company has determined that it operates in a single reportable segment.

Note 6. Subsequent Event

On October 29, 2004, the Company completed the acquisition of Mobile Automation, a privately-held Westlake Village, CA company. Mobile Automation’s solutions help enterprise IT departments protect and manage their remote and mobile devices such as computers and personal data assistants (PDAs). The Company paid approximately $20 million in an all cash transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Factors Affecting Operating Results” and elsewhere in this Form 10-Q, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Management Overview

We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. Our revenues increased 20% for the three months ended September 30, 2004 as compared to the same period in the prior year. Revenues increased 25% for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase was driven by a significant increase in users of our virtual network as the number of distinct end users increased from 415,000 in September 2003 to 526,000 in September 2004. International revenues, which are revenues generated from customers domiciled outside the United States, also increased as a percentage of our total revenues, in particular due to growth in our EMEA (Europe, Middle East and Africa) region.

Although our revenues for the third quarter of 2004 increased 20% over the same quarter in the prior year, and 4% over the quarter ended June 30, 2004, we believe that there is an industry-wide trend towards the decrease of dial-up as the primary method for enterprise connectivity for mobile workers. We continued to add customers during the quarter, including 13 from the Forbes Global 2000, bringing our total to 237 for the quarter ended September 30, 2004. In addition, we took a significant step to bolster our service offerings with the acquisition of Safe3w, which allows us to offer patented device authentication capabilities to our enterprise customers in addition to our existing policy enforcement service offerings.

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. Since our inception, substantially all of our revenues have been usage-based.

Although we have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage, we have generated less than 2% of our usage revenues from broadband coverage in 2003 and in the first nine months of 2004. We cannot determine when, if ever, we will generate any substantial revenues from broadband.

We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. Fees for these services represented approximately 7% of our revenues for the three and nine months ended September 30, 2004.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $3.4 million and $2.3 million as of September 30, 2004 and December 31, 2003, respectively, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Overview of the three and nine months ended September 30, 2004 and 2003

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
Total revenue	$41,912	$34,989	$6,923	19.8%	$123,001	$98,590	$24,411	24.8%

Total revenue increased in the three and nine months ended September 30, 2004, as compared to the same periods in 2003 due to an increase in the usage of our services resulting from an increased number of end users at new and existing customers. Distinct end users of our service increased to 526,000 in the month of September 2004 from 415,000 for the same period in 2003. No individual customer accounted for 10% or more of total revenues for the three and nine months ended September 30, 2004 and 2003. Fees for minimum commitments and additional services represented approximately 7% of our revenues for the three and nine months ended September 30, 2004.

International revenues accounted for approximately 41% and 40% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 41% and 39% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 24% and 21% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 24% and 20% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase in the EMEA region as a percentage of total revenues is due to the efforts of our expanded sales force in EMEA. Revenues in the Asia Pacific region represented 13% and 14% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 13% for the nine months ended September 30, 2004 and 2003. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 12% and 10% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 11% for the nine months ended September 30, 2004. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
Network access expenses	$9,443	$7,424	$2,019	27.2%	$27,690	$21,769	$5,921	27.2%
As a percent of revenue	22.5%	21.2%			22.5%	22.1%

The growth in network access expenses in the three and nine months ended September 30, 2004 as compared to the same period in 2003 was due to increased usage of our virtual network. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, but to remain relatively constant or increase slightly as a percentage of revenues.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
Network operations expenses	$4,752	$3,640	$1,112	30.5%	$14,169	$10,268	$3,901	38.0%
As a percent of revenue	11.3%	10.4%			11.5%	10.4%

The growth in network operations expenses in the three months ended September 30, 2004 as compared to the third quarter of 2003 was due primarily to $320,000 in additional compensation and benefits expense due to an increase in personnel, $230,000 of additional depreciation expense, $210,000 in additional transaction center fees, $150,000 in additional consulting fees and $130,000 in additional maintenance and support costs. The increase as a percentage of revenues from the third quarter of 2003 to the third quarter of 2004 was due primarily to the expansion and support of our virtual network. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but remain relatively constant as a percentage of revenues.

The growth in network operations expenses in the nine months ended September 30, 2004 as compared to the same period in 2003 was due primarily to $1.5 million in additional compensation and benefits expense due to an increase in personnel, $670,000 of additional transaction center fees, $480,000 in additional maintenance, support and license fees, $450,000 in additional depreciation expense and $300,000 in additional consulting fees. The balance of the increase was due to individually insignificant items. The increase as a percentage of revenues from the first nine months of 2003 to the same period in 2004 was due primarily to the expansion and support of our virtual network.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
Research and development expenses	$3,337	$2,531	$806	31.8%	$9,697	$7,154	$2,543	35.5%
As a percent of revenue	8.0%	7.2%			7.9%	7.3%

The increase in research and development expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due primarily to an additional $400,000 of compensation and benefits expenses related to an increase in headcount, and approximately $310,000 in fees paid to consultants to further develop our service. The increase in absolute dollars as well as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to increase as a percentage of revenues as we continue the acceleration of our timetables for bringing new products and services to market, as well as from the addition of new personnel from recent acquisitions.

The increase in research and development expenses for the nine months ended September 30, 2004 as compared to the same period in 2003 was due primarily to an additional $1.5 million of compensation and benefits expenses related to an increase in headcount, and approximately $810,000 in fees paid to consultants to further develop our service. The increase as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings. The remaining balance of the increase is comprised of individually insignificant items. The increase in absolute dollars as well as a percentage of revenues was due to increased costs associated with the acceleration of our development or enhancement of new or existing service offerings.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
Sales and marketing expenses	$11,416	$10,548	$868	8.2%	$34,227	$30,389	$3,838	12.6%
As a percent of revenue	27.2%	30.1%			27.8%	30.8%

Sales and marketing expenses increased in absolute dollars in the three months ended September 30, 2004 as compared to the third quarter of 2003 primarily due to an additional $80,000 in compensation and benefits expenses resulting from the expansion of the sales organization, and a $140,000 increase in compensation and benefits expenses for additional marketing personnel. The increase also included a $490,000 increase in marketing programs. The remaining portion of the increase was due to various individually insignificant items. The decrease as a percentage of revenues was due to revenues increasing at a faster rate than sales and marketing expenses. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but to remain relatively constant or increase slightly as a percentage of revenues.

Of the $3.8 million increase in sales and marketing expenses for the nine months ended September 30, 2004, $1.2 million and $470,000 was the result of compensation and benefits expenses from increased headcount in the sales and marketing departments, respectively. The increase also included $590,000 for various marketing programs and $510,000 for consulting services. The remaining portion of the increase was due to various individually insignificant items.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
General and administrative expenses	$4,513	$3,602	$911	25.3%	$13,023	$9,774	$3,249	33.2%
As a percent of revenue	10.8%	10.3%			10.6%	9.9%

A significant part of the increase in general and administrative expenses in the third quarter of 2004 as compared to the third quarter of 2003 was $450,000 in compensation and benefits expenses for additional personnel as well as $240,000 for consulting and accounting services related to our evaluation of our disclosure controls and internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The remaining portion of the increase was due to various individually insignificant items. We expect that our general and administrative expenses will increase in absolute dollars, but remain relatively constant as a percentage of revenues, to the extent that we expand our operations.

Of the $3.2 million increase in general and administrative expenses during the nine months ended September 30, 2004, $1.4 million was due to an increase in compensation and benefits expenses for additional personnel. There was also an increase of $1.0 million in directors and officers insurance, $560,000 in bad debt expense and a $180,000 increase in accounting and consulting fees.

Amortization of Stock-Based Compensation

We record stock-based compensation charges in the amount by which the option exercise price or the restricted stock purchase price is less than the deemed fair value of our common stock at the date of grant. We amortize this compensation expense on an accelerated basis over the vesting period of the applicable agreements, generally four years. Amortization of stock-based compensation expense relates to stock options granted to employees prior to our initial public offering in July 2003.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	$	%	2004	2003	$	%
			(In thousands, except percentages)
Amortization of stock-based compensation	$480	$1,081	$(601)	(55.6)%	$1,890	$3,045	$(1,155)	(37.9)%
As a percent of revenue	1.1%	3.1%			1.5%	3.1%

We expect to incur amortization of stock-based compensation expense of at least $458,000 for the remainder of 2004 and $1.2 million in 2005. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Non-Operating Expenses

Other Income (Expense), Net

Other income (expense) consists of the net total of interest income and interest expense for the period.

Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $590,000 and $354,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.5 million and $621,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest and other income was due primarily to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from our initial public offering in July 2003 as well as cash flows from operations.

Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities. Interest expense was $161,000 and $596,000 for the three and nine months ended September 30, 2003, respectively. There has been no interest expense for the three and nine months ended September 30, 2004. The decrease in interest expense was the result of paying off our line of credit and all outstanding loans payable in July and August 2003.

Provision for Income Taxes

The provision for income taxes was $3.3 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively, and $9.4 and $6.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is due to an increase in taxable income in 2004 as compared to the same periods in 2003.

The effective tax rate for the three and nine months ended September 30, 2004 was 39%. The effective tax rate for the three and nine months ended September 30, 2003 was 30% and 40%, respectively. During the three month period ended September 30, 2003, we recorded a research and development tax credit of approximately $1.0 million. The credit was the result of a tax study completed for the years 1996 through 2002 identifying qualified research and development expenses that were eligible for federal and state income tax credits.

Liquidity and Capital Resources

From our inception in July 1996 through our initial public offering of our common stock in July 2003, we funded our operations primarily through issuances of preferred stock, which provided us with aggregate net proceeds of approximately $86.5 million. In July 2003, we completed the sale of 8,050,000 shares of common stock in an initial public offering, which included the underwriters’ exercise of an over-allotment option, and realized net proceeds of $102.7 million. We used $10.9 million of the net proceeds to pay off all outstanding balances on loans payable and the line of credit.

Net cash provided by operating activities was $26.6 million for the nine months ended September 30, 2004, compared to $15.1 million for the nine months ended September 30, 2003. This increase is primarily due to the expansion of our business, as reflected in the increase in net income from the first nine months of 2003 as compared to the first nine months of 2004.

Net cash used in investing activities for the nine months ended September 30, 2004 was $49.2 million, compared to $97.1 for the nine months ended September 30, 2003. Net cash used in investing activities for the nine months ended September 30, 2004 comprised of net purchases of short-term investments of $35.8 million, purchases of property and equipment of $4.9 million and $8.5 million for the acquisition of Safe3w. Net cash used in investing activities for the nine months ended September 30, 2003 comprised $93.3 million for the purchases of short-term investments as well as $3.7 million for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $9.7 million, compared to $93.0 million for the nine months ended September 30, 2003. Net cash provided by financing activities for the first nine months of 2004 was primarily due to stock option exercises and the collection of stockholder notes receivable. Net cash provided by financing activities in the first nine months of 2003 was primarily due to net proceeds from our initial public offering, offset in part by payments on all outstanding balances on loans payable and line of credit.

In October 2004, the Company paid $20 million in cash for the acquisition of Mobile Automation, a privately-held Westlake Village, CA company.

As of September 30, 2004, our principal source of liquidity was $161.6 million of cash, cash equivalents and short-term investments.

Commitments

At September 30, 2004, we had no material commitments for capital expenditures.

We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 28 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of September 30, 2004 are as follows (in thousands):

Year ending December 31:
2004	$848
2005	3,042
2006	208

$4,098

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of September 30, 2004 are as follows (in thousands):

Year ending December 31:
2004	$943
2005	3,799
2006	3,927
2007	4,055
2008	4,183
2009 and thereafter	5,764

$22,646

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

We have generated substantially all of our usage revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline over time as broadband access technologies, such as cable modem, DSL, and Wi-Fi, become more broadly used. Although we have not generated substantial revenues from broadband access, the growth of our business may depend upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

The broadband service provider market is highly fragmented. Due to the early stage of development of the broadband access market, there are currently many wired and wireless broadband service providers that provide coverage in only one or a small number of hotspots. We have entered into contractual relationships with numerous broadband service providers. These contracts generally have an initial term of two years or less. As this process is in the early stages, we must continue to develop relationships with many providers on terms commercially acceptable to us in order to provide adequate coverage for our customers’ mobile workers and to expand our broadband coverage. We may also be required to develop additional technologies in order to integrate new broadband services into our service offering. If we are unable to develop these relationships or technologies, our ability to grow our business could be impaired. In addition, if broadband service providers consolidate, our negotiating leverage with providers may decrease, resulting in increased rates for access, which could harm our operating results.

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

Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks, there may be little incremental cost for them to provide additional telephone or Internet connections. As a result, they may offer remote access services at little additional cost, and may be willing to discount or subsidize remote access services to capture other sources of revenue. In contrast, we purchase network access from facilities-based network service providers. As a result, large carriers may sell their remote access services at a lower price. In addition, new non-facilities-based carriers may enter our market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.

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

Our long sales and service deployment cycles require us to incur substantial sales costs and may not result in related revenues.

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

There are approximately 28 countries in which we provide access only through Equant. The loss of Equant as a network service provider would substantially diminish our ability to deliver global network access.

In approximately 28 countries, our sole network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2003 and 2002. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Although our agreement with Equant does not expire until February 2006, Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 39% of our revenues for 2003, of which approximately 21% and 14% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. For the first nine months of 2004, revenues from customers domiciled outside of the United States were 41% of our total revenues, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Completed or future acquisitions or investments could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders. In the case of completed or future acquisitions, we may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Completed or future acquisitions by us could also result in large and immediate write-offs or assumption of debt and contingent liabilities, either of which could harm our operating results.

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

Changes in accounting standards or our accounting policy relating to stock-based compensation will negatively affect our reported operating results.

We believe that in fiscal 2005, we will be required by the FASB to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Please see Note 2 of the Consolidated Financial Statements for a table displaying the impact to our operating expenses if we were to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and retroactively restate all prior periods as if we had adopted SFAS 123 for all periods presented.

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

Our revenues and profitability depend on the overall demand for enterprise connectivity services. The general weakening of the global economy has led to decreased corporate spending on Internet infrastructure. In addition, if there are further acts of terrorism, if hostilities involving the United States and other countries continue or escalate, or if other future financial, political, economic and other uncertainties arise, this could lead to a reduction in travel, including by business travelers who are substantial users of our services, and continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and financial results.

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

Interest Rate Sensitivity

As of September 30, 2004, we had cash, cash equivalents, and short-term investments totaling $161.6 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

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

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date for Par Value Amounts			As of
	For the Year Ended December 31,			September 30, 2004
				Total Cost	Total Fair
	2004	2005	2006	Value	Value
U.S. Government agencies	$—	$89,000	$23,500	$112,541	$112,849
Corporate notes	—	1,000	14,315	15,817	16,015
Asset backed	—	—	—	—	—

Total	$—	$90,000	$37,815	$128,358	$128,864

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

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as stockholders’ agent, dated as of October 26, 2004. (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws, as amended (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Current Report on From 8-K, filed on November 3, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 15, 2004	By:	/s/ Donald C. McCauley

Donald C. McCauley
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as stockholders’ agent, dated as of October 26, 2004. (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws, as amended (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Current Report on From 8-K, filed on November 3, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.