Form 10-K
period 2004-12-31
IPASS INC
filed 2005-03-15
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.001 Par Value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2004 as reported by the Nasdaq National Market on that date: $466,202,024. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 18,186,994 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2004. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2005 was 62,907,510.

iPASS INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Disclosure Regarding Forward-Looking Statements
      This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Factors Affecting Operating Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business
Overview
      We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our flagship service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. In addition, we provide policy management services that extend our secure offering to enable better protection of user identities, the integrity of an enterprises’ remote and mobile computer systems, or endpoints, as well as an enterprises’ network. These services can be used in conjunction with iPass Corporate Access or over non-iPass network connections.
      As opposed to telecommunications companies that own and operate physical networks, we provide our services through a virtual network. Our virtual network is enabled by our software-based architecture and our relationships with over 300 telecommunications carriers, Internet service providers and other network service providers around the globe. Our architecture allows our customers to both gain better control over remote and mobile connectivity by configuring and enforcing policies around network access usage and security, as well as receive centralized and detailed billing, reporting and management tools.
      We derive revenues from usage of our networks and from fees. Our usage revenues are generated by providing enterprise connectivity services to customers using narrowband access technologies, such as modem dial-up, and from broadband access technologies, including Ethernet and Wireless-Fidelity (Wi-Fi). Revenues pertaining to usage represented 92% of our total revenues in 2004. Additionally, we receive revenue from fees and other services, including session and endpoint reporting and policy management services. In 2004 we generated approximately 8% of our revenues from fees and other services. We market and sell our services directly, as well as indirectly through channel partners, which consist of network service providers, systems integrators and value-added resellers. We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000.
Our Strategy
      Our objective is to use our software-enabled virtual network to become the leading provider of secure enterprise connectivity services worldwide. The key elements of our strategy to achieve this objective include:
      Expand our Customer Base. We seek to increase the number of enterprises that use our services by leveraging our direct sales professionals and channel partners who focus on generating new accounts. We also seek to expand our indirect sales capabilities by building additional relationships with channel partners, such as systems integrators, and providers of security products (i.e. VPN, personal firewalls, intrusion detection) and broadband access service equipment. We also intend to build and maintain iPass brand awareness through the promotion of our brand through marketing campaigns, our web presence, and our large installed base of branded client software, and by increasing our market credibility through integrating our back-end software and co-branding our client software with the offerings of our channel partners.
      Increase Penetration within our Existing Customer Base. We seek to accelerate the adoption of our services by increasing the number of mobile workers who connect to our virtual network, increasing usage by existing customers of both dial and broadband, as well as promoting our new policy management services into our existing customer base. Our sales force assists our customers with the adoption and integration of our services with their organizations, assesses their needs and usage and provides support. In addition, we do not have exclusive arrangements with any particular vendor of connectivity, VPN or security services, so our account representatives can work with our enterprise customers to provide the technical solution that best meets their needs.
      Expand our Wired and Wireless Broadband Service Offerings. We believe that the ease of use, security functionality and our ability to aggregate and integrate providers into our virtual network together with the other benefits of our services can address many of the challenges presented by the emerging broadband markets, such as security concerns, the lack of unified roaming standards and complexity driven by the high degree of fragmentation of the wireless broadband market. As such, we seek to expand the scope and coverage of our virtual network to venues focused on business travelers, such as airports, hotels and convention centers, and more recently, cafes and restaurants. We intend to continue increasing the number of these venues by establishing relationships with network service providers that provide access to these hotspots. We also seek to continue developing authentication, settlement and clearinghouse capabilities, client software and other services for Wi-Fi service providers to expand their broadband capabilities through our virtual network.
      Continue to Enhance our Virtual Network. We intend to continue to establish new relationships with network service providers to increase the coverage and redundancy of our virtual network. We intend to enhance the functionality and features of our software and to address changing customer requirements and technologies through internal development, strategic partnerships and/or acquisitions. We also seek to expand our service offerings by supporting and integrating new access methods, devices, applications and operating systems, and by building additional relationships with systems integrators and technology providers. We also intend to explore additional managed services that enhance our competitive advantage and provide us with new growth opportunities.
      Leverage and Extend our Policy Management Capabilities. We intend to continue to improve the policy management and enforcement capabilities of our services through both extension of our platform to new functions that serve to protect identities, endpoints, the network, and user data as well as integration with technology partners in the enterprise security industry.
Our Core Capabilities
      Our services are designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. We provide our services through a virtual network that is enabled by our software, our scalable network architecture, and our relationships with over 300 network service providers around the globe.
      Our core capabilities include:
      Global Virtual Network. Our virtual network aggregates over 35,000 access points in over 150 countries. As of December 31, 2004, over 19,000 of these access points were dial-up connections and approximately 17,000 were broadband connections, including approximately 15,000 Wi-Fi hotspots and approximately 2,000 wired hotspots. As a result, enterprises that use our services can provide their mobile workers with access from these countries, in most instances with a local telephone or broadband connection.
      Redundant and Scalable Virtual Network. Our relationships with over 300 network service providers enable us to provide connectivity through multiple networks in approximately 120 out of the over 150 countries on our virtual network. As a result, our virtual network reduces the risk of service interruptions associated with depending on only one service provider. Furthermore, our geographically distributed transaction centers, which operate as collection points for user transactional information, are organized to provide efficient, reliable processing through our built-in redundancy and fail-over capabilities.
      This architecture also makes our virtual network scalable, allowing us to handle many connections and users without a proportionate increase in capital expenditure.
      Secure Connectivity. Our software is designed to enable integration between an enterprise’s network connectivity infrastructure and a wide variety of enterprise security applications. Our services integrate a wide variety of security software and systems, including VPNs, personal firewall, anti-virus policy enforcement and authentication systems, enabling enterprises to rapidly deploy our services while leveraging their existing and future investments in security infrastructure.
      Unlike many network service providers, we securely route all credentials relating to our end users with 128-bit Secure Socket Layer, or SSL, ensuring the confidentiality of sensitive user information as it traverses the Internet.

      Robust Policy Management Software. Our virtual network also offers policy management capabilities, which enable customers to allow or deny access to their network based on specific user and session characteristics. The characteristics may be based on the user’s location, the user’s identity and role within the organization, the type of network being used, and the compliance of the user’s computer with enterprise security policies.
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
      Our technology enables us to monitor and manage our virtual network by producing near real-time updates of connection success rates, client configurations, authentication times and other information critical to diagnosing network health and troubleshooting user connection problems.
      Integration of New Technologies. We actively evaluate and integrate new access methods, devices, applications and operating systems into our service offering. For example, we support wired broadband, wireless broadband based on the current and emerging Wi-Fi standards, as well as 3G mobile data services. End users can access our virtual network using desktop and laptop computers, wireless PDAs and other Internet protocol-enabled electronic devices. Our network integrates with our enterprise customers’ existing VPN and security applications, and our software supports a wide range of computer operating systems, including various Windows, Mac OS, Pocket PC and Palm OS versions. As new access methods, devices, applications and operating systems emerge, we intend to integrate these new technologies into our service offerings.
Services

iPass Corporate Access
      iPass Corporate Access is our primary service, offering our customers the ability to provide global dial-up, wired broadband, and wireless access to their mobile workers through our universal client, iPassConnecttm and for the IT department to have a single point of management and billing. We generally bill customers on a usage basis, based on negotiated rates. The process by which a mobile worker accesses the enterprise’s network through iPass Corporate Access is illustrated in the following diagram and described through the following steps:

1. The iPassConnect universal client software installed on a mobile worker’s laptop computer or other electronic device enables the mobile worker to connect to our virtual network. The mobile worker indicates the city in which he or she is located, and then selects a local network access point (dial-up, ISDN, wired high-speed internet, Wi-Fi wireless broadband, GSM, or 3G) or has the client software select one automatically. The client software automatically detects and displays any available Wi-Fi hotspots or mobile data services. It can also be used to connect via the user’s home broadband connection. A feature called SecureConnect allows the enterprise to set policies that detect whether the user’s personal firewall or anti-virus software is active, auto-launch this software if it is not, and disallow the connection attempt if the proper software cannot be launched.

2. The iPass NetServer software, installed in a network service provider’s network, provides the interface between the network service provider and the iPass network. The NetServer recognizes that the end user belongs to the iPass network and securely transmits the username and password to the nearest iPass transaction center using 128-bit SSL.

3. The transaction center to which the authentication request is routed looks up the enterprise to which the user belongs and securely transmits the user name and password to the iPass RoamServer software residing on the enterprise’s servers. Our ten transaction centers are located in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, Germany, The Netherlands, Japan and Brazil.

4. The RoamServer receives the request from the transaction center, converts it to the local authentication protocol used at the enterprise, and passes it to the enterprise authentication database. Enterprises can manage their own user lists and authentication databases and control users’ access to their internal network through the authentication system of their choice.

5. The enterprise authentication database then grants or denies authorization. The RoamServer securely sends a yes/no response back to the network service provider via a transaction center.

6. Once we authorize the network service provider to allow access to the Internet, the iPassConnect universal client software can invoke the Endpoint Policy Management services to assess and remediate the mobile device before the end user can continue with accessing the Internet or attaching to the corporate LAN. Once remediation is complete, iPassConnect can automatically launch the user’s VPN to securely connect to the enterprise network.

7. When the mobile worker terminates the Internet session, the VPN connection is also terminated and a record of the transaction is forwarded to the iPass clearinghouse. The enterprise receives one or more detailed monthly invoices, as requested. Using the Auto-Teardown feature, the enterprise can also set policies to disconnect the internet usage session if the VPN, personal firewall, or anti-virus software is terminated during the session.

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
      Wireless LAN Roaming. Our Wireless LAN Roaming service is an add-on option to the iPass Corporate Access service, which allows enterprise IT departments to offer a single user experience for all remote and local wireless connections while extending centralized management of security policies to potentially vulnerable corporate owned wireless networks. We generally charge a monthly fee for our Wireless LAN Roaming service.
      Device ID. The DeviceID service strengthens network security through device authentication. The service creates a digital fingerprint for every device by gathering unique identifying numbers from select hardware components and uses this information when interrogating the device to provide access to the corporate LAN via a VPN. DeviceID helps protect against replay attacks, reverse engineering and spoofing by checking different hardware attributes during each authentication request. This service is designed to ensure that only corporate-issued or authorized machines access the network as well as validate device identity as an additional factor for VPN authentication.
      Endpoint Policy Management — Online. This iPass-hosted service links automated security assessment, remediation and patch management capabilities into the iPass Corporate Access service. When users attempt to use the iPassConnect universal client to connect to the internet and the corporate VPN, the Endpoint Policy Management — Online service will check to see that the user’s computer is running the proper versions of Microsoft Windows OS patches and anti-virus definition file updates for endpoint devices — before allowing Internet access and launching the VPN. This helps mitigate the effects of viruses and worms.
      Mobile Lifecycle Management Suite. This service helps enterprise customers to discover, secure, and manage their laptops, desktops and handheld devices from any location via a single management console. This service is driven by iPass server software and resides on the enterprise network. It is sold either on a per-seat fee-based model or through a perpetual license model with annually occurring maintenance fees.
      Mobile Lifecycle Management Suite includes the following features:

•	allows IT to discover all mobile assets by gathering detailed hardware and software inventory on all mobile devices.

•	provides high-performance, policy-driven distribution of new software and updates to remote and mobile devices, automatically distributing software applications and system updates to all PCs and handheld devices via LAN, WAN and wireless networks.

•	patch automation features that speed the process of deploying Microsoft Windows OS and application patches across large populations of remote and mobile devices. IT staffs receive patches directly from Microsoft and apply them with no intermediate handling during the process. This minimizes the risk of inadvertent or intentional tampering with a patch, avoiding potential problems.

•	a Web-based view of user configurations and inventory information for rapid call resolution, all integrated with a customer’s existing Windows NT Domain, NDS or Active Directory security system.
Technology

Principal Components
      The technology incorporated in our service is designed to provide our customers with reliability, quality of service, network security, policy enforcement, consolidated billing and scalability. Our technology consists of the following four principal components, each of which was designed and developed internally: iPassConnect universal client; distributed authentication system; iPass Clearinghouse; and service quality management.
      iPassConnect Universal Client. The iPassConnect universal client software is installed on mobile workers’ laptop computers or other devices, and allows them to securely and reliably connect to the Internet using a variety of access methods including narrowband, integrated services digital network, or ISDN, wired and wireless broadband, GSM and 3G. The iPassConnect universal client is designed to be easy-to-use and to be a flexible and scalable network connectivity platform for enterprises. The key features of iPassConnect include:

•	Intuitive User Interface. iPassConnect universal client was designed with over five years of experience and customer feedback, resulting in a user-friendly interface with many features.

•	Automatic Updates. iPassConnect universal client also provides enterprises with the ability to schedule periodic software modifications or updates to their end users without handling each end user device separately. These upgrades are securely downloaded to the user’s computer or other electronic device when the user logs in, at no additional cost to the customer.

•	Central Policy Control. iPassConnect universal client enables an enterprise to define a set of criteria, such as length of session or idle timeouts, once and apply those criteria to manage its remote access policies across its entire workforce.

•	Dynamic Phonebook. iPassConnect universal client enables enterprises to adjust the order of narrowband access points that are displayed to the end user, based on service quality. Customers also have the flexibility of integrating in-house access numbers with iPass’ access points in cases where both networks are being utilized.

•	Third Party Application Integration. iPassConnect universal client can be configured to automatically launch a variety of third party VPNs upon successful connection to the Internet.

•	Support for multiple operating systems and languages. iPassConnect universal client supports a wide range of computer operating systems, including Windows 95, 98, NT, 2000, Me, XP, CE, Mac OS 8.x, 9.x, 10.x, Pocket PC2000, Pocket PC2002 and Palm OS. Additionally, iPassConnect is localized in Brazilian Portuguese, Simplified Chinese, Traditional Chinese, French, German, Japanese, Korean, Portuguese and Spanish.
      Distributed Authentication System. Our distributed authentication system, which is comprised of iPass NetServer software, iPass RoamServer software and iPass transaction server software, is designed to enable the reliable, scalable and secure initiation and termination of a remote access session on our virtual network. NetServer is installed on the servers of our network service providers. RoamServer is installed on our enterprise customer’s internal networks, typically located on their premises. Our ten transaction centers, each of which is comprised of two or more transaction servers, are located in third party co-location facilities.
      The software components of NetServer, RoamServer and the transaction server operate on third party single-or multi-processor servers based on Unix, Linux, or Windows. We send our enterprise customers updates to NetServer, RoamServer and the transaction server electronically on an as needed basis to support new authentication and management needs.
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
      Service Quality Management. Our iPass service quality management, or SQM, software consists of several quality of service monitoring and management elements that we incorporated into our services. These tools and processes are comprised of the following:

•	Client-Side SQM. Client-side SQM captures detailed status and usage information from connection attempts and uploads this information to a central iPass database when a successful connection is made. SQM records and reports access points from which connections are made, client configuration, error codes, connection speeds, time to authenticate and other information important in diagnosing network health. Our SQM software is deployed on networks worldwide to gather data on local access points and network conditions and allows us to monitor our virtual network from a customer’s point of view.

•	SQM Reporting. Our SQM infrastructure enables our iOQ service and provides information such as detailed access point performance, individual and corporate connection success rates, and other connection data to our customers and to us. With this data, our customer support and development teams can monitor service quality and continue to improve the reliability and performance of our service offering. Through our iOQ service, our customers benefit from this SQM technology because it enables them to diagnose problems their users are experiencing.

•	Phonebook. Based on input from the SQM infrastructure, the phonebook tool within the iPassConnect universal client places the highest quality access point at the top of the directory in order to enhance the experience for our customers’ end users.

Co-location Facilities
      Our ten transaction centers are located in third-party co-location facilities in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, The Netherlands, Germany, Japan and Brazil. Three

additional co-location facilities are utilized to host our primary Clearinghouse and Finance systems, and corporate web services, which are located in California. Three out of our ten transaction centers also run the standby and disaster recovery Clearinghouse environments, our ExpressConnect service and the phonebook distribution servers. We maintain standard contractual agreements with the third parties that host our co-location facilities which generally provide for a term of between one and three years. If our relationships with these providers terminate, we believe that we will be able to secure relationships with alternative providers without any significant disruption to our operations.
Customers
      We sell our service offering directly to enterprise customers and indirectly though our channel partners.
      International revenue accounted for approximately 41% of total revenues for the year ended December 31, 2004 and 39% for the years ended December 31, 2003 and 2002. Revenues generated in the United Kingdom accounted for 11% of total revenues for the year ended December 31, 2004. No individual foreign country represented 10% or more of total revenues for the years ended December 31, 2003 and 2002. International revenue is determined by the location of the customer’s headquarters.
      Substantially all of our long-lived assets are located in the United States.
Agreements with Network Service Providers
      We have relationships with over 300 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our services in over 150 countries around the world. We pay network service providers for access to their network access points on a usage basis, in some cases, subject to minimum purchase commitments. Most of these contracts have a term of one year, after which either party can terminate the contract with six months notice. In 2004, two network service providers, MCI and Equant, accounted for approximately 17% and 7% of our network access expenses, respectively. The contracts we have entered into with these providers are non-exclusive and contain minimum commitments for the purchase of network access. The initial term of our contract with Equant expires in February 2006. The term of our contract with MCI expires in November 2005. The contract is automatically renewed for successive periods of one or 12 month periods unless terminated by either party. In countries in which we have contracted with multiple network service providers, if one network service provider is no longer available, we can obtain alternative network access without significant disruption to our business. We are also able to direct users to the network of particular service providers to fulfill minimum purchase commitments.
Sales and Marketing
      We sell our services directly through our sales force and indirectly through our channel partners. Our sales organization is organized into regional account teams, which include sales directors, sales managers, account executives, account managers, inside sales representatives and sales engineers. We maintain sales offices or personnel in a number of cities in the United States as well as Australia, the United Kingdom, Hong Kong, Japan, Korea, Germany, France, Singapore, Denmark, Sweden and the Netherlands. As of December 31, 2004, our sales organization was comprised of 99 individuals in North America, 28 individuals in Asia Pacific, and 34 individuals in Europe. We intend to increase the size of our sales organization and establish additional sales offices as needed.
      Our channel partners include network service providers, systems integrators and value added resellers. A channel partner typically signs a one to two year agreement with us through which we appoint the partner as a nonexclusive reseller of our services. Channel partners are responsible for implementing and managing billing and promotional activities for their customers. Selling through channel partners allows us to offer our services without incurring the cost of maintaining a direct sales force in each target market. Our channel partners typically sell related networking products and bundle our services with their core offerings. Once an enterprise has signed a contract for our services through a channel partner, our post-sales team works with the channel partner to ensure successful implementation of our services. However, the enterprise remains the channel partner’s customer and has no direct relationship with us.

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
      We also compete with other non-facilities-based software-enabled network operators, such as GoRemote Internet Communications and Fiberlink. In some cases, our service offerings may not be as attractively priced as those offered by our competitors, which may put us at a competitive disadvantage. Non-facilities-based network operators that provide managed services such as VPNs and firewalls, may also provide, as a package, additional services such as local exchange and long distance services, voicemail and DSL services. Although our channel partners may offer these services in conjunction with our service, we do not offer these additional services directly, which may put us at a competitive disadvantage when competing for potential customers. Also, we believe we compete favorably against these competitors in terms of the coverage, redundancy, security, quality and ease of use of our service offerings.
      For a discussion of the possible effects that competition could have on our business, see “Factors Affecting Operating Results — We face strong competition in our market, which could make it difficult for us to succeed.”
Research and Development
      We believe that to compete favorably we must continue to invest in research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. As of December 31, 2004, our research and development organization consisted of 78 employees. Our research and development expenses were $13.8 million, $9.9 million and $7.1 million in 2004, 2003, and 2002, respectively.
Intellectual Property
      We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. iPass®, iOQ® and the iPass logo are our U.S. registered trademarks. iPassConnecttm, ExpressConnecttm, iPassNettm, RoamServertm, NetServertm, and iPass Corporate Accesstm are designations that we use. We have 18 U.S. patent applications pending relating to our service. On January 21, 2003, we were issued a U.S. patent for a method and a technology relating to our SQM technology. We also obtained two U.S. patents in 2004 through the acquisition of Safe3w and Mobile Automation. The duration of a patent is 20 years from the date of issuance. We have also applied for or registered company trademarks in over 50 other countries. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including our license for encryption granted by RSA Security. The license agreement with RSA Security expires in February 2006 and automatically renews for additional three-year periods unless terminated by us or by RSA Security. Licenses from third party technologies, including our license with RSA Security, may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.
Employees
      As of December 31, 2004, we had 402 employees, consisting of 80 in network operations, 78 in research and development, 192 in sales and marketing and 52 in general and administrative. We consider our relationship with our employees to be good.
Trademarks
      iPass®, iOQ® and the iPass logo are our U.S. registered trademarks. iPassConnecttm, ExpressConnecttm, iPassNettm, RoamServertm, NetServertm, iPass Corporate Accesstm, DeviceIDtm, EPMtm, iSEELtm and iPass Alliancetm are designations that we use. We have also applied for or registered company trademarks in over 50 other countries.
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
      Further, a copy of this annual report is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 2.	Properties
      We lease approximately 74,000 square feet of space in our headquarters in Redwood Shores, California under a lease that expires in 2010. We also lease sales and support offices in other parts of the Unites States and abroad. We believe that our principal facility in Redwood Shores will be adequate for our needs for at least the next several years, and we might expect that additional facilities will be available in other jurisdictions to the extent we add new offices.

Item 3.	Legal Proceedings
      On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased the Company’s stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court. The Company expects that all of the cases will be consolidated into a single action. This matter is at an early stage; no lead plaintiff has been selected, no response to the complaint has been filed, no discovery has taken place and no trial date has been set. The Company and the individual defendants intend to take all appropriate actions to defend the suit.

      We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2004.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “IPAS” since our initial public offering on July 24, 2003.
      The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each of the quarters since our initial public offering:

	Low Sale Price	High Sale Price

Fiscal year ended December 31, 2004:
First Quarter	$10.70	$16.25
Second Quarter	9.86	13.37
Third Quarter	4.78	6.91
Fourth Quarter	5.75	7.77
Fiscal year ended December 31, 2003:
Third Quarter	$17.60	$28.22
Fourth Quarter	15.25	26.90
      We had 62,907,510 shares of our common stock outstanding held by 216 stockholders of record as of February 28, 2005.
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
Recent Sales of Unregistered Securities
      We have not made any sales of unregistered securities following the date of our initial public offering.

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

	Year Ended December 31,

	2004	2003	2002		2001	2000

	(In thousands, except per share data)
Statement of Operations Data
Revenues	$166,319	$136,078	$92,830		$53,164	$35,281
Total operating expenses	137,353	113,721	86,178		80,898	69,316
Operating income (loss)	28,966	22,357	6,652		(27,734)	(34,035)
Net income (loss)	19,068	13,902	29,759	(1)	(27,801)	(34,964)
Net income (loss) per share:
Basic	0.31	0.26	2.34		(2.43)	(3.60)
Diluted	0.29	0.23	0.57		(2.43)	(3.60)

(1)	Of this amount, $24.3 million was due to a tax benefit, resulting from the reversal of deferred tax valuation allowances.

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Balance Sheet Data
Total assets	$230,513	$190,117	$75,442	$37,421	$52,232
Line of credit and loans payable	—	—	10,375	8,932	2,726
Total stockholders’ equity	207,222	171,722	49,600	16,262	38,294

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      We deliver simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations. Our policy management services close the gaps in protecting computers, network assets, user identities and data whenever users connect over the Internet. Our connectivity services utilize the iPass global virtual network, a unified network of hundreds of dial-up, wireless, and broadband providers in over 150 countries.
Overview of 2004
      In 2004, we increased revenues and end users over 2003, although not at the rate we had anticipated as growth from our traditional dial-up business slowed substantially to rates below those we had historically experienced. We continued to expand both our dial-up and broadband global footprints in 2004, which enabled our users to remotely access their corporate networks from more locations, with increased redundancy than in any previous year.
      Another goal in 2004 was to improve upon our existing service offerings as well as add new products and services in order to drive revenue growth and to expand our existing customer base. We accelerated our timetable for the development and improvement of new and existing products and services through increased spending on research and development. We also added to our product offering through the acquisitions of Safe3w and Mobile Automation in September and October, respectively. For additional information on the acquisitions, please see Note 7 in the Notes to the Consolidated Financial Statements.

      Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as focus on generating revenues from our endpoint policy management products and services. In 2005, we expect to see continued growth in our business. However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”
Sources of Revenues
      We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. Our usage-based revenues represented 92% and 93% of our revenues for the years ended December 31, 2004 and 2003, respectively.
      Although we have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage, we have generated less than 2% of our usage revenues from broadband coverage in 2004 and 2003. We cannot determine when, if ever, we will generate any substantial revenues from broadband.
      With the acquisition of Mobile Automation in October of 2004, we also began generating license and maintenance revenue through software licensing agreements.
      We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. Fees for these services, together with revenues generated from license and maintenance fees, represented approximately 8% and 7% of our revenues for the years ended December 31, 2004 and 2003, respectively.
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

Services and Fees
      The Company derives substantially all of its revenues from usage fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

      Revenues are recognized during the period the services are rendered to end users based on usage at negotiated rates. The Company typically requires its customers to commit to minimum usage levels. Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement. If actual usage in a given period is less than the minimum commitment, the Company recognizes the difference between the actual usage and the minimum commitment as revenue when cash is collected because the Company cannot reasonably estimate the amount of the difference that will be collected. The Company cannot reasonably estimate the amount of the difference to be collected because it has from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where the Company has determined that it would be in its best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.
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

License and Maintenance
      License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably probable. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.
      Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.
      Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.
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

      During the year ended December 31, 2002, we determined that it was more likely than not that we would realize all of our available net deferred tax assets in the carryforward period of up to 19 years. As a result, we determined that it was no longer necessary or appropriate to maintain a valuation allowance related to our deferred tax assets. Accordingly, we recorded a $24.3 million tax benefit in our consolidated statement of operations for the year ended December 31, 2002.
      Although we believe it is more likely than not that we will realize our net deferred tax assets, there is no guarantee this will be the case as our ability to use the net operating losses is contingent upon our ability to generate sufficient taxable income in the carryforward period. At each period end, we reassess our ability to realize our net operating losses. If we conclude it is more likely than not that we would not realize the benefit of our net operating losses, we may have to re-establish the valuation allowance and therefore record a significant charge to our results of operations.

Allowance for Doubtful Accounts
      Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate for the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.1 million, $2.3 million and $1.5 million as of December 31, 2004, 2003 and 2002, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.
RESULTS OF OPERATIONS
Revenue

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Total Revenue	$166,319	$30,241	22.2%	$136,078	$43,248	46.6%	$92,830
      The growth in total revenue in 2004 over 2003 was due to an increase in the usage of our services resulting from an increased number of end users of our services at new and existing customers. Distinct end users of our service increased to 518,000 in the month of December of 2004, compared to 447,000 for the same period in 2003. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2004, 2003 or 2002. Fees represented approximately 8%, 7% and 5% of our revenue in 2004, 2003, and 2002, respectively.
      The growth in total revenue in 2003 over 2002 was due to an increase in the usage of our services resulting from an increased number of end users of our services at new and existing customers. Distinct end users of our service increased to 447,000 in the month of December of 2003 from 286,000 for the same period in 2002.
      International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 41% of total revenues in 2004 and 39% of total revenues in 2003 and 2002. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 24%, 21% and 17% of total revenues in 2004, 2003 and 2002, respectively. The increase in EMEA as a percent of revenues has been driven by the expansion of our sales force in the region. Revenues in the Asia Pacific region represented 13%, 14% and 15% of total revenues in 2004, 2003 and 2002, respectively. Revenues in the United Kingdom accounted for 11% of total revenues in 2004. No individual foreign country accounted for 10% or more of total revenues in 2003 or

2002. To date, all of our revenues have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.
Operating Expenses

Network Access
      Network access expenses consist of charges for access, principally by the minute, that we pay to our network service providers.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Network access expenses	$37,339	$7,218	24.0%	$30,121	$6,798	29.1%	$23,323
As a percent of revenue	22.5%	—	0.4%	22.1%	—	(3.0)%	25.1%
      The growth in network access expenses in 2004 over 2003 was due to increased usage of our virtual network. In 2004 we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts, resulting in lower network access costs for dial-up. This was offset in part by an increase in network access expenses for broadband usage, which are typically higher than dial-up. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, but to remain relatively constant or increase slightly as a percentage of revenues.
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

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Network operations expenses	$19,041	$4,735	33.1%	$14,306	$3,847	36.8%	$10,459
As a percent of revenue	11.4%	—	0.9%	10.5%	—	(0.8)%	11.3%
      The increase in network operations expenses in 2004 over 2003 in absolute dollars was due primarily to $1.8 million in additional compensation and benefits expense due to an increase in personnel, $840,000 of additional transaction center fees, and $680,000 of additional depreciation expense on network operations equipment in support and expansion of our virtual network. There was also an additional $530,000 in license and maintenance fees as well as $250,000 in additional consulting fees. The remaining portion of the increase was due to individually insignificant items. Network operations expenses increased slightly as a percentage of revenue as we continued to increase both the capacity and redundancy of our virtual network. To the extent we expand our operations, we expect that our network operations expenses will increase in absolute dollars, and increase slightly as a percentage of revenues.
      The increase in network operations expenses in 2003 over 2002 in absolute dollars was due primarily to $1.5 million in additional compensation and benefits expense due to an increase in personnel, $665,000 of additional transaction center fees, and $540,000 of additional depreciation expense on network operations equipment in support of the expansion of our virtual network. The decrease as a percentage of revenues from

2002 to 2003 was due primarily to our ability to scale our network operations infrastructure without a proportionate increase in network operations expenses.

Research and Development
      Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Research and development expenses	$13,804	$3,860	38.8%	$9,944	$2,874	40.7%	$7,070
As a percent of revenue	8.3%	—	1.0%	7.3%	—	(0.3)%	7.6%
      The increase in research and development expenses in 2004 over 2003 was due primarily to an additional $2.3 million of compensation and benefits expenses related to an increase in headcount, and approximately $1.2 million in fees paid to consultants to further develop our service. The increase as a percentage of revenues was due to the acceleration of our development of new products as well as the increase in research and development personnel as a result of the two acquisitions that occurred in 2004. We expect that our research and development expenses will continue to increase in absolute dollars as we develop and enhance new and existing service offerings as well as integrate newly acquired products and technologies into our existing products. We also expect research and development expenses to increase slightly as a percentage of revenues as we continue to increase headcount and bring new and upgraded products and services to market.
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

Sales and Marketing
      Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Sales and marketing expenses	$46,580	$5,531	13.5%	$41,049	$8,118	24.7%	$32,931
As a percent of revenue	28.0%	—	(2.2)%	30.2%	—	(5.3)%	35.5%
      The increase in sales and marketing expenses in 2004 over 2003 in absolute dollars was due primarily to an additional $2.3 million in compensation and benefits expenses resulting from the expansion of the sales organization in the EMEA and Asia Pacific regions, as well as the additional sales personnel from the acquisition of Mobile Automation in the last quarter of 2004. The increase also included $1.2 million of additional advertising and public relations expenses, as well as a $410,000 increase in compensation and benefits expenses for additional marketing personnel. The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and/or we expand our sales force and increase marketing activities, but will remain relatively constant as a percentage of revenues.
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

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
General and administrative expenses	$17,790	$3,558	25.0%	$14,232	$4,602	47.8%	$9,630
As a percent of revenue	10.7%	—	0.2%	10.5%	—	0.1%	10.4%
      A significant part of the increase in general and administrative expenses in 2004 over 2003 was $1.7 million in compensation and benefits expenses for additional personnel and $1.0 million for directors and officers insurance premiums. There was also a $1.0 million increase in legal and accounting fees. These increases were offset in part by decreases in various individually insignificant accounts. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations, but to remain relatively constant as a percentage of revenues.
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

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Amortization of stock-based compensation expense	$2,342	$(1,727)	(42.4)%	$4,069	$1,304	47.2%	$2,765
As a percent of revenue	1.4%	—	(1.6)%	3.0%	—	—	3.0%
      We expect to incur amortization of stock-based compensation expense of at least $1.2 million in 2005 and $518,000 in 2006. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.
Non-Operating Expenses

Other Income (Expense), Net
      Other income (expense) consists of the net total of interest income and interest expense for the period.
      Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $2.3 million, $1.1 million and $440,000 for the years ended December 31, 2004,

2003 and 2002, respectively. The increase in interest income was due to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from proceeds received from the initial public offering in July 2003.
      Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities. Interest expense was $620,000 and $1.0 million in 2003 and 2002, respectively. There was no interest expense for the year ended December 31, 2004. The decrease in interest expense from 2002 to 2003 was the result of paying off our line of credit and all outstanding loans payable in July and August 2003.

Provision for (benefit from) Income Taxes
      The provision for income taxes was $12.2 million in 2004 compared to a provision of $9.0 million in 2003. The increase is due to an increase in taxable income in 2004 over 2003.
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
      Net cash provided by operating activities was $37.5 million for the year ended December 31, 2004, compared to $23.7 million for the year ended December 31, 2003 and $10.6 million for the year ended December 31, 2002. This increase is primarily due to the expansion of our business, as reflected in the increase in net income before taxes from 2002 to 2004.
      Net cash used in investing activities in 2004 was $59.6 million compared to $99.2 million and $3.5 million in 2003 and 2002, respectively. Net cash used in investing activities in 2004 was from the purchases of $156.0 million in short-term investments, offset by the maturities of short-term investments in the amount of $131.1 million. Net cash used in investing activities also included $28.5 million for the acquisition of Safe3w and Mobile Automation as well as $6.2 million for the purchases of property and equipment. Net cash used in investing activities in 2003 was from the purchases of property and equipment, with the exception of a net investment of $93.5 million in short-term investments as a result of the receipt of the proceeds from our initial public offering.
      Net cash provided by financing activities in 2004 was $10.9 million, compared to $93.2 million and $2.1 million in 2003 and 2002, respectively. Cash provided by financing activities in 2004 was the result of proceeds from the issuance of common stock for employee stock options plus the repayment of shareholder notes receivable. In comparison, cash provided by financing activities in 2003 was primarily due to net proceeds from our initial public offering, offset in part by the payment of all outstanding balances on our line of credit and loans payable. Net cash provided by financing activities in 2002 were primarily due to net proceeds from loans payable as well as proceeds from payments on stockholder notes receivable.

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
      As of December 31, 2004, our principal source of liquidity was $152.3 million of cash, cash equivalents and short-term investments.

Commitments
      At December 31, 2004, we had no material commitments for capital expenditures.
      We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 29 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we have access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of December 31, 2004 are as follows (in thousands):

Year ending December 31:
2005	$3,042
2006	208

$3,250

      We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31:
2005	$3,799
2006	3,927
2007	4,055
2008	4,183
2009	4,311
2010	1,453

$21,728

Tabular Disclosure of Contractual Obligations

	Payments Due By Period

		Less than			More than
Contractual Obligations	Total	1 Yr	1-3 Years	3-5 Years	5 Yrs

Operating Lease Obligations	$21,728	$3,799	$7,982	$8,494	$1,453
Purchase Obligations	3,250	3,042	208	—	—

Total Contractual Obligations	$24,978	$6,841	$8,190	$8,494	$1,453

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
      We have generated substantially all of our usage revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline over time as broadband access technologies, such as cable modem, DSL, and Wi-Fi, become more broadly used. Although we have not generated substantial revenues from broadband access, a substantial portion of the growth of our business may depend upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:
      The broadband access market is at an early stage of development. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, is at an early stage of development and demand at levels we anticipate may not develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the broadband wireless access market does not develop, we will not be able to generate revenues from broadband wireless access.
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
      If demand for broadband access does not materially increase, or if demand increases but we do not meet the challenges outlined above, our ability to grow our business may suffer.

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
      We compete primarily with facilities-based carriers as well as with other non-facilities-based network operators. Some of our competitors have substantially greater resources, larger customer bases, longer operating histories or greater name recognition than we have. Also, with the recent introduction of our policy management services, we face additional competition from companies that provide security and policy-based services and software. In addition, we face the following challenges from our competitors:
      Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks, there may be little incremental cost for them to provide additional telephone or Internet connections. As a result, they may offer dial-up remote access services at little additional cost, and may be willing to discount or subsidize remote access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our dial-up remote access service. As a result, large carriers may sell their remote access services at a lower price. In addition, new non-facilities-based carriers may enter our market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.
      Many of our competitors offer additional services that we do not, which enables them to compete favorably against us. Some of our competitors provide services that we do not, such as local exchange and long distance services, voicemail and digital subscriber line, or DSL, services. Potential customers that desire these services on a bundled basis may choose to obtain remote access and policy management services from the competitor that provides these additional services.
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
      It is imperative for our customers that access to their mission critical data is secure. A key component of our ability to attract and retain customers is the security measures that we have engineered into our network for the authentication of the end user’s credentials; on a going forward basis, we expect an additional key component in this regard to be our policy management services. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our services, the market perception of the effectiveness of our security measures could be harmed. To date, we have not experienced any significant security breaches to our network.

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

If we are unable to meet the challenges related to the market acceptance and provision of our policy management services, our ability to grow the business may be harmed.
      We expect that the growth of our business may depend in part upon whether our policy management services will achieve and sustain expected levels of demand and market acceptance. If enterprises do not perceive the benefits of our policy management services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly and adversely affect our growth. In addition, if demand for our policy management services does not materialize as expected, our ability to recover our investment in Safe3w, Inc. and Mobile Automation, Inc. may be impaired or delayed. In addition, because of our limited operating history relating to policy management services, we cannot predict our revenue and operating results from the provision of these services. Key challenges that we face related to our provision of these services include the risk that we may encounter unexpected technical and other difficulties in developing our policy management services which could delay or prevent the development of these services or certain features of these services; the risk that the rate of adoption by enterprises of network security software or integrated secure connectivity solutions will not be as we anticipate, which if slow would reduce or eliminate the purchase of these services; and the risk that security breaches may occur, notwithstanding the use of our policy management services, by hackers that develop new methods of avoiding security software. If we do not adequately address these challenges, our growth and operating results may be negatively impacted.

Our long sales and service deployment cycles require us to incur substantial sales costs that may not result in related revenues.
      Our business is characterized by a long sales cycle between the time a potential customer is contacted and a customer contract is signed. In addition, the downturn in the economy and the resulting reduction in corporate spending on Internet infrastructure have further lengthened the average sales cycle for our services. Furthermore, once a customer contract is signed, there is typically an extended period before the customer’s end users actually begin to use our services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.

There are approximately 29 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.
      In approximately 29 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2004 and 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Although our agreement with Equant does not expire until February 2006, Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

If we fail to address evolving standards and technological changes in the enterprise connectivity and policy management services industry, our business could be harmed.
      The market for enterprise connectivity and policy management services is characterized by evolving industry standards and specifications and rapid technological change, including new access methods, devices, applications and operating systems. In developing and introducing our services, we have made, and will continue to make, assumptions with respect to which features, security standards, performance criteria, access methods, devices, applications and operating systems will be required or desired by enterprises and their mobile workers. If we implement technological changes or specifications that are different from those required or desired, or if we are unable to successfully integrate required or desired technological changes or specifications into our wired or wireless services, market acceptance of our services may be significantly reduced or delayed and our business could be harmed.

The telecommunications industry has experienced a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.
      The telecommunications industry has experienced dramatic technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. As these conditions have continued, some of these service providers have consolidated and are working to consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. As this occurs, while we expect that we will still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient redundant access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

Our software is complex and may contain errors that could damage our reputation and decrease usage of our services.
      Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information, a security breach or unauthorized access to our virtual network, our reputation could be harmed and our business may suffer. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or enforceable for any reason, or if liabilities arise that are not effectively limited, our operating results could be harmed.

Because much of our business is international, we encounter additional risks, which may reduce our profitability.
      We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 41% of our revenues for 2004, of which approximately 24% and 13% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. In 2003, revenues from customers domiciled outside of the United States were 39% of our total revenues, of which approximately 21% and 14% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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
      Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. For example, we completed the acquisitions of Safe3w, Inc. in September 2004 and Mobile Automation, Inc. in October 2004. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders. In the case of completed or future acquisitions, we may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, such as Safe3w, Inc. and Mobile Automation, Inc., or technologies effectively, our operating results could suffer. Completed acquisitions by us, such as the aforementioned Safe3w, Inc. and Mobile Automation, Inc. transactions, or future acquisitions by us could also result in large and immediate write-offs or assumption of debt and contingent liabilities, either of which could harm our operating results.

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

We currently are, and in the future may be, subject to securities class action lawsuits due to decreases in our stock price.
      We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased the Company’s stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations.
      There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, in December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS 123R), “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95, which eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123R will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. SFAS 123R is effective for public companies in periods beginning after June 15, 2005. We will be required to implement the standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The adoption of FAS 123R and other potential changes could materially impact our results of operations.
Risks Relating to Our Industry

Security concerns may delay the widespread adoption of the Internet for enterprise communications, or limit usage of Internet-based services, which would reduce demand for our products and services.
      The secure transmission of confidential information over public networks is a significant barrier to further adoption of the Internet as a business medium. The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of code breaking or other developments could result in compromised security on our network or the networks of others. Security and authentication concerns with respect to the transmission over the Internet of confidential information, such as corporate access passwords and the ability of hackers to penetrate online security systems may reduce the demand for our services. Further, new access methods, devices, applications and operating systems have also introduced additional vulnerabilities which have been actively exploited by hackers. Internet-based worms and viruses, computer programs that are created to slow Internet traffic or disrupt computer networks or files by replicating through software or operating systems, are examples of events or computer programs that can disrupt users from using our Internet-based services and reduce demand for our services, potentially affecting our business and financial performance. In particular, certain Internet worms and viruses affected some of our customers and their mobile users, which may have negatively impacted our revenues. Furthermore, any well-publicized compromises of confidential information may reduce demand for Internet-based communications, including our services.

Financial, political or economic conditions could adversely affect our revenues.
      Our revenues and profitability depend on the overall demand for enterprise connectivity services. The general weakening of the global economy in the last few years led to decreased corporate spending on Internet infrastructure. In addition, if there are further acts of terrorism, if hostilities involving the United States and other countries continue or escalate, or if other future financial, political, economic and other uncertainties or natural disasters arise, this could lead to a reduction in travel, including by business travelers who are substantial users of our services, and continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and financial results.

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
Interest Rate Sensitivity
      As of December 31, 2004, we had cash, cash equivalents, and short-term investments totaling $152.3 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.
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
      The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date
	for Par Value Amounts
	For the Year Ended			As of
	December 31,			Dec. 31, 2004
			Total Cost
	2005	2006	Value	Total Fair Value

U.S. Government agencies	$59,600	$43,500	$103,357	$102,989
Corporate notes	—	14,415	15,007	14,951

Total	$59,600	$57,915	$118,364	$117,940

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
Supplementary Data
      The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2004 (in thousands, except per share amounts):

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2004
Revenues	$40,695	$40,394	$41,912	$43,318
Operating income	7,140	7,194	7,950	6,682
Net income	4,697	4,489	5,206	4,676
Basic net income per share	$0.08	$0.07	$0.08	$0.08
Diluted net income per share	$0.07	$0.07	$0.08	$0.07

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2003
Revenues	$30,498	$33,103	$34,989	$37,488
Operating income	4,390	5,638	6,163	6,166
Net income	2,310	2,952	4,461	4,179
Basic net income per share	$0.17	$0.21	$0.08	$0.07
Diluted net income per share	$0.04	$0.05	$0.07	$0.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
      In addition, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information relating to our executive officers and directors will be presented under the captions “Proposal 1 — Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held in June 2005 to be filed with the Securities and Exchange Commission not later than April 30, 2005 (the “Proxy Statement”). That information is incorporated into this report by reference.
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

2. Next, click on “Corporate Governance.”

3. Then, click on “Code of Conduct.”

4. Finally, click on “Code of Conduct and Ethics.”
      We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct and ethics by posting such information on our website, at the address and location specified above.

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
      The information required by this item will be included under the captions “Proposal No. 2 — Ratification of Independent Auditors–Principal Accountant Fees and Services” in the Proxy Statement. That information is incorporated into this report by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following financial statements are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules
      None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate.(1)

10.1	2003 Equity Incentive Plan and form of related agreements, as amended.(1)

10.2	2003 Non-Employee Directors Plan.(1)

10.3	1999 Stock Option Plan and form of related agreements.(1)

10.4	1997 Stock Option Plan and form of related agreements.(1)

10.5	Interim 1999 Stock Option Plan.(1)

10.6	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(1)

10.7	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)

10.8	Lease Agreement, dated October 26, 1999 between Registrant and Westport Joint Venture (as amended).(1)

10.9	Amended and Restated Investor Rights Agreement dated August 8, 2000 between Registrant, founders and holders of the Registrant’s Preferred Stock.(1)

10.10	Form of Indemnity Agreement.(1)

10.11	Employment Agreement, dated November 13, 2001 between Registrant and Kenneth D. Denman.(1)

10.12	Form of Offer Letter to Executive Officers.(1)

10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(1)(3)

10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc. and the Registrant.(1)(3)

10.15	Managed Data Network Services Agreement, dated September 17, 1996, between Equant, (formerly Scitor International Telecommunication Services, Inc.), and the Registrant, and amendments thereto.(1)(3)

10.16	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant and modifications thereto.(1)

10.17	Internet Service Agreement dated April 25, 2001, by and between UUNET Technologies, Inc. and the Registrant, and amendment thereto.(1)(3)

10.18	Virtual Internet Provider (VIP) Agreement dated January 9, 1997, by and between UUNET Technologies, Inc. and the Registrant and amendments thereto.(1)(3)

10.19	Management Bonus Structure 2005 Plan (4)

10.20	Outside Director Compensation Arrangement (5)

10.21	Executive Officer Cash Compensation Arrangement (6)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.(reference is made to the signature page of this Form 10-K)

Exhibit
Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on January 24, 2003, as amended, and incorporated by reference herein.

(2)	Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003, and incorporated by reference herein.

(3)	Confidential treatment has been grated for a portion of the exhibit. The information omitted pursuant to such confidential treatment order had been filed separately with the Securities and Exchange Commission.

(4)	Previously filed as the file-numbered exhibit on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2005, and incorporated by reference herein.

(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(6)	Previously disclosed under the caption “Compensation of Executive Officers” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
iPass Inc.:
      We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iPass Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Mountain View, CA
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
IPass Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that iPass Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IPass’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that iPass maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, iPass maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPass Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
Mountain View, CA
March 15, 2005

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,395	$45,646
Short-term investments	117,940	93,639
Accounts receivable, net of allowance for doubtful accounts of $2,071 and $2,348, respectively	23,884	20,658
Prepaid expenses and other current assets	3,161	3,310
Deferred income tax assets	8,642	17,341

Total current assets	188,022	180,594
Property and equipment, net	10,111	8,288
Other assets	1,224	1,235
Acquired intangibles, net	11,143	—
Goodwill	20,013	—

Total assets	$230,513	$190,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,154	$7,421
Accrued liabilities	14,137	10,974

Total current liabilities	23,291	18,395

Total liabilities	23,291	18,395

Commitments (Note 9)
Stockholders’ equity:
Common stock, $.001 par value; authorized 250,000,000 and 120,000,000 shares, respectively; issued and outstanding 62,756,718 and 60,483,432 shares, respectively	63	60
Additional paid-in capital	240,629	229,026
Notes receivable from stockholders	—	(2,831)
Deferred stock-based compensation	(1,782)	(4,326)
Accumulated other comprehensive income (loss)	(424)	125
Accumulated deficit	(31,264)	(50,332)

Total stockholders’ equity	207,222	171,722

Total liabilities and stockholders’ equity	$230,513	$190,117

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share
	amounts)
Revenues	$166,319	$136,078	$92,830

Operating expenses:
Network access	37,339	30,121	23,323
Network operations	19,041	14,306	10,459
Research and development	13,804	9,944	7,070
Sales and marketing	46,580	41,049	32,931
General and administrative	17,790	14,232	9,630
Amortization of stock-based compensation(1)	2,342	4,069	2,765
Amortization of intangibles	457	—	—

Total operating expenses	137,353	113,721	86,178

Operating income	28,966	22,357	6,652

Other income (expense):
Interest income and other	2,298	1,133	440
Interest expense	—	(620)	(1,026)

Total other income (expense)	2,298	513	(586)

Income before income taxes	31,264	22,870	6,066
Provision for (benefit from) income taxes	12,196	8,968	(23,693)

Net income	$19,068	$13,902	$29,759

Net income per share:
Basic	$0.31	$0.26	$2.34
Diluted	$0.29	$0.23	$0.57
Number of shares used in per share calculations:
Basic	60,770,680	53,474,537	12,742,068
Diluted	65,645,757	60,622,040	51,873,067
(1) Amortization of stock-based compensation consists of:
Network operations	$335	$551	$302
Research and development	352	468	219
Sales and marketing	554	984	571
General and administrative	1,101	2,066	1,673

Total amortization of stock-based compensation	$2,342	$4,069	$2,765

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Notes
	Convertible					Receivable				Total
	Preferred Stock		Common Stock		Additional	from	Deferred		Accumulated	Stock-
					Paid-In	Stock-	Stock-Based	Accumulated	Comprehensive	holders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	holders	Compensation	Deficit	Income (Loss)	Equity	Income

	(In thousands)
Balances, December 31, 2001	35,273	$35	13,191	$13	$115,870	$(1,785)	$(3,878)	$(93,993)	—	$16,262	—
Exercise of stock options	—	—	3,240	3	1,673	(1,485)	—	—	—	191	—
Payment of stockholder notes receivable	—	—	—	—	—	625	—	—	—	625	—
Repurchase of unvested common stock	—	—	(418)	—	(109)	87	—	—	—	(22)	—
Warrants	—	—	—	—	46	—	—	—	—	46	—
Interest earned on stockholder note receivable	—	—	—	—	—	(86)	—	—	—	(86)	—
Cancellation of unvested stock options	—	—	—	—	(572)	—	572	—	—	—	—
Deferred stock- based compensation	—	—	—	—	2,300	—	(2,300)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,765	—	—	2,765	—
Fair value of options for accelerated vesting	—	—	—	—	44	—	—	—	—	44	—
Fair value of options issued to non-employees	—	—	—	—	16	—	—	—	—	16	—
Net income	—	—	—	—	—	—	—	29,759	—	29,759	29,759

Balances, December 31, 2002	35,273	35	16,013	16	119,268	(2,644)	(2,841)	(64,234)	—	49,600	$29,759

Issuance of common stock in initial public offering, net of issuance costs of $10,043	—	—	8,050	8	102,649	—	—	—	—	102,657	—
Conversion of convertible preferred stock into common stock	(35,273)	(35)	35,273	35	—	—	—	—	—	—	—
Exercise of stock options	—	—	662	1	962	—	—	—	—	963	—
Exercise of warrants	—	—	485	—	—	—	—	—	—	—	—
Interest earned on stockholder note receivable	—	—	—	—	—	(187)	—	—	—	(187)	—
Cancellation of unvested stock options	—	—	—	—	(282)	—	282	—	—	—	—
Deferred stock- based compensation	—	—	—	—	5,836	—	(5,836)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	4,069	—	—	4,069	—
Fair value of options issued to non-employees	—	—	—	—	392	—	—	—	—	392	—
Tax benefit from employee stock option plans	—	—	—	—	201	—	—	—	—	201	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	—	—	—	125	125	125
Net income	—	—	—	—	—	—	—	13,902	—	13,902	13,902

Balances, December 31, 2003	—	—	60,483	60	$229,026	$(2,831)	$(4,326)	$(50,332)	$125	$171,722	$14,027

Exercise of stock options	—	—	1,886	2	5,239	—	—	—	—	5,241	—
Employee stock purchase plan — common stock issued	—	—	388	1	2,735	—	—	—	—	2,736	—
Payment of stockholder notes receivable	—	—	—	—	—	2,887	—	—	—	2,887	—
Interest earned on stockholder note receivable	—	—	—	—	—	(56)	—	—	—	(56)	—
Cancellation of unvested stock options	—	—	—	—	(202)	—	202	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—
Tax benefit from employee stock option plans	—	—	—	—	3,831	—	—	—	—	3,831	—
Unrealized loss on available-for-sale investments, net	—	—	—	—	—	—	—	—	(549)	(549)	(549)
Net income	—	—	—	—	—	—	—	19,068	—	19,068	19,068

Balances, December 31, 2004	—	—	62,757	63	$240,629	—	$(1,782)	$(31,264)	$(424)	$207,222	$18,519

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$19,068	$13,902	$29,759
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	2,342	4,069	2,765
Amortization of warrants issued	—	8	64
Amortization of acquired intangibles	457	—	—
Depreciation and amortization	4,386	3,810	3,549
Stock-based compensation	—	392	60
Tax benefit from employee stock option plans	3,831	201	—
Deferred income taxes	6,473	6,958	(24,299)
Interest on shareholder notes receivable	(56)	(187)	(86)
Provision for doubtful accounts	1,100	1,176	1,250
Loss on disposals of property and equipment	—	45	—
Realized loss on investments, net	98	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,433)	(7,607)	(5,961)
Prepaid expenses and other current assets	250	(1,991)	183
Other assets	30	(22)	52
Accounts payable	1,733	442	1,521
Accrued liabilities	1,185	2,486	1,719

Net cash provided by operating activities	37,464	23,682	10,576

Cash flows from investing activities:
Purchases of short-term investments	(156,020)	(98,854)	—
Maturities of short-term investments	131,072	5,340	—
Purchases of property and equipment	(6,186)	(5,683)	(3,533)
Acquisition of Safe3w, net of cash acquired	(8,481)	—	—
Acquisition of Mobile Automation, net of cash acquired	(19,964)	—	—

Net cash used in investing activities	(59,579)	(99,197)	(3,533)

Cash flows from financing activities:
Net proceeds from initial public offering	—	102,657	—
Proceeds from loans payable	—	1,483	2,418
Payments on loans payable	—	(5,064)	(1,128)
Payments on line of credit, net	—	(6,794)	—
Proceeds from issuance of common stock	7,977	963	191
Proceeds from payment of stockholder notes receivable	2,887	—	625
Payments for repurchase of unvested restricted stock	—	—	(22)

Net cash provided by financing activities	10,864	93,245	2,084

Net increase (decrease) in cash and cash equivalents	(11,251)	17,730	9,127
Cash and cash equivalents at beginning of year	45,646	27,916	18,789

Cash and cash equivalents at end of year	$34,395	$45,646	$27,916

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$486	$799
Cash paid for taxes	$1,485	$1,362	$378
Non-cash investing and financing activities:
Issuance of stockholder notes receivable for exercise of stock options	$—	$—	$1,485
Cancellation of stockholder notes receivable for unvested restricted stock repurchases	$—	$—	$87
The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
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

Foreign Currency Translation
      All revenues and substantially all network access expenses are denominated in U.S. dollars. Therefore, the Company considers all functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying consolidated statements of income. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2004, 2003 and 2002.

Comprehensive Income
      Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes net income and unrealized gains and losses on available-for-sale securities.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Comprehensive income is comprised of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net income	$19,068	$13,902	$29,759
Comprehensive income:
Change in accumulated unrealized gain (loss) on available-for-sale securities	(549)	125	—

Total comprehensive income	$18,519	$14,027	$29,759

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
      The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of December 31, 2004 and 2003, no individual customer represented 10% or more of accounts receivable.
      For the three years ended December 31, 2004, 2003 and 2002, suppliers representing greater than 10% of network access expenses were as follows:

Access Provider:	2004	2003	2002

A	6.8%	14.2%	19.0%
B	16.8%	21.3%	21.1%
      In addition, the some of the contracts the Company has entered into with these access providers contain minimum purchase commitments (see Note 9).

Fair Value of Financial Instruments
      For the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximate fair value due to the relatively short maturities of the financial instruments.

iPASS INC. AND SUBSIDIARIES
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

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	For the Year Ended December 31,

	2004	2003	2002

Net income — as reported	$19,068	$13,902	$29,759
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	1,429	2,523	1,714
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(3,699)	(3,029)	(2,265)

Pro forma net income	$16,798	$13,396	$29,208

Basic net income per common share:
As reported	$0.31	$0.26	$2.34
Pro forma	$0.28	$0.25	$2.29
Diluted net income per common share:
As reported	$0.29	$0.23	$0.57
Pro forma	$0.26	$0.22	$0.56
      The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $6.10, $4.35 and $1.35, respectively.
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the twelve months ended December 31, 2004, 2003 and 2002:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Year Ended December 31,			For the Year Ended December 31,

	2004	2003	2002	2004	2003	2002

Risk-free rate	3.0%	2.0%	3.0%	1.6%	—	—
Expected dividend yield	0%	0%	0%	0%	—	—
Expected volatility	41-47%	43%	0%*	32-52%	—	—
Expected life	3 Years	3 Years	3 Years	.5 Years	—	—

*	Note that all stock option grants issued during the year ended December 31, 2002 were issued prior to the Company’s initial public offering, therefore 0% volatility has been used. The employee stock purchase plan commenced on July 23, 2003 with the first purchase occurring on April 30, 2004.

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

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Services and Fees
      The Company derives substantially all of its revenues from usage fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.
      Revenues are recognized during the period the services are rendered to end users based on usage at negotiated rates. The Company typically requires its customers to commit to minimum usage levels. Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement. If actual usage in a given period is less than the minimum commitment, the Company recognizes the difference between the actual usage and the minimum commitment as revenue when cash is collected because the Company cannot reasonably estimate the amount of the difference that will be collected. The Company cannot reasonably estimate the amount of the difference to be collected because it has from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where the Company has determined that it would be in its best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.
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

License and Maintenance
      License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is reasonably probable. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.
      Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.
      Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.
      The Company generally performs credit reviews to evaluate the customers’ ability to pay. If the Company determines that collectibility is not probable, revenue is recognized as cash is collected.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through December 31, 2004.

Advertising
      Advertising and promotional costs are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002 were approximately $989,000, $1.4 million and $370,000, respectively.

Software Development Costs
      Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.
      The Company capitalizes the costs of computer software developed or obtained for internal use. During the years ended December 31, 2004, 2003 and 2002, the Company had no capitalized software development costs. Development costs are amortized over the estimated useful life of the software developed, which is generally six years. As of December 31, 2004 and 2003, the Company had no capitalized software development costs.

Recent Accounting Pronouncements
      In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first interim or annual reporting period that begins after June 15, 2005, and we will be required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for fiscal 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net income per share.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Short-Term Investments
      The following tables summarize the Company’s short-term investments as of December 31, 2004 and 2003 (in thousands):

	Short-term Investments

		Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

U.S. Government agencies	103,357	—	(368)	102,989
Corporate notes	15,007	—	(56)	14,951

	118,364	—	(424)	117,940

	Short-term Investments

		Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

U.S. Government agencies	80,551	110	—	80,661
Corporate notes	9,157	17	(2)	9,172
Asset backed	3,806	—	—	3,806

	93,514	127	(2)	93,639

      The following table summarizes the principal amounts of the Company’s short-term investments by expected maturity date (in thousands):

	Expected Maturity Date
	for Par Value Amounts
	For the Year Ended			As of
	December 31,			Dec. 31, 2004
			Total Cost
	2005	2006	Value	Total Fair Value

U.S. Government agencies	$59,600	$43,500	$103,357	$102,989
Corporate notes	—	14,415	15,007	14,951

Total	$59,600	$57,915	$118,364	$117,940

      The Company recognized gross realized gains of $17,000 and gross realized losses of $115,000 for the year ended December 31, 2004. There were no recognized gains or losses on short-term investments for the year ended December 31, 2003. The Company has not recorded any impairment loss relating to an other-than-temporary impairment in the fair value of its short-term investments as the Company has the ability to hold the security until maturity.

Note 4.	Allowance for Doubtful Accounts
      Changes in the Company’s allowance for doubtful accounts for the year ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	Beginning			Ending
	Balance	Provisions	Charge Offs	Balance

Year ended December 31, 2002	$1,114	$1,250	$(864)	$1,500
Year ended December 31, 2003	$1,500	$1,176	$(328)	$2,348
Year ended December 31, 2004	$2,348	$1,100	$(1,377)	$2,071

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Property and Equipment
      Property and equipment consisted of:

	December 31,	December 31,
	2004	2003

	(In thousands)
Equipment	$17,906	$13,694
Furniture and fixtures	2,538	2,456
Computer software and equipment	4,312	2,213
Leasehold improvements	1,620	1,443

	26,376	19,806
Less: Accumulated depreciation and amortization	(16,265)	(11,518)

Property and equipment, net	$10,111	$8,288

      Depreciation expense was $4,386,000, $3,711,000 and $3,396,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 6.	Accrued Liabilities
      Accrued liabilities consisted of:

	December 31,	December 31,
	2004	2003

	(In thousands)
Accrued commissions	$2,928	$2,979
Deferred rent	1,630	1,504
Deferred revenues	2,984	1,852
Paid time off payable	1,631	1,274
Other accrued liabilities	4,964	3,365

	$14,137	$10,974

Note 7.	Business Combinations

Safe3w
      In September 2004, the Company completed its acquisition of Safe3w, Inc., a privately-held Woodbury, NY company that has developed patented dynamic device “fingerprinting” technology. The Company acquired 100% of the interest in Safe3w in a cash transaction for approximately $8.5 million. The Company plans to incorporate Safe3w’s technology into its existing products. The total purchase price includes $300,000 in direct transactions costs, including legal and valuation fees.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of operations of Safe3w are included in the Company’s Consolidated Statement of Operations beginning September 16, 2004, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands).

Cash acquired	$7
Other tangible assets acquired	96
Amortizable intangible assets:
Existing technology	2,900
Patent/core technology	1,100
Goodwill	5,785

Total assets acquired	9,888
Deferred tax liability, net	(953)
Liabilities assumed	(135)
Transaction costs	(300)

Net assets acquired	$8,500

      Identifiable intangible assets, including existing technology and patents/core technology are being amortized over their useful lives of eight years.
      Developed technology was identified and valued through interviews, analysis of data provided by Safe3w concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. All development projects had reached technological feasibility and were classified as developed technology with the value assigned to existing technology capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 21.0% and estimates of revenue growth, operating expenses and taxes.
      The following unaudited pro forma information represents the results of operations for iPass and Safe3w for the twelve months ended December 31, 2004 and 2003 as if the acquisition had been consummated as of January 1, 2004 and 2003, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,

	2004	2003

Total revenue	$166,444	$136,223
Net income	16,187	10,893
Net income per share:
Basic	$0.27	$0.20
Diluted	$0.25	$0.18
Number of shares used in per share calculations:
Basic	60,770,680	53,474,537
Diluted	65,645,757	60,622,040

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobile Automation
      In October 2004, the Company completed its acquisition of Mobile Automation, a privately-held Westlake Village, CA company that has developed solutions that help enterprise IT departments protect and manage their remote and mobile devices such as computers and personal data assistants (PDAs). The Company acquired 100% of the interest in Mobile Automation in a cash transaction for approximately $20.0 million. The Company plans to enhance its product offering to its customers who use remote and mobile devices. The total purchase price includes $187,000 in direct transactions costs, including legal and valuation fees.
      The results of operations of Mobile Automation are included in the Company’s Consolidated Statement of Operations beginning October 29, 2004, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands).

Cash acquired	$37
Accounts receivable	893
Other tangible assets acquired	52
Amortizable intangible assets:
Existing technology	5,000
Patent/core technology	1,700
Maintenance agreements and certain relationships	400
Customer relationships	500
Goodwill	14,228

Total assets acquired	22,810
Deferred tax liability, net	(1,297)
Liabilities assumed	(1,326)
Transaction costs	(187)

Net assets acquired	$20,000

      Identifiable intangible assets, including existing technology, patents/core technology and customer relationships are being amortized over their useful lives of four years. Maintenance agreements and certain relationships are being amortized over their useful lives of six years.
      Developed technology was identified and valued through interviews, analysis of data provided by Mobile Automation concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. All development projects had reached technological feasibility and were classified as developed technology with the value assigned to existing technology capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired intangible assets. Key assumptions included a discount rate of 21.2% and estimates of revenue growth, operating expenses and taxes.
      The following unaudited pro forma information represents the results of operations for iPass and Mobile Automation for the twelve months ended December 31, 2004 and 2003 as if the acquisition had been

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consummated as of January 1, 2004 and 2003, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,

	2004	2003

Total revenue	$169,545	$139,682
Net income	17,682	13,579
Net income per share:
Basic	$0.29	$0.25
Diluted	$0.27	$0.22
Number of shares used in per share calculations:
Basic	60,770,680	53,474,537
Diluted	65,645,757	60,622,040

Note 8.	Acquired Intangibles, net
      Acquired intangibles with finite lives as of December 31, 2004 are classified as follows:

	As of December 31, 2004

			Weighted
			Average
	Gross		Remaining
	Carrying	Accumulated	Useful
	Amount	Amortization	Life

	(In thousands)
Existing technology	$7,900	$(314)	5.3 Years
Patent/ Core technology	2,800	(111)	5.4 Years
Maintenance agreements and certain relationships	400	(11)	5.8 Years
Customer relationships	500	(21)	3.8 Years

Total acquired intangibles	$11,600	$(457)	5.2 Years

Aggregate amortization expense for the fiscal years (in thousands):
2004	$457
Estimated amortization expense for the fiscal years (in thousands):
2005	$2,367
2006	2,367
2007	2,367
2008	2,067
2009	567
Thereafter	1,408

Total estimated amortization expense	$11,143

      Prior to the acquisition of Safe3w and Mobile Automation in 2004, the Company had no acquired intangibles balances or expenses relating to the amortization of acquired intangibles.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments and Contingencies
      The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates through February 2010. Future minimum lease payments under all non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31:
2005	$3,799
2006	3,927
2007	4,055
2008	4,183
2009	4,311
2010	1,453

$21,728

      Rent expense under operating leases for the years ended December 31, 2004, 2003, and 2002 was $5,701,000, $4,349,000 and $4,210,000, respectively (net of sublease income of $111,000 and $415,000 in 2003 and 2002, respectively).
      As of December 31, 2004, the Company had minimum purchase commitments with network service providers that expire at various dates through 2006. Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
2005	$3,042
2006	208

$3,250

Legal Actions
      On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased the Company’s stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court. The Company expects that all of the cases will be consolidated into a single action. This matter is at an early stage; no lead plaintiff has been selected, no response to the complaint has been filed, no discovery has taken place and no trial date has been set. The Company and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.

Note 10.	401(k) Plan
      Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching contributions. There were no matching contributions for the years ended December 31, 2004, 2003 or 2002.

Note 11.	Income Taxes
      Income before income taxes includes net income from foreign operations of approximately $968,000, $736,000 and $245,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Current
U.S. federal	$584	$518	$—
State	583	1,285	531
Foreign	187	207	75

	1,354	2,010	606
Deferred
U.S. federal	9,371	7,451	(22,245)
State	1,471	(493)	(2,054)

	10,842	6,958	(24,299)

Total provision for (benefit from) income taxes	$12,196	$8,968	$(23,693)

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards. A partial valuation allowance was placed on the deferred tax assets relating to the net operating loss carryforwards obtained as a result of the acquisition of Safe3w and Mobile Automation in 2004. The components of deferred tax assets (liabilities) consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Deferred tax liabilities:
Acquired intangibles	$(4,520)	$—

Deferred tax assets:
Net operating loss carryforwards	11,461	13,104
Reserves and accruals	3,293	3,082
Other	1,624	1,155

Total deferred tax assets	16,378	17,341

Valuation allowance	(3,216)	—

Net deferred tax assets	13,162	17,341

Total net deferred income tax assets	$8,642	$17,341

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, the provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following:

	2004	2003	2002

Federal statutory rate	34%	34%	34%
State taxes, net of federal benefit	6	2	6
Foreign taxes	—	—	1
Amortization of stock-based compensation	(1)	6	14
Research and development benefit	(2)	(3)	—
Other	2	—	1
Change in valuation allowance	—	—	(447)

Provision for (benefit from) income taxes	39%	39%	(391)%

      As of December 31, 2004, the Company had cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $11.7 million and $3.6 million, respectively, which expire in various periods through 2021. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest such as an IPO.
      As of December 31, 2002, the Company determined that it was more likely than not that it would realize all of the available net deferred income tax assets in the carry forward period of up to 19 years. As a result, the Company determined that it was no longer necessary or appropriate to maintain a valuation allowance, and accordingly, during the year ended December 31, 2002 recorded a benefit from income taxes of $24.3 million which is included in the Consolidated Statement of Operations.

Note 12.	Common Stock

Stock Option Plans
      In February 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). In June 1999, the Company adopted two option plans, the 1999 Stock Option Plan (1999 Plan) and the 1999 Interim Stock Option Plan (1999 Interim Plan). The 1997 Plan, the 1999 Plan, and the 1999 Interim Plan are collectively referred to as the Plans. Under the Plans, as amended, the Company is authorized to issue shares to employees, directors and consultants. The board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest over a four-year period and generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. At December 31, 2004, 635,113 shares of common stock were subject to repurchase at a weighted average exercise price of $0.50 per share.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity under the Plans for the three years ended December 31, 2004 is summarized below:

	Shares		Weighted Average
	Available	Number	Exercise
	for Grant	of Shares	Price

Balance as of December 31, 2001	1,614,664	9,783,296	$2.32
Granted	(1,800,000)	1,800,000	0.83
Exercised	—	(3,240,697)	0.52
Cancelled	1,334,281	(1,334,281)	3.19

Balance as of December 31, 2002	1,148,945	7,008,318	2.60
Authorized	8,859,026	—	—
Granted	(1,792,200)	1,792,200	6.00
Exercised	—	(661,550)	4.55
Cancelled	251,395	(251,395)	2.79

Balance as of December 31, 2003	8,467,166	7,887,573	3.46
Authorized	3,024,171	—	—
Granted	(4,497,933)	4,497,933	6.10
Exercised	—	(1,885,253)	2.75
Cancelled	385,267	(385,267)	3.11

Balance at December 31, 2004	7,378,671	10,114,986	$4.78

Exercisable as of December 31, 2002		2,576,460	$3.75
Exercisable as of December 31, 2003		3,891,821	$3.45
Exercisable as of December 31, 2004		4,055,123	$3.83
      The following table summarizes the options outstanding as of December 31, 2004:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	of Options	(Years)	Price	of Options	Price

$0.06-1.50	2,360,425	6.74	$0.66	1,444,084	$0.64
$2.00-4.75	2,450,903	5.46	$3.75	1,784,600	$4.12
$5.05-5.35	3,175,091	9.58	$5.26	234,465	$5.33
$5.50-20.02	2,128,567	8.04	$9.83	591,974	$10.13

	10,114,986	7.60	$4.78	4,055,123	$3.83

      As of December 31, 2004, 635,113 options ranging in exercise price from $0.50 to $0.85 were exercised and are currently unvested and subject to repurchase by the Company.
      The Company’s board of directors adopted the 2003 Employee Stock Purchase Plan, the 2003 Equity Incentive Plan and the 2003 Non-employee Directors Plan on January 15, 2003.

Stock-Based Compensation
      The Company records stock-based compensation charges in the amount, if any, by which the option exercise price or the restricted stock purchase price is less than the deemed fair value of common stock at the

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of grant. Prior to the Company’s IPO, the Company’s board of directors determined the fair value of our common stock based upon several factors, including operating performance, issuances of convertible preferred stock, liquidation preferences of preferred stockholders, and valuations of other publicly-traded companies. The Company recorded deferred stock-based compensation totaling approximately $0, $5,836,000 and $2,300,000 for the years ended December 31, 2004, 2003 and 2002, that is being amortized on an accelerated basis over the corresponding vesting period, using the method outlined in FASB Interpretation No. 28. Deferred stock-based compensation was decreased by approximately $202,000, $282,000 and $572,000 for the years ended December 31, 2004, 2003 and 2002, due to forfeiture of accrued but unvested deferred stock-based compensation arising from the termination of employees. Amortization of deferred compensation expense for the years ended December 31, 2004, 2003 and 2002, was approximately $2,342,000, $4,069,000 and $2,765,000, respectively. Non-employee equity transactions were accounted for at fair value at each grant date pursuant to SFAS No. 123. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Note 13.	Segment Information
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
      International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 41%, 39% and 39% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Revenues in the United Kingdom accounted for 11% of total revenues in 2004. No individual foreign country accounted for 10% or more of total revenues in 2003 or 2002.
      Substantially all of the Company’s long-lived assets are located in the United States.

Note 14.	Net Income Per Common Share
      In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 635,113, 1,467,190 and 2,271,651 shares subject to repurchase for the years ended December 31, 2004, 2003 and 2002, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is not anti-dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method and from convertible stock using the “if converted” method.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,

	2004	2003	2002

Numerator:
Net income	$19,068	$13,902	$29,759

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	60,770,680	53,474,537	12,742,068
Effect of dilutive securities:
Preferred stock	—	—	35,273,169
Stock options	4,875,077	7,147,503	3,835,170
Warrants	—	—	22,660
Denominator for diluted net income per common share — adjusted	65,645,757	60,622,040	51,873,067

Basic net income per common share	$0.31	$0.26	$2.34

Diluted net income per common share	$0.29	$0.23	$0.57

      The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,

	2004	2003	2002

Options to purchase common stock	804,250	351,200	2,914,281
Common stock subject to repurchase	—	—	27,500
Warrants	—	—	535,601

Total	804,250	351,200	3,477,382

      The weighted-average exercise price of options to purchase common stock excluded from the computation was $14.56, $18.12 and $5.30 for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted-average repurchase price of common stock excluded was $2.00 for the year ended December 31, 2002. The weighted-average exercise price of warrants excluded was $4.88 for the year ended December 31, 2002.

Note 15.	Related Party Transactions
      During 2002, the Company entered into two full recourse notes receivable for $1,484,675 with two executive officers for the exercise of stock options. The notes as well as any accrued interest were paid in full during 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/s/ Donald C. McCauley

Donald C. McCauley
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Date: March 15, 2005
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

Signature	Title	Date

/s/ KENNETH D. DENMAN Kenneth D. Denman	Chairman, President, Chief Executive Officer and Director	March 15, 2005

/s/ DONALD C. MCCAULEY Donald C. McCauley	Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ FRANK E. VERDECANNA Frank E. Verdecanna	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2005

/s/ A. Gary Ames A. Gary Ames	Director	March 15, 2005

/s/ Cregg B. Baumbaugh Cregg B. Baumbaugh	Director	March 15, 2005

Signature	Title	Date

/s/ John D. Beletic John D. Beletic	Director	March 15, 2005

/s/ Peter G. Bodine Peter G. Bodine	Director	March 15, 2005

/s/ Arthur C. Patterson Arthur C. Patterson	Director	March 15, 2005

/s/ Allan R. Spies Allan R. Spies	Director	March 15, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate.(1)

10.1	2003 Equity Incentive Plan and form of related agreements, as amended.(1)

10.2	2003 Non-Employee Directors Plan.(1)

10.3	1999 Stock Option Plan and form of related agreements.(1)

10.4	1997 Stock Option Plan and form of related agreements.(1)

10.5	Interim 1999 Stock Option Plan.(1)

10.6	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(1)

10.7	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)

10.8	Lease Agreement, dated October 26, 1999 between Registrant and Westport Joint Venture (as amended).(1)

10.9	Amended and Restated Investor Rights Agreement dated August 8, 2000 between Registrant, founders and holders of the Registrant’s Preferred Stock.(1)

10.10	Form of Indemnity Agreement.(1)

10.11	Employment Agreement, dated November 13, 2001 between Registrant and Kenneth D. Denman.(1)

10.12	Form of Offer Letter to Executive Officers.(1)

10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(1)(3)

10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc. and the Registrant.(1)(3)

10.15	Managed Data Network Services Agreement, dated September 17, 1996, between Equant, (formerly Scitor International Telecommunication Services, Inc.), and the Registrant, and amendments thereto.(1)(3)

10.16	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant and modifications thereto.(1)

10.17	Internet Service Agreement dated April 25, 2001, by and between UUNET Technologies, Inc. and the Registrant, and amendment thereto.(1)(3)

10.18	Virtual Internet Provider (VIP) Agreement dated January 9, 1997, by and between UUNET Technologies, Inc. and the Registrant and amendments thereto.(1)(3)

10.19	Management Bonus Structure 2005 Plan (4)

10.20	Outside Director Compensation Arrangement (5)

10.21	Executive Officer Cash Compensation Arrangement (6)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.(reference is made to the signature page of this Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Document

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on January 24, 2003, as amended, and incorporated by reference herein.

(2)	Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003, and incorporated by reference herein.

(3)	Confidential treatment has been grated for a portion of the exhibit. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(4)	Previously filed as the file-numbered exhibit on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2005, and incorporated by reference herein.

(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(6)	Previously disclosed under the caption “Compensation of Executive Officers” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.