Form 10-Q
period 2005-03-31
IPASS INC
filed 2005-05-10
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

      (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2005 was 63,307,398.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,164	$34,395
Short-term investments	123,892	117,940
Accounts receivable, net of allowance for doubtful accounts of $2,169 and $2,071, respectively	26,488	23,884
Prepaid expenses and other current assets	3,259	3,161
Deferred income tax assets	6,335	8,642

Total current assets	194,138	188,022
Property and equipment, net	10,150	10,111
Other assets	1,225	1,224
Acquired intangibles, net	10,551	11,143
Goodwill	20,013	20,013

Total assets	$236,077	$230,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,484	$9,154
Accrued liabilities	14,274	14,137

Total current liabilities	23,758	23,291

Total liabilities	23,758	23,291

Stockholders’ equity:
Common stock	63	63
Additional paid-in capital	241,488	240,629
Deferred stock-based compensation	(1,396)	(1,782)
Accumulated other comprehensive (loss)	(661)	(424)
Accumulated deficit	(27,175)	(31,264)

Total stockholders’ equity	212,319	207,222

Total liabilities and stockholders’ equity	$236,077	$230,513

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$44,072	$40,695

Operating expenses:
Network access	10,492	9,052
Network operations	5,325	4,735
Research and development	4,480	3,210
Sales and marketing	12,673	11,544
General and administrative	4,189	4,227
Amortization of stock-based compensation (1)	360	787
Amortization of intangibles	592	—

Total operating expenses	38,111	33,555

Operating income	5,961	7,140

Other income, net	773	491

Income before income taxes	6,734	7,631

Provision for income taxes	2,645	2,934

Net income	$4,089	$4,697

Net income per share:
Basic	$0.07	$0.08
Diluted	$0.06	$0.07
Number of shares used in per share calculations:
Basic	62,316,794	59,345,997
Diluted	66,127,536	65,972,452

(1)Amortization of stock-based compensation consists of:
Network operations	$53	$123
Research and development	57	121
Sales and marketing	85	189
General and administrative	165	354

Total amortization of stock-based compensation	$360	$787

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,089	$4,697
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	360	787
Amortization of acquired intangibles	592	—
Depreciation and amortization	1,256	954
Deferred income tax	2,307	2,980
Tax benefit from employee stock option plans	294	271
Interest on shareholder notes receivable	—	(47)
Provision for doubtful accounts	200	350
Realized loss on investments, net	31	—
Changes in operating assets and liabilities:
Accounts receivable	(2,804)	(2,960)
Prepaid expenses and other current assets	(98)	281
Other assets	(1)	57
Accounts payable	330	1,422
Accrued liabilities	137	(8)

Net cash provided by operating activities	6,693	8,784

Cash flows from investing activities:
Purchases of short-term investments	(16,217)	(52,493)
Maturities of short-term investments	9,997	33,963
Purchases of property and equipment	(1,295)	(2,865)

Net cash used in investing activities	(7,515)	(21,395)

Cash flows from financing activities:
Proceeds from issuance of common stock	591	1,432
Proceeds from collection of stockholder notes receivable	—	267

Net cash provided by financing activities	591	1,699

Net increase (decrease) in cash and cash equivalents	(231)	(10,912)
Cash and cash equivalents at beginning of period	34,395	45,646

Cash and cash equivalents at end of period	$34,164	$34,734

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business

iPass, Inc. (the “Company”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 300 telecommunications carriers, internet service providers and other network service providers around the globe. In addition, we provide policy management services that extend our secure offering to enable better protection of user identities, the integrity of an enterprise’s remote and mobile computer systems, or endpoints, as well as an enterprise’s network. These services can be used in conjunction with iPass Corporate Access or over non-iPass network connections. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Translation

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of income. Foreign currency transaction gains and losses were not significant for the three months ended March 31, 2005 and 2004.

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

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$4,089	$4,697
Comprehensive income:
Net change in accumulated unrealized gain (loss) on available-for-sale securities	(237)	157

Total comprehensive income	$3,852	$4,854

Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

The Company has the ability to convert its short-term investments into cash or into securities with a shorter remaining time to maturity without penalty and is not committed to holding the investments until maturity. As such, all short-term investments in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in other income, net. The cost of securities sold is based on the specific identification method.

Concentrations of Risk

Substantially all of the Company’s cash and cash equivalents are held by two financial institutions.

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of March 31, 2005 and December 31, 2004, no individual customer represented 10% or more of accounts receivable.

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

     Equipment (Three years)

     Furniture and fixtures (Five years)

     Computer software and equipment (Three years)

     Leasehold improvements (Shorter of useful life or lease term)

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and their fair value determined by the discounted future cash flows resulting from the use of the assets over their remaining useful lives. There have been no such impairment charges during any of the periods presented.

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

The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees and employee stock purchase plan issuances based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income — as reported	$4,089	$4,697
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	220	488
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(1,083)	(704)

Pro forma net income	$3,226	$4,481

Basic net income per common share:
As reported	$0.07	$0.08
Pro forma	$0.05	$0.08
Diluted net income per common share:
As reported	$0.06	$0.07
Pro forma	$0.05	$0.07

The weighted average fair value of options granted was $2.05 and $4.47 for the three months ended March 31, 2005 and 2004, respectively. For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and over six months, for stock purchases under the Employee Stock Purchase Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005		2004
Risk-free rate	3.5%		2.4%

Expected dividend yield	0%		0%

Expected volatility	41%		41%

Expected life	3	Years	3	Years

Computation of Net Income per Share

Basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury stock method.

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

License and Maintenance

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

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

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through March 31, 2005.

Advertising

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $76,000 and $113,000 for the three months ended March 31, 2005 and 2004, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of March 31, 2005, the Company had no capitalized internal use software development costs.

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first annual reporting period that begins after June 15, 2005, and we will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of income and net income per share.

Note 3. Net Income Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 558,769 and 1,384,224 shares subject to repurchase for the three months ended March 31, 2005 and 2004, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$4,089	$4,697

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	62,316,794	59,345,997
Effect of dilutive securities:
Stock options	3,810,742	6,626,455
Denominator for diluted net income per common share — adjusted

Weighted average shares	66,127,536	65,972,452

Basic net income per common share	$0.07	$0.08

Diluted net income per common share	$0.06	$0.07

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended
	March 31,
	2005	2004
Options to purchase common stock	1,655,439	485,500

The weighted-average exercise price of options to purchase common stock excluded from the computation was $10.94 and $17.21 for the three months ended March 31, 2005 and 2004, respectively.

Note 4. Legal Contingencies

On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against iPass and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court, and all of the suits have since been consolidated into a single action. On April 22, 2005, the court appointed a lead plaintiff, and pursuant to stipulation, the Company anticipates that a consolidated amended complaint will be filed by the lead plaintiff. This matter is at an early stage; no response to the complaint has been filed, no discovery has taken place and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.

On March 25, 2005, a shareholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. We were also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. We expect both actions to be consolidated into a single action. The derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These cases are at an early stage; no responses to the complaints have been filed, no discovery has been taken and no trial date has been set. The company and the individual defendants intend to take all appropriate action to defend these lawsuits. We cannot estimate any possible loss at this time.

Note 5. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief executive officer (CEO) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements. Therefore, the Company has determined that it operates in a single reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Factors Affecting Operating Results” and elsewhere in this quarterly report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Management Overview

We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. Our revenues increased 8% for the three months ended March 31, 2005 as compared to the same period in the prior year. The increase was driven, in part, by an increase in users of our virtual network as the number of distinct end users increased from 521,000 in March 2004 to 530,000 in March 2005. There was also an increase in the revenue generated from services and fees, in particular, license and maintenance revenue from our acquisition of Mobile Automation, Inc. in October 2004. International revenues, which are revenues generated from customers domiciled outside the United States, also increased as a percentage of our total revenues, in particular due to growth in our EMEA (Europe, Middle East and Africa) region.

We believe that there is an industry-wide trend from dial-up to wired and wireless broadband as the preferred method of connectivity for mobile workers. Consistent with this trend, we experienced a 40% increase in our broadband revenues from $1.0 million for the three months ended December 31, 2004 to $1.4 million for the three months ended March 31, 2005. We also continued to add customers during the first quarter of 2005, including 14 from the Forbes Global 2000, bringing our total customers to 263 for the quarter ended March 31, 2005.

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. Our usage-based revenues represented 88% and 92% of our revenues for the three months ended March 31, 2005 and 2004, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. We generated approximately 3% of our total revenues from broadband usage for the three months ended March 31, 2005.

With the acquisition of Mobile Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements.

We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. Fees for these services, together with revenues generated from license and maintenance fees, represented approximately 12% and 8% of our revenues for the three months ended March 31, 2005 and 2004, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, impairment of short-term investments, impairment of goodwill and intangible assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis of making judgments about the carrying values of assets and liabilities.

We believe the following critical accounting policies are important in understanding our condensed consolidated financial statements.

Revenue Recognition

Services and Fees

We derive substantially all of our revenues from usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.

Revenues are recognized during the period the services are rendered to end users based on usage at negotiated rates. We typically require our customers to commit to minimum usage levels. Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement. If actual usage in a given period is less than the minimum commitment, we recognize the difference between the actual usage and the minimum commitment as revenue when cash is collected because we cannot reasonably estimate the amount of the difference that will be collected. We cannot reasonably estimate the amount of the difference to be collected because we have from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where we have determined that it would be in our best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.

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

License and Maintenance

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.2 million and $2.1 million as of March 31, 2005 and December 31, 2004, respectively, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Overview of the three months ended March 31, 2005 and 2004

Revenue

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
Total revenue	$44,072	$40,695	$3,377	8.3%

Total revenue increased in the three months ended March 31, 2005, as compared to the same period in 2004 due to an increase in license and maintenance revenue from our acquisition of Mobile Automations, as well as an additional $1.2 million in broadband usage revenues as compared to the three months ended March 31, 2004. There was also an increased number of end users at new and existing customers. Distinct end users of our service increased to 530,000 in the month of March 2005 from 521,000 for the same period in 2004. No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2005 and 2004. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 12% of our revenues for the three months ended March 31, 2005.

International revenues accounted for approximately 43% and 40% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 27% and 23% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in the EMEA region as a percentage of total revenues is due to the efforts of our expanded sales force in EMEA. Revenues in the Asia Pacific region represented 11% and 13% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 13% and 10% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
Network access expenses	$10,492	$9,052	$1,440	15.9%

As a percent of revenue	23.8%	22.2%

The growth in network access expenses in the three months ended March 31, 2005 as compared to the same period in 2004 was due to increased usage of our virtual network as well as the reflection of the higher costs of broadband access as it continues to comprise an increased portion of our total network access usage. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, but to remain relatively constant or increase slightly as a percentage of revenues.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
Network operations expenses	$5,325	$4,735	$590	12.5%

As a percent of revenue	12.1%	11.6%

The growth in network operations expenses in the three months ended March 31, 2005 as compared to the first quarter of 2004 was due primarily to $280,000 in additional compensation and benefits expense due to an increase in personnel and $290,000 of additional depreciation expense. The increase as a percentage of revenues from the first quarter of 2004 to the first quarter of 2005 was due primarily to the expansion and support of our virtual network. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but remain relatively constant as a percentage of revenues.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
Research and development expenses	$4,480	$3,210	$1,270	39.6%

As a percent of revenue	10.2%	7.9%

The increase in research and development expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was due primarily to an additional $740,000 of compensation and benefits expenses related to an increase in headcount, and approximately $350,000 in fees paid to consultants to further develop our service. The remaining portion of the increase was due to various individually insignificant items. The increase as a percentage of revenues as well as absolute dollars was due to the acceleration of our development of new products as well as the increase in research and development personnel as a result of the two acquisitions that occurred in 2004. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to remain relatively constant or increase slightly as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$12,673	$11,544	$1,129	9.8%

As a percent of revenue	28.8%	28.4%

Sales and marketing expenses increased in absolute dollars in the three months ended March 31, 2005 as compared to the first quarter of 2004 primarily due to an additional $1.0 million in compensation and benefits expenses from the addition of sales personnel from the Safe3w, Inc. and Mobile Automation, Inc. acquisitions in September and October of 2004, respectively. There was also a $160,000 increase in compensation and benefits expenses for additional marketing personnel. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but to remain relatively constant or increase slightly as a percentage of revenues.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
General and administrative expenses	$4,189	$4,227	$(38)	(0.9)%

As a percent of revenue	9.5%	10.4%

General and administrative expenses remained relatively constant in absolute dollars for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease as a percent of revenue was due to the increase in revenues combined with the slight decrease in general and administrative expenses. We expect that our general and administrative expenses will increase in absolute dollars and also increase slightly as a percentage of revenues.

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

	March 31,		Change
	2005	2004	$	%
	(In thousands, except percentages)
Amortization of stock-based compensation	$360	$787	$(427)	(54.3)%

As a percent of revenue	0.8%	1.9%

We expect to incur amortization of stock-based compensation expense of at least $800,000 for the remainder of 2005 and $500,000 in 2006. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Non-Operating Expenses

Other Income, Net

Other income, net consists of the net total of interest income and interest expense for the period.

Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $773,000 and $491,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest and other income was due primarily to an increase in the average cash, cash equivalents, and short-term investment balances for the period, resulting primarily from net proceeds provided from operations.

There was no interest expense for the three months ended March 31, 2005 and 2004.

Provision for Income Taxes

The provision for income taxes was $2.6 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively. The decrease is due to a decrease in income before income taxes for the three months ended March 31, 2005 as compared to the same period in 2004.

The effective tax rate was 39% and 38% for the three months ended March 31, 2005 and 2004, respectively.

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

Net cash provided by operating activities was $6.7 million for the three months ended March 31, 2005, compared to $8.8 million for the three months ended March 31, 2004. This is due primarily due to a decrease in net income for the first three months of 2005 as well as a decrease in deferred income tax assets and an increase in accounts payable, as compared to the first three months of 2004.

Net cash used in investing activities for the three months ended March 31, 2005 was $7.5 million, compared to $21.4 for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2005 comprised of net purchases of short-term investments of $6.2 million and purchases of property and equipment of $1.3 million. Net cash used in investing activities for the three months ended March 31, 2004 comprised $18.5 million of net purchases of short-term investments as well as $2.9 million for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 was $591,000, compared to $1.7 million for the three months ended March 31, 2004. Net cash provided by financing activities for the first three months of 2005 was due to stock option exercises. Net cash provided by financing activities in the first three months of 2004 was primarily due primarily to stock option exercises as well as proceeds from payments on stockholder notes receivable.

As of March 31, 2005, our principal source of liquidity was $158.1 million of cash, cash equivalents and short-term investments.

Commitments

At March 31, 2005, we had no material commitments for capital expenditures.

We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 29 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of March 31, 2005 are as follows (in thousands):

Year ending December 31:
2005	$2,194
2006	208

$2,402

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of March 31, 2005 are as follows (in thousands):

Year ending December 31:
2005	$3,030
2006	4,145
2007	4,279
2008	4,374
2009 and thereafter	5,764

$21,592

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, investment requirements, commitments, and other liquidity requirements associated with our existing operations through at least the next 18 months. In addition to our historical working capital needs, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. However, there are no current or planned transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

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

     We have generated substantially all of our usage revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. Although we have not generated substantial revenues from broadband access, a substantial portion of the growth of our business may depend upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

     In approximately 29 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2004 and 2003 and for the three months ended March 31, 2005. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Although our agreement with

Equant does not expire until February 2006, Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

     We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court. In addition, on March 25, 2005, a shareholder entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 was filed in the California Superior Court for the County of San Mateo against our directors and certain officers. We were also named as nominal defendants solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. The derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

     There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, in December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first annual reporting period that begins after June 15, 2005, and we will be required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of income and net income per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Although we currently bill substantially all of our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay the majority of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies. To date, exchange rate fluctuations have had little impact on our operating results.

Interest Rate Sensitivity

As of March 31, 2005, we had cash, cash equivalents, and short-term investments totaling $158.1 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

As of December 31, 2004, we had cash, cash equivalents and short-term investments totaling $152.3 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates would have caused the interest generated by, and the fair value of, these short-term investments to change by an immaterial amount.

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

		Expected Maturity Date
		for Par Value Amounts
		For the Year Ended			As of
		December 31,		Total Cost	Mar. 31, 2005
	2005	2006	2007	Value	Total Fair Value
U.S. Government agencies	$49,600	$53,500	$5,000	$108,504	$107,574
Corporate notes	—	15,915	—	16,490	16,318

Total	$49,600	$69,415	$5,000	$124,994	$123,892

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

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In addition, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against iPass and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court, and all of the suits have since been consolidated into a single action. On April 22, 2005, the court appointed a lead plaintiff, and pursuant to stipulation, the Company anticipates that a consolidated amended complaint will be filed by the lead plaintiff. This matter is at an early stage; no response to the complaint has been filed, no discovery has taken place and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit.

On March 25, 2005, a shareholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. We were also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. We expect both actions to be consolidated into a single action. The derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These cases are at an early stage; no responses to the complaints have been filed, no discovery has been taken and no trial date has been set. The company and the individual defendants intend to take all appropriate action to defend these lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 10, 2005	By:	/s/ Donald C. McCauley

Donald C. McCauley
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.