Form 10-Q
period 2005-06-30
IPASS INC
filed 2005-08-09
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of August 1, 2005 was 63,596,394.

iPASS INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $250 at June 30, 2005	$30,397	$34,395
Short-term investments	139,048	117,940
Accounts receivable, net of allowance for doubtful accounts of $2,180 and $2,071, respectively	25,210	23,884
Prepaid expenses and other current assets	2,087	3,161
Deferred income tax assets	4,313	8,642

Total current assets	201,055	188,022
Property and equipment, net	9,631	10,111
Other assets	1,277	1,224
Acquired intangibles, net	9,960	11,143
Goodwill	20,013	20,013

Total assets	$241,936	$230,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,926	$9,154
Accrued liabilities	13,748	14,137

Total current liabilities	23,674	23,291

Total liabilities	23,674	23,291

Stockholders’ equity:
Common stock	64	63
Additional paid-in capital	243,566	240,629
Deferred stock-based compensation	(1,061)	(1,782)
Accumulated other comprehensive (loss)	(463)	(424)
Accumulated deficit	(23,844)	(31,264)

Total stockholders’ equity	218,262	207,222

Total liabilities and stockholders’ equity	$241,936	$230,513

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$43,125	$40,394	$87,197	$81,089
Operating expenses:
Network access	10,363	9,195	20,855	18,247
Network operations	5,255	4,682	10,580	9,417
Research and development	4,367	3,150	8,847	6,360
Sales and marketing	13,075	11,267	25,748	22,811
General and administrative	4,623	4,283	8,812	8,510
Amortization of stock-based compensation (1)	315	623	675	1,410
Amortization of intangibles	591	—	1,183	—

Total operating expenses	38,589	33,200	76,700	66,755

Operating income	4,536	7,194	10,497	14,334

Other income, net	951	412	1,724	903

Income before income taxes	5,487	7,606	12,221	15,237

Provision for income taxes	2,156	3,117	4,801	6,051

Net income	$3,331	$4,489	$7,420	$9,186

Net income per share:
Basic	$0.05	$0.07	$0.12	$0.15
Diluted	$0.05	$0.07	$0.11	$0.14
Number of shares used in per share calculations:
Basic	62,962,553	60,477,687	62,642,122	59,912,881
Diluted	66,133,063	65,851,960	65,929,120	65,409,714

(1) Amortization of stock-based compensation consists of:
Network operations	$47	$90	$100	$213
Research and development	52	101	109	222
Sales and marketing	71	136	156	325
General and administrative	145	296	310	650

Total amortization of stock-based compensation	$315	$623	$675	$1,410

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,420	$9,186
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	675	1,410
Amortization of acquired intangibles	1,183	—
Depreciation and amortization	2,462	1,972
Deferred income tax	4,329	5,145
Tax benefit from employee stock option plans	718	669
Interest on shareholder notes receivable	—	(56)
Provision for doubtful accounts	250	650
Realized loss on investments, net	31	—
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	(2,939)
Prepaid expenses and other current assets	1,074	1,053
Other assets	(53)	39
Accounts payable	772	1,028
Accrued liabilities	(389)	110

Net cash provided by operating activities	16,896	18,267

Cash flows from investing activities:
Purchases of short-term investments	(64,590)	(70,748)
Maturities of short-term investments	43,412	51,259
Purchases of property and equipment	(1,982)	(3,950)

Net cash used in investing activities	(23,160)	(23,439)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,266	6,373
Proceeds from collection of stockholder notes receivable	—	2,711

Net cash provided by financing activities	2,266	9,084

Net increase (decrease) in cash and cash equivalents	(3,998)	3,912
Cash and cash equivalents at beginning of period	34,395	45,646

Cash and cash equivalents at end of period	$30,397	$49,558

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data, as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Foreign Currency Translation
Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying Condensed Consolidated Statements of Income. Foreign currency transaction gains and losses were not significant for the three and six months ended June 30, 2005 and 2004.
Comprehensive Income
Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes net income and unrealized losses on available-for-sale securities.
Comprehensive income is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$3,331	$4,489	$7,420	$9,186
Comprehensive income:
Net change in accumulated unrealized gain (loss) on available-for-sale securities	198	(777)	(39)	(620)

Total comprehensive income	$3,529	$3,712	$7,381	$8,566

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
The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of June 30, 2005 and December 31, 2004, no individual customer represented 10% or more of accounts receivable.
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
The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees and employee stock purchase plan issuances based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income — as reported	$3,331	$4,489	$7,420	$9,186
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	192	374	412	846
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(1,039)	(727)	(2,122)	(1,408)

Pro forma net income	$2,484	$4,136	$5,710	$8,624

Basic net income per common share:
As reported	$0.05	$0.07	$0.12	$0.15
Pro forma	$0.04	$0.07	$0.09	$0.14
Diluted net income per common share:
As reported	$0.05	$0.07	$0.11	$0.14
Pro forma	$0.04	$0.06	$0.09	$0.13
The weighted average fair value of options granted was $1.88 and $3.32 for the three months ended June 30, 2005 and 2004, respectively, and $1.91 and $3.70 for the six months ended June 30, 2005 and 2004, respectively. For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and over six months, for stock purchases under the Company’s 2003 Employee Stock Purchase Plan.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three and six months ended June 30, 2005 and 2004:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free rate	3.6%	3.1%	3.6%	2.9%	3.2%	1.2%	3.2%	1.2%

Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

Expected volatility	39-41%	41%	39-41%	41%	41%	32%	41%	32%

Expected life	3 Years	3 Years	3 Years	3 Years	.5 Years	.5 Years	.5 Years	.5 Years
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
If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through June 30, 2005.
Advertising
Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $62,000 and $329,000 for the three months ended June 30, 2005 and 2004, respectively, and $137,000 and $442,000 for the six months ended June 30, 2005 and 2004, respectively.
Software Development Costs
Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.
The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of June 30, 2005, the Company had no capitalized internal use software development costs.
Recent Accounting Pronouncements
In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first annual reporting period that begins after June 15, 2005, and we will be required to implement SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our Condensed Consolidated Statements of Income and net income per share.
Note 3. Net Income Per Common Share
In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 370,744 and 1,174,192 shares subject to repurchase for the three months ended June 30, 2005 and 2004, respectively, and 464,620 and 1,278,170 shares for the six months ended June 30, 2005 and 2004, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$3,331	$4,489	$7,420	$9,186

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	62,962,553	60,477,687	62,642,122	59,912,881
Effect of dilutive securities:
Stock options	3,170,510	5,374,273	3,286,998	5,496,833
Denominator for diluted net income per common share — adjusted

Weighted average shares	66,133,063	65,851,960	65,929,120	65,409,714

Basic net income per common share	$0.05	$0.07	$0.12	$0.15

Diluted net income per common share	$0.05	$0.07	$0.11	$0.14

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Options to purchase common stock	1,965,354	521,700	1,855,754	498,700

The weighted-average exercise price of options to purchase common stock excluded from the computation was $10.13 and $16.81 for the three months ended June 30, 2005 and 2004, respectively, and $10.38 and $17.08 for the six months ended June 30, 2005 and 2004, respectively.
Note 4. Legal Contingencies
On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court, and all of the suits have since been consolidated into a single action. On April 22, 2005, the court appointed a lead plaintiff, and a consolidated amended complaint was be filed by the lead plaintiff on July 5, 2005. This matter is at an early stage; no response to the complaint has been filed, no discovery has taken place and no trial date has been set. The Company and the individual defendants intend to take all appropriate actions to defend the suit. The Company cannot estimate any possible loss at this time.
On March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. The Company was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. This case is at an early stage; no consolidated complaint has been filed, no discovery has been taken and no trial date has been set. The Company and the individual defendants intend to take all appropriate action to defend these lawsuits. The Company cannot estimate any possible loss at this time.

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
Management Overview
We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from over 150 countries to the enterprise’s internal networks through an easy-to-use interface. Our revenues increased 7% for the three months ended June 30, 2005 and 8% for the six months ended June 30, 2005 as compared to the same periods in 2004. The increase was driven, in part, by an increase in revenue generated from services and fees, in particular, license and maintenance revenue as a result of our acquisition of Mobile Automation, Inc. in October 2004. We also continued to add customers during the second quarter of 2005, including seven from the Forbes Global 2000, bringing our total of such customers to 270 as of June 30, 2005. International revenues, which are revenues generated from customers domiciled outside the United States, also increased as a percentage of our total revenues, in particular due to growth in our EMEA (Europe, Middle East and Africa) region.
We believe that there is an industry-wide trend away from dial-up toward wired and wireless broadband as the preferred method of connectivity for mobile workers. Distinct end users of our connectivity service decreased from 528,000 for the month of June 2004 to 511,000 for the month of June 2005. We also saw a decrease in user sessions for the quarter ended June 30, 2005 as compared to the same period in 2004.
Consistent with this trend, dial-up revenues decreased from $37.5 million for the three months ended March 31, 2005 to $35.3 million for the three months ended June 30, 2005. Conversely, we experienced a 47% increase in our broadband revenues from $1.4 million for the three months ended March 31, 2005 to $2.1 million for the three months ended June 30, 2005.
Sources of Revenues
We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. Our usage-based revenues represented 87% and 93% of our revenues for the three months ended June 30, 2005 and 2004, respectively, and 88% and 93% of our revenues for the six months ended June 30, 2005 and 2004, respectively.
We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. We generated approximately 5% and 4% of our total revenues from broadband usage for the three and six months ended June 30, 2005, respectively.

We also provide customers with deployment services and technical support throughout the term of the contract. With the acquisition of Mobile Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. Fees for these services, together with revenues generated from license and maintenance fees, represented approximately 13% and 7% of our revenues for the three months ended June 30, 2005 and 2004, respectively, and 12% and 7% of our revenues for the six months ended June 30, 2005 and 2004, respectively.
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
Revenue Recognition
Services and Fees
We have derived substantially all of our revenues to date from usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.
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
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.2 million and $2.1 million as of June 30, 2005 and December 31, 2004, respectively, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.
RESULTS OF OPERATIONS
Overview of the three and six months ended June 30, 2005 and 2004
Revenue

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
Total revenue	$43,125	$40,394	$2,731	6.8%	$87,197	$81,089	$6,108	7.5%

Total revenue increased in the three and six months ended June 30, 2005, as compared to the same period in 2004 due primarily to an increase in license and maintenance revenue as a result of our acquisition of Mobile Automation, Inc., as well as an additional $1.6 million in broadband usage revenues as compared to the three months ended June 30, 2005. No individual customer accounted for 10% or more of total revenues for the three and six months ended June 30, 2005 and 2004. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 13% and 7% of our revenues for the three months ended June 30, 2005 and 2004, respectively, and 12% and 7% of revenues for the six months ended June 30, 2005 and 2004, respectively.
International revenues accounted for approximately 44% and 41% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 44% and 40% of total revenues for the six months ended June 30, 2005 and 2004, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 28% and 24% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 28% and 23% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase in the EMEA region as a percentage of total revenues is due to the efforts of our expanded sales force in EMEA. Revenues in the Asia Pacific region represented 12% and 13% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 12% and 13% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 14% and 11% of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 13% and 11% of total revenues for the six months ended June 30, 2005 and 2004, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.
Operating Expenses
Network Access
Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
Network access expenses	$10,363	$9,195	$1,168	12.7%	$20,855	$18,247	$2,608	14.3%

As a percent of revenue	24.0%	22.8%			23.9%	22.5%
The growth in network access expenses in the three and six months ended June 30, 2005 as compared to the same periods in 2004 was due to increased usage of our virtual network as well as the higher costs of broadband access as it continues to comprise an increased portion of our total network access usage. We expect network access expenses to increase slightly in absolute dollars to the extent our revenues increase and increase slightly as a percentage of revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
Network operations expenses	$5,255	$4,682	$573	12.2%	$10,580	$9,417	$1,163	12.4%

As a percent of revenue	12.2%	11.6%			12.1%	11.6%

The growth in network operations expenses in the three months ended June 30, 2005 as compared to the second quarter of 2004 was due primarily to $310,000 in additional compensation and benefits expense due to an increase in personnel and $200,000 of additional depreciation expense related to the purchase of equipment for new and existing data centers. The increase as a percentage of revenues from the second quarter of 2004 to the second quarter of 2005 was due primarily to the expansion and support of our virtual network. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars, but remain relatively constant as a percentage of revenues.
The growth in network operations expenses in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due primarily to $590,000 in additional compensation and benefits expense due to an increase in personnel and $490,000 of additional depreciation expense related to the purchase of equipment for new and existing data centers. The increase as a percentage of revenues from the first six months of 2004 to the first six months of 2005 was due primarily to the expansion and support of our virtual network in conjunction with lower than anticipated revenues.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
Research and development expenses	$4,367	$3,150	$1,217	38.6%	$8,847	$6,360	$2,487	39.1%

As a percent of revenue	10.1%	7.8%			10.1%	7.8%
The increase in research and development expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was due primarily to an additional $820,000 of compensation and benefits expenses related to an increase in headcount, and approximately $120,000 in fees paid to consultants to further develop our services. The remaining portion of the increase was due to various individually insignificant items. The increase as a percentage of revenues as well as absolute dollars was due to the acceleration of our development of new products as well as the increase in research and development personnel as a result of the two acquisitions that occurred in 2004. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to remain relatively constant or increase slightly as a percentage of revenues.
The increase in research and development expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due primarily to an additional $1.6 million of compensation and benefits expenses related to an increase in headcount, and approximately $470,000 in fees paid to consultants to further develop our services. The remaining portion of the increase was due to various individually insignificant items.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
Sales and marketing expenses	$13,075	$11,267	$1,808	16.0%	$25,748	$22,811	$2,937	12.9%

As a percent of revenue	30.3%	27.9%			29.5%	28.1%
Sales and marketing expenses increased in absolute dollars in the three months ended June 30, 2005 as compared to the second quarter of 2004 primarily due to an additional $780,000 in compensation and benefits expenses from the addition of sales personnel from the Safe3w, Inc. and Mobile Automation, Inc. acquisitions in September and

October of 2004, respectively. There was also a $200,000 increase in direct marketing and a $140,000 increase in compensation and benefits expenses for additional marketing personnel. The remaining portion of the increase in sales and marketing expenses was due to various individually insignificant items. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities, but to remain relatively constant or increase slightly as a percentage of revenues.
Sales and marketing expenses increased in absolute dollars in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to an additional $1.8 million in compensation and benefits expenses from the addition of sales personnel from the Safe3w, Inc. and Mobile Automation, Inc. acquisitions in September and October of 2004, respectively. There was also a $530,000 increase in direct marketing expenses, a $300,000 increase in compensation and benefits expenses for additional marketing personnel and a $220,000 increase in trade show expenses.
General and Administrative
General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
General and administrative expenses	$4,623	$4,283	$340	7.9%	$8,812	$8,510	$302	3.5%

As a percent of revenue	10.7%	10.6%			10.1%	10.5%
General and administrative expenses remained relatively constant as a percent of revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in absolute dollars was due to increases in various individually insignificant items, offset in part by a decrease in bad debt expense. We expect that our general and administrative expenses will remain relatively constant in absolute dollars as well as a percentage of revenues.
General and administrative expenses increased slightly in absolute dollars for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to an increase in compensation and benefits expense of $270,000. The decrease as a percent of revenue was due to the increase in revenues combined with general and administrative expenses remaining relatively constant.
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

		Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
			(In thousands, except percentages)
Amortization of stock-based compensation	$315	$623	$(308)	(49.4)%	$675	$1,410	$(735)	(52.1)%

As a percent of revenue	0.7%	1.5%			0.8%	1.7%
We expect to incur amortization of stock-based compensation expense of at least $460,000 for the remainder of 2005 and $500,000 in 2006. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.

Non-Operating Expenses
Other Income, Net
Other income, net consists of the net total of interest income and interest expense for the period.
Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $951,000 and $412,000 for the three months ended June 30, 2005 and 2004, respectively, and $1.7 million and $903,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest and other income was due primarily to an increase in the rate of return on our investments as compared to the same periods in 2004.
Provision for Income Taxes
The provision for income taxes was $2.2 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.8 and $6.1 million for the six months ended June 30, 2005 and 2004, respectively. The decrease is due to a decrease in income before income taxes for the three and six months ended June 30, 2005 as compared to the same periods in 2004.
The effective tax rate was 39% and 41% for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 39% and 40%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2005 was due to an adjustment to reflect lower projected income before income taxes for the remainder of 2005.
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
Net cash provided by operating activities was $16.9 million for the six months ended June 30, 2005, compared to $18.3 million for the six months ended June 30, 2004. This is due primarily due to a decrease in net income for the six months ended June 30, 2005 as compared to the same period in 2004.
Net cash used in investing activities for the six months ended June 30, 2005 was $23.2 million, compared to $23.4 for the six months ended June 30, 2004. Net cash used in investing activities for the six months ended June 30, 2005 comprised of net purchases of short-term investments of $21.2 million and purchases of property and equipment of $2.0 million. Net cash used in investing activities for the six months ended June 30, 2004 comprised of net purchases of short-term investments of $19.5 million, as well as purchases of property and equipment of $4.0 million.
Net cash provided by financing activities for the six months ended June 30, 2005 was $2.3 million, compared to $9.1 million for the six months ended June 30, 2004. Net cash provided by financing activities for the first six months of 2005 was due to proceeds from stock option exercises as well as purchases through the employee stock purchase plan. Net cash provided by financing activities in the first six months of 2004 was due primarily to stock option exercises as well as proceeds from payments on stockholder notes receivable.
As of June 30, 2005, our principal source of liquidity was $169.4 million of cash, cash equivalents and short-term investments.
Commitments
At June 30, 2005, we had no material commitments for capital expenditures.
We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 24 countries in which our sole dial-up network service provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers.

Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. In May 2005, we consolidated several term license agreements that were set to expire into a single, longer-term operating lease with a vendor. Future minimum purchase commitments and operating lease payments under all agreements as of June 30, 2005 are as follows (in thousands):

Year ending December 31:
2005	$2,102
2006	1,387
2007	1,066
2008	1,066
2009	266

$5,887

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of June 30, 2005 are as follows (in thousands):

Year ending December 31:
2005	$2,026
2006	4,145
2007	4,279
2008	4,374
2009 and thereafter	5,764

$20,588

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
There are approximately 24 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.
     In approximately 24 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2004 and 2003 and for the three and six months ended June 30, 2005. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2006, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.
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
     We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 44% of our revenue for the three months ended June 30, 2005, of which approximately 28% and 12% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. Revenues from customers domiciled outside of the United States were 41% of our revenues for 2004, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. In 2003, revenues from customers domiciled outside of the United States were 39% of our total revenues, of which approximately 21% and 14% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:
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
     We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against iPass and certain of our officers and directors. Several similar lawsuits were subsequently filed in the same court. In addition, on March 25, 2005, a stockholder entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 was filed in the California Superior Court for the County of San Mateo against our directors and certain officers. We were also named as nominal defendants solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. The derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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
     There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, in December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first annual reporting period that begins after June 15, 2005, and we will be required to implement SFAS 123R beginning on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of income and net income per share.
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
     Our revenues and profitability depend on the overall demand for enterprise connectivity services. The general weakening of the global economy from early 2001 to 2003 led to decreased trade and corporate spending on Internet infrastructure. In addition, in the past, terrorist attacks, including the attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. If there are further acts of terrorism, if hostilities involving the United States and other countries continue or escalate, or if other future financial, political, economic and other uncertainties or natural disasters arise, this could lead to a reduction in travel, including by business travelers who are substantial users of our services, and continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and financial results.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Although we currently bill substantially all of our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make the fees we charge for our services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay the majority of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies. To date, exchange rate fluctuations have had little impact on our operating results.
Interest Rate Sensitivity
As of June 30, 2005, we had cash, cash equivalents, and short-term investments totaling $169.4 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.
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

The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date
	for Par Value Amounts
	For the Year Ended				As of
	December 31,			Total Cost	June 30, 2005
	2005	2006	2007	Value	Total Fair Value
U.S. Government agencies	$64,400	$53,500	$5,000	$123,394	$122,747
Corporate notes	—	15,915	—	16,425	16,301

Total	$64,400	$69,415	$5,000	$139,819	$139,048

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
Changes in Internal Control Over Financial Reporting
In addition, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against iPass and certain of its officers and directors. Several similar lawsuits were subsequently filed in the same court, and all of the suits have since been consolidated into a single action. On April 22, 2005, the court appointed a lead plaintiff, and a consolidated amended complaint was filed by the lead plaintiff on July 5, 2005. This matter is at an early stage; no response to the complaint has been filed, no discovery has taken place and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
On March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. This case is at an early stage; no consolidated complaint has been filed, no discovery has been taken and no trial date has been set. iPass and the individual defendants intend to take all appropriate action to defend these lawsuits. We cannot estimate any possible loss at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on June 3, 2005 in Redwood Shores, California. At the meeting, the following persons were elected as directors to serve for a three-year term: John D. Beletic (53,951,516 votes for and 550,468 votes withheld) and A. Gary Ames (53,747,851 votes for and 754,133 votes withheld). The following directors’ terms of office continued after the annual meeting: Peter G. Bodine, Arthur C. Patterson, Kenneth D. Denman, Cregg B. Baumbaugh and Allan R. Spies.
The stockholders also ratified the selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 (54,431,220 votes for, 45,507 votes against, 25,257 votes abstained, and no “broker non-votes”).
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

iPass Inc.

Date: August 9, 2005	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Vice President and Interim Chief Financial Officer (duly authorized officer and principal financial officer)

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