Form 10-Q
period 2005-09-30
IPASS INC
filed 2005-11-09
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2005 was 63,869,512.

iPASS INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $250 and $0 at September 30, 2005 and December 31, 2004, respectively	$28,969	$34,395
Short-term investments	148,252	117,940
Accounts receivable, net of allowance for doubtful accounts of $2,082 and $2,071, respectively	23,651	23,884
Prepaid expenses and other current assets	3,203	3,161
Deferred income tax assets	4,108	8,642

Total current assets	208,183	188,022
Property and equipment, net	9,229	10,111
Other assets	1,172	1,224
Acquired intangibles, net	9,368	11,143
Goodwill	20,013	20,013

Total assets	$247,965	$230,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,183	$9,154
Accrued liabilities	14,641	14,137

Total current liabilities	24,824	23,291

Total liabilities	24,824	23,291

Stockholders’ equity:
Common stock	64	63
Additional paid-in capital	243,941	240,629
Deferred stock-based compensation	(819)	(1,782)
Accumulated other comprehensive loss	(411)	(424)
Accumulated deficit	(19,634)	(31,264)

Total stockholders’ equity	223,141	207,222

Total liabilities and stockholders’ equity	$247,965	$230,513

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$41,881	$41,912	$129,078	$123,001
Operating expenses:
Network access	10,568	9,443	31,423	27,690
Network operations	5,085	4,752	15,665	14,169
Research and development	4,237	3,337	13,084	9,697
Sales and marketing	12,227	11,416	37,975	34,227
General and administrative	4,252	4,513	13,064	13,023
Amortization of stock-based compensation (1)	237	480	912	1,890
Amortization of intangibles	592	21	1,775	21

Total operating expenses	37,198	33,962	113,898	100,717

Operating income	4,683	7,950	15,180	22,284

Other income, net	993	590	2,717	1,493

Income before income taxes	5,676	8,540	17,897	23,777

Provision for income taxes	1,466	3,334	6,267	9,385

Net income	$4,210	$5,206	$11,630	$14,392

Net income per share:
Basic	$0.07	$0.08	$0.18	$0.24
Diluted	$0.06	$0.08	$0.18	$0.22
Number of shares used in per share calculations:
Basic	63,461,175	61,352,058	62,918,027	60,400,040
Diluted	66,122,504	65,463,843	65,773,335	65,558,403

(1) Amortization of stock-based compensation consists of:
Network operations	$32	$63	$132	$276
Research and development	34	67	143	289
Sales and marketing	57	121	213	446
General and administrative	114	229	424	879

Total amortization of stock-based compensation	$237	$480	$912	$1,890

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,630	$14,392
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	912	1,890
Amortization of acquired intangibles	1,775	21
Depreciation and amortization	3,657	3,165
Deferred income tax	4,534	8,096
Tax benefit from employee stock option plans	881	697
Interest on shareholder notes receivable	—	(56)
Provision for doubtful accounts	200	950
Realized loss on investments, net	31	95
Changes in operating assets and liabilities:
Accounts receivable	33	(3,674)
Prepaid expenses and other current assets	(42)	(343)
Other assets	52	41
Accounts payable	1,029	716
Accrued liabilities	504	621

Net cash provided by operating activities	25,196	26,611

Cash flows from investing activities:
Purchases of short-term investments	(126,313)	(136,292)
Maturities of short-term investments	95,983	100,522
Purchases of property and equipment	(2,775)	(4,921)
Acquisition of Safe3w, net of cash acquired	—	(8,481)

Net cash used in investing activities	(33,105)	(49,172)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,483	6,768
Proceeds from collection of stockholder notes receivable	—	2,887

Net cash provided by financing activities	2,483	9,655

Net decrease in cash and cash equivalents	(5,426)	(12,906)
Cash and cash equivalents at beginning of period	34,395	45,646

Cash and cash equivalents at end of period	$28,969	$32,740

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
iPass, Inc. (the “Company”, “iPass” or “we”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from approximately 160 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 300 telecommunications carriers, internet service providers and other network service providers around the globe. In addition, we provide policy management services that extend our secure offering to enable better protection of user identities, the integrity of an enterprise’s remote and mobile computer systems, or endpoints, as well as an enterprise’s network. These services can be used in conjunction with iPass Corporate Access or over non-iPass network connections. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data, as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Foreign Currency Translation
Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying Condensed Consolidated Statements of Income. Foreign currency transaction gains and losses were not significant for the three and nine months ended September 30, 2005 and 2004.

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
Comprehensive income is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$4,210	$5,206	$11,630	$14,392
Comprehensive income:
Net change in accumulated unrealized gain (loss) on available-for- sale securities	52	170	13	(450)

Total comprehensive income	$4,262	$5,376	$11,643	$13,942

Cash Equivalents and Short-term Investments
Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.
The Company has the ability to convert its short-term investments into cash or into securities with a shorter remaining time to maturity without penalty and is not committed to holding the investments until maturity. As such, all short-term investments in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in other income, net. The cost of securities sold is based on the specific identification method.
Concentrations of Risk
Substantially all of the Company’s cash and cash equivalents are held by two financial institutions.
The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of September 30, 2005 and December 31, 2004, no individual customer represented 10% or more of accounts receivable.
Fair Value of Financial Instruments
For the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximate fair value due to the relatively short maturities of the financial instruments.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets as follows:
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
The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees and employee stock purchase plan issuances based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income — as reported	$4,210	$5,206	$11,630	$14,392
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	140	288	538	1,134
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(819)	(1,111)	(2,872)	(2,519)

Pro forma net income	$3,531	$4,383	$9,296	$13,007

Basic net income per common share:
As reported	$0.07	$0.08	$0.18	$0.24
Pro forma	$0.06	$0.07	$0.15	$0.22
Diluted net income per common share:
As reported	$0.06	$0.08	$0.18	$0.22
Pro forma	$0.05	$0.07	$0.14	$0.20
The weighted average fair value of options granted was $1.38 and $1.82 for the three months ended September 30, 2005 and 2004, respectively, and $1.53 and $2.05 for the nine months ended September 30, 2005 and 2004, respectively. For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and over six months, for stock purchases under the Company’s 2003 Employee Stock Purchase Plan.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2005 and 2004:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free rate	4.0%	3.1%	3.9%	3.1%	3.2%	1.2%	3.2%	1.2%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	37%	47%	37-41%	41-47%	41%	32%	41%	32%
Expected life	3 Years	3 Years	3 Years	3 Years	.5 Years	.5 Years	.5 Years	.5 Years
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
Maintenance revenue consists of fees for providing unspecified software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

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
If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized through September 30, 2005.
Advertising
Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were approximately $184,000 and $290,000 for the three months ended September 30, 2005 and 2004, respectively, and $321,000 and $732,000 for the nine months ended September 30, 2005 and 2004, respectively.
Software Development Costs
Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.
The Company capitalizes the costs of computer software developed or obtained for internal use. Development costs are amortized over the estimated useful life of the software developed, which is generally three years. As of September 30, 2005, the Company had no capitalized internal use software development costs.
Recent Accounting Pronouncements
In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first annual reporting period that begins after June 15, 2005, and we will be required to implement SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our Condensed Consolidated Statements of Income and net income per share.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. If required, the application of FAS 154 may have a material effect on our financial position on our results of operations.

Note 3. Net Income Per Common Share
In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 185,623 and 964,337 shares subject to repurchase for the three months ended September 30, 2005 and 2004, respectively, and 370,599 and 1,172,409 shares for the nine months ended September 30, 2005 and 2004, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury-stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$4,210	$5,206	$11,630	$14,392

Denominator:
Denominator for basic net income per common share Weighted average shares outstanding	63,461,175	61,352,058	62,918,027	60,400,040
Effect of dilutive securities:
Stock options	2,661,329	4,111,785	2,855,308	5,158,363

Denominator for diluted net income per common share — adjusted Weighted average shares	66,122,504	65,463,843	65,773,335	65,558,403

Basic net income per common share	$0.07	$0.08	$0.18	$0.24

Diluted net income per common share	$0.06	$0.08	$0.18	$0.22

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Options to purchase common stock	2,791,920	1,369,542	1,984,603	805,750

The weighted-average exercise price of options to purchase common stock excluded from the computation was $8.81 and $11.92 for the three months ended September 30, 2005 and 2004, respectively, and $10.06 and $14.55 for the nine months ended September 30, 2005 and 2004, respectively.
Note 4. Legal Contingencies
On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004, against iPass and certain of its officers and directors. The complaint alleges that in April 2004 the defendants made misleading statements concerning the Company’s projected revenues for the quarter ending June 30, 2004, and sets forth claims against the defendants under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and seeks monetary damages to be proven at trial. Several similar lawsuits were subsequently filed in the same court, and all of the suits have since been consolidated into a single action. On April 22, 2005, the court appointed a lead plaintiff, and a consolidated amended complaint was filed by the lead plaintiff on July 5, 2005. All defendants filed a motion to dismiss on September 2, 2005. The motion is set for hearing in December 2005. This matter is at an early stage; no response to the complaint has been filed, no discovery has taken place and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
On March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment and seeks monetary damages on behalf of iPass to be proven at trial. This case is at an early stage; no consolidated complaint has been filed, no discovery has been taken and no trial date has been set. iPass and the individual defendants intend to take all appropriate action to defend these lawsuits. We cannot estimate any possible loss at this time.
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
Management Overview
We are a global provider of software-enabled enterprise connectivity services for mobile workers. Our primary service offering is designed to enable enterprises to provide their employees with secure access from approximately 160 countries to the enterprise’s internal networks through an easy-to-use interface. Our total revenues remained relatively constant for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased 5% for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in total revenues for the nine months ended September 30, 2005 was driven, in part, by an increase in revenue generated from services and other fees, in particular license and maintenance fees as a result of our acquisition of Mobile Automation, Inc. in October 2004. We also continued to add customers during the third quarter of 2005, including six from the Forbes Global 2000, bringing the total number of our Forbes Global 2000 customers to 276 as of September 30, 2005. International revenues, which are revenues generated from customers domiciled outside the United States, also increased as a percentage of our total revenues, in particular due to growth in our EMEA (Europe, Middle East and Africa) region.
We believe that there is an industry-wide trend away from dial-up toward wired and wireless broadband as the preferred method of connectivity for mobile workers. Distinct end users of our connectivity service decreased from 526,000 for the month of September

2004 to 510,000 for the month of September 2005. We also saw a decrease in user sessions for the quarter ended September 30, 2005 as compared to the same period in 2004.
Consistent with this trend, dial-up revenues decreased from $35.3 million for the three months ended June 30, 2005 to $33.7 million for the three months ended September 30, 2005 as compared to $37.7 million for the three months ended September 30, 2004. Conversely, we experienced a 15% increase in our broadband revenues from $2.1 million for the three months ended June 30, 2005 to $2.4 million for the three months ended September 30, 2005 as compared to $660,000 for the three months ended September 30, 2004.
Sources of Revenues
We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. Our usage-based revenues represented 86% and 92% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 87% and 92% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.
We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. We generated approximately 6% and 5% of our total revenues from broadband usage for the three and nine months ended September 30, 2005, respectively.
We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from fees, represented approximately 14% and 8% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 13% and 8% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.
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
Revenue Recognition
Services and Fees
We have derived substantially all of our revenues to date from connectivity services. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is probable.
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
We typically provide our customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee. We recognize revenues relating to one-time fees on a straight-line basis over the term of the initial contract, generally one to three years. We recognize revenues relating to annual fees on a straight-line basis. We recognize revenues for monthly services during the month that these services are provided.
License and Maintenance
License revenue consists principally of revenue earned under software license agreements. We generally recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position (“SOP”) 98-9. We recognize revenue from subscription license agreements, which include software, rights to future products and maintenance, ratably over the term of the subscription period. We recognize revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, when the products are sold by the resellers to the end-user customer.
Maintenance revenue consists of fees for providing unspecified software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). We recognize maintenance revenue ratably over the term of the agreement.
We defer payments received in advance of services performed. We provide for allowances for estimated future returns and discounts upon recognition of revenue.
We generally perform credit reviews to evaluate the customers’ ability to pay. If we determine that collectibility is not probable, we recognize revenue as cash is collected.
Accounting for Income Taxes
In preparing our consolidated financial statements, we assess the likelihood that we will realize our deferred tax assets from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that we will not realize some portion of the net deferred tax assets. We include changes in the valuation allowance in our consolidated statements of income as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.
Although we believe it is more likely than not that we will realize our net deferred tax assets, there is no guarantee this will be the case as our ability to use the net operating losses is contingent upon our ability to generate sufficient taxable income in the carry-forward period. At each period end, we will be required to reassess our ability to realize the benefit of our net operating losses. If we are to conclude it is not more likely than not that we would realize the benefit of our net operating losses, we may have to re-establish the valuation allowance and therefore record a significant charge to our results of operations.
Allowance for Doubtful Accounts
We base our allowance for doubtful accounts on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. We base our estimate in determining the allowance for doubtful accounts on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We had an allowance for doubtful accounts of $2.1 million as of September 30, 2005 and December 31, 2004, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.
RESULTS OF OPERATIONS
Overview of the three and nine months ended September 30, 2005 and 2004
Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
Total revenue	$41,881	$41,912	$(31)	(0.1)%	$129,078	$123,001	$6,077	4.9%
Total revenue remained relatively constant for the three months ended September 30, 2005, as compared to the same period in 2004. However, total revenue increased in the nine months ended September 30, 2005, as compared to the same period in 2004. The composition of our total revenues for the three month period ended September 30, 2005 has changed in comparison to the prior year period due primarily to a decrease in our dial-up revenues and an increase in revenues from broadband usage and fees. Broadband revenues were $2.4 million and $660,000 for the three months ended September 30, 2005 and 2004, respectively, and $5.9 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from fees were $5.8 million and $3.5 million for the three months ended September 30, 2005 and 2004, respectively, and $16.7 million and $9.8 million for the nine months ended September 30, 2005 and 2004, respectively. No individual customer accounted for 10% or more of total revenues for the three and nine months ended September 30, 2005 and 2004. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 14% and 8% of our revenues for the three months ended September 30, 2005 and 2004, respectively, and 13% and 8% of revenues for the nine months ended September 30, 2005 and 2004, respectively.
International revenues accounted for approximately 46% and 41% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 44% and 41% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 29% and 24% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 28% and 24% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The increase in the EMEA region as a percentage of total revenues is due to the efforts of our expanded sales force in EMEA. Revenues in the Asia Pacific region represented 13% of total revenues for the three months ended September 30, 2005 and 2004, and 12% and 13% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 14% and 12% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 14% and 11% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.
Operating Expenses
Network Access
Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
Network access expenses	$10,568	$9,443	$1,125	11.9%	$31,423	$27,690	$3,733	13.5%
As a percent of revenue	25.2%	22.5%			24.3%	22.5%
The growth in network access expenses in the three months ended September 30, 2005 as compared to the same period in 2004 was due to the higher costs of broadband access as it continues to comprise an increased portion of our total network access usage. The increase in network access expenses for the nine months ended September 30, 2005 as compared to the same periods in 2004 was due to increased usage of our virtual network as well as the higher costs of broadband access. We expect network access expenses to increase slightly as a percentage of revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
Network operations expenses	$5,085	$4,752	$333	7.0%	$15,665	$14,169	$1,496	10.6%
As a percent of revenue	12.1%	11.3%			12.1%	11.5%
The growth in network operations expenses in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was due primarily to $340,000 in additional compensation and benefits expense due to an increase in personnel and $70,000 of additional depreciation expense related to the purchase of equipment for new and existing data centers. The increase was offset in part by a $160,000 decrease in consulting expenses. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars and increase slightly as a percentage of revenues.
The growth in network operations expenses in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due primarily to $940,000 in additional compensation and benefits expense due to an increase in personnel and $560,000 of additional depreciation expense related to the purchase of equipment for new and existing data centers. The increase as a percentage of revenues from the first nine months of 2004 to the first nine months of 2005 was due primarily to the expansion and support of our virtual network in conjunction with lower than anticipated revenues.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
Research and development expenses	$4,237	$3,337	$900	27.0%	$13,084	$9,697	$3,387	34.9%
As a percent of revenue	10.1%	8.0%			10.1%	7.9%
The increase in research and development expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was due primarily to an additional $720,000 of compensation and benefits expenses related to an increase in headcount. The remaining portion of the increase was due to various individually insignificant items. The increase as a percentage of revenues as well as absolute dollars was due to the acceleration of our development of new products as well as the increase in research and development personnel as a result of the two acquisitions that occurred in 2004 as we integrated those technologies with our own products an services. We expect that our research and development expenses will continue to increase in absolute dollars as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings. We also expect research and development expenses to remain relatively constant or increase slightly as a percentage of revenues.
The increase in research and development expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due primarily to an additional $2.3 million of compensation and benefits expenses related to an increase in headcount, and approximately $450,000 in fees paid to consultants to further develop our services. The remaining portion of the increase was due to various individually insignificant items.

Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$12,227	$11,416	$811	7.1%	$37,975	$34,227	$3,748	11.0%
As a percent of revenue	29.2%	27.2%			29.4%	27.8%
Sales and marketing expenses increased in absolute dollars in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to an additional $510,000 in compensation and benefits expenses from the addition of sales personnel from the Safe3w, Inc. and Mobile Automation, Inc. acquisitions in September and October of 2004, respectively. There was also a $210,000 increase in direct marketing and a $110,000 increase in compensation and benefits expenses for additional marketing personnel. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and as we expand our sales force and increase marketing activities and increase slightly as a percentage of revenues.
Sales and marketing expenses increased in absolute dollars in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to an additional $2.3 million in compensation and benefits expenses from the addition of sales personnel from the Safe3w, Inc. and Mobile Automation, Inc. acquisitions in September and October of 2004, respectively. There was also a $740,000 increase in direct marketing expenses, a $410,000 increase in compensation and benefits expenses for additional marketing personnel and a $150,000 increase in trade show expenses. The remainder of the increase was due to various individually insignificant items.
General and Administrative
General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
General and administrative expenses	$4,252	$4,513	$(261)	(5.8)%	$13,064	$13,023	$41	0.3%
As a percent of revenue	10.2%	10.8%			10.1%	10.6%
General and administrative expenses decreased slightly in absolute dollars as well as a percent of revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease was due to a decrease in bad debt expense, offset in part by increases in various individually insignificant items. We expect that our general and administrative expenses will increase slightly in absolute dollars as well as a percentage of revenues.
General and administrative expenses were relatively constant in absolute dollars for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease as a percent of revenue was due to the increase in revenues over the prior year period, combined with general and administrative expenses remaining relatively constant.
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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%
	(In thousands, except percentages)
Amortization of stock-based compensation	$237	$480	$(243)	(50.6)%	$912	$1,890	$(978)	(51.7)%
As a percent of revenue	0.6%	1.1%			0.7%	1.5%
We expect to incur amortization of stock-based compensation expense of at least $225,000 for the remainder of 2005 and $500,000 in 2006. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited.
Non-Operating Expenses
Other Income, Net
Other income, net consists of the net total of interest income and interest expense for the period.
Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $993,000 and $590,000 for the three months ended September 30, 2005 and 2004, respectively, and $2.7 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest and other income in 2005 was due primarily to an increase in the rate of return on our investments as compared to the same periods in 2004.
Provision for Income Taxes
The provision for income taxes was $1.5 million and $3.3 million for the three months ended September 30, 2005 and 2004, respectively, and $6.3 million and $9.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease is due to a decrease in income before income taxes for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 as well as an adjustment of approximately $750,000 relating to differences in 2004 estimates and the actual 2004 tax return and the 2004 research and development tax credit study completed in the quarter. Both adjustments to the provision for income taxes occurred in the three months ended September 30, 2005.
The effective tax rate was 26% and 39% for the three months ended September 30, 2005 and 2004, respectively. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 35% and 39%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2005 was due primarily to an adjustment to the expected realization of tax credits related to research and development expenses.
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
Net cash provided by operating activities was $25.2 million for the nine months ended September 30, 2005, compared to $26.6 million for the nine months ended September 30, 2004. This is due primarily due to a decrease in net income for the nine months ended September 30, 2005 as compared to the same period in 2004.
Net cash used in investing activities for the nine months ended September 30, 2005 was $33.1 million, compared to $49.2 for the nine months ended September 30, 2004. Net cash used in investing activities for the nine months ended September 30, 2005 comprised of net purchases of short-term investments of $30.3 million and purchases of property and equipment of $2.8 million. Net cash used in investing activities for the nine months ended September 30, 2004 comprised of net purchases of short-term investments of $35.8 million, net cash used in the acquisition of Safe3w of $8.5 million and purchases of property and equipment of $4.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2005 was $2.5 million, compared to $9.7 million for the nine months ended September 30, 2004. Net cash provided by financing activities for the first nine months of 2005 was due primarily to proceeds from employee stock option exercises. Net cash provided by financing activities in the first nine months of 2004 was due primarily to stock option exercises as well as proceeds from payments on stockholder notes receivable.

As of September 30, 2005, our principal source of liquidity was $177.2 million of cash, cash equivalents and short-term investments.
Commitments
At September 30, 2005, we had no material commitments for capital expenditures.
We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through February 2006. Other than in the approximately 22 countries in which our sole dial-up network service provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers.
Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. In May 2005, we consolidated several term license agreements that were set to expire into a single, longer-term operating lease with a vendor. Future minimum purchase commitments and operating lease payments under these agreements as of September 30, 2005 are as follows (in thousands):

Year ending December 31:
2005	$1,004
2006	1,387
2007	1,066
2008	1,066
2009	266

$4,789

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of September 30, 2005 are as follows (in thousands):

Year ending December 31:
2005	$1,014
2006	4,145
2007	4,279
2008	4,374
2009 and thereafter	5,764

$19,576

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
There are approximately 22 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.
     In approximately 22 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2004 and 2003 and for the three and nine months ended September 30, 2005. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2006, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2006. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.
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
     We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 44% of our revenue for the nine months ended September 30, 2005, of which approximately 28% and 12% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. Revenues from customers domiciled outside of the United States were 41% of our revenues for fiscal year 2004, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:
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
     We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004, against us and some of our officers and directors. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. Several similar lawsuits were subsequently filed in the same court. In addition, on March 25, 2005, a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 was filed in the California Superior Court for the County of San Mateo against our directors and certain officers. We were also named as nominal defendants solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. The derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. We cannot predict the outcome of the lawsuits. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.
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
Interest Rate Sensitivity
As of September 30, 2005, we had cash, cash equivalents, and short-term investments totaling $177.2 million. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.
As of December 31, 2004, we had cash, cash equivalents and short-term investments totaling $152.3 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes.
The following is a chart of the principal amounts of short-term investments by expected maturity as of September 30, 2005 (in thousands):

		Expected Maturity Date
		for Par Value Amounts
		For the Year Ended				As of
		December 31,			Total Cost	September 30, 2005
	2005	2006	2007	2008	Value	Total Fair Value
Government agencies	$48,145	$57,500	$10,500	$12,490	$130,110	$129,533
Corporate notes	—	15,915	—	—	16,313	16,205
Auction rate and money market securities	1,500	1,000	—	—	2,500	2,514

Total	$49,645	$74,415	$10,500	$12,490	$148,923	$148,252

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We consider all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. All short-term investments and cash equivalents in our portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific identification method.
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
Changes in Internal Control Over Financial Reporting
In addition, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On January 14, 2005, a lawsuit entitled Palumbo v. iPass, Inc., et al., Case No. C 05 228 MHP was filed in the United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004, against iPass and certain of its officers and directors. The complaint alleges that in April 2004 the defendants made misleading statements concerning the Company’s projected revenues for the quarter ending June 30, 2004, and sets forth claims against the defendants under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and seeks monetary damages to be proven at trial. Several similar lawsuits were subsequently filed in the same court, and all of the suits have since been consolidated into a single action. On April 22, 2005, the court appointed a lead plaintiff, and a consolidated amended complaint was filed by the lead plaintiff on July 5, 2005. All defendants filed a motion to dismiss on September 2, 2005. The motion is set for hearing in December 2005. This matter is at an early stage; no response to the complaint has been filed, no discovery has taken place and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
On March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment and seeks monetary damages on behalf of iPass to be proven at trial. This case is at an early stage; no consolidated complaint has been filed, no discovery has been taken and no trial date has been set. iPass and the individual defendants intend to take all appropriate action to defend these lawsuits. We cannot estimate any possible loss at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

10.1	Changes in Officer Compensation and Option Grants (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Incorporated by reference to the disclosure in Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 9, 2005	By	/s/ Frank E. Verdecanna

Frank E. Verdecanna
Vice President and Interim Chief Financial Officer
(duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

10.1	Changes in Officer Compensation and Option Grants (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000-50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Incorporated by reference to the disclosure in Item 1.01 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2005.