Form 10-K
period 2005-12-31
IPASS INC
filed 2006-03-16
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-50327

iPass Inc.
(Exact name of Registrant as specified in its charter)

Delaware	93-1214598
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
3800 Bridge Parkway
Redwood Shores, California 94065
(Address, including zip code, of principal executive offices)
(650) 232-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2005 as reported by the Nasdaq National Market on that date: $339,543,717. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 12,443,493 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2005. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2006 was 64,567,835.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006, are incorporated by reference in Part III, Items 10-14 of this report on Form 10-K.

iPASS INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
Overview
      We are a global provider of software-enabled enterprise connectivity and endpoint management services for remote and mobile workers. Our flagship service offering, iPass Corporate Accesstm, is designed to enable enterprises to provide their employees with secure internet and corporate network connectivity over any access network through a single easy-to-use interface. iPass Corporate Access unifies access through over 300 networks in over 160 countries that make up the iPass global virtual network. It also gives customers the option to use the service for access over networks that are not yet part of the iPass global virtual network such as enterprise home broadband and on-campus wireless local area networks (LANs) as well as third-party Wi-Fi hotspot, municipal Wi-Fi networks and hotel Ethernet links.
      In addition, we provide endpoint management services that enable better protection of an enterprises’ remote and mobile computer systems, or endpoints. These services, which include device authentication, patch automation and systems management, can be used in conjunction with iPass Corporate Access or on a stand-alone basis. Fundamental to all iPass services is enabling the IT Manager to maintain direct control of the determination and application of policies as part of a self-service management process.

Software-Based Platform for Service Delivery
      As opposed to traditional telecommunications companies that build, operate and maintain network facilities, we have created a virtual network as the platform for our services. Our virtual network is based on a software architecture that gives it technology flexibility and cost-effective scalability. It comprises contractual relationships and technical integrations with over 300 telecommunications carriers, Internet service providers and other network service providers around the globe. This architecture has redundancy built in throughout, from multiple network providers in most countries to fault-tolerance mechanisms at all points in the authentication process. This allows it to deliver extremely high availability of service to our customers. In fact, since 2000, there has been no system down-time that impacted the platform and the services that it provides.
      In addition, our architecture allows customers to gain better control of remote and mobile connectivity while also simplifying their back-end operations. Customers can configure and enforce policies around network access based on financial and security considerations. They also receive centralized delivery of detailed billing, reporting and management information.

Revenue Sources
      We derive revenues from usage of our networks and from fees and other services. Our usage revenues are generated by providing enterprise connectivity services to customers using narrowband access technologies, such as modem dial-up, and from broadband access technologies, including Ethernet and Wireless-Fidelity (Wi-Fi) and Mobile Data Services such as 1xRTT and EV-DO. Revenues pertaining to usage represented 87% of our total revenues in 2005. Additionally, we receive revenue from fees and other services, including authentication services for channel partners, value-added reporting services and endpoint systems management services. In 2005 we generated approximately 13% of our revenues from fees and other services. We market and sell our services directly, as well as indirectly through channel partners, including network service providers, Internet service providers, systems integrators and value-added resellers. We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000.
Our Strategy
      Our objective is to use our software-enabled virtual network to become the leading provider of secure enterprise connectivity services worldwide. The key elements of our strategy to achieve this objective include:
      Expand our Enterprise Customer Base. We seek to increase the number of enterprises that use our services by leveraging our direct sales professionals and channel partners who focus on generating new accounts. We also seek to expand our indirect sales capabilities by building additional relationships with channel partners, such as systems integrators, providers of security products (i.e. virtual private networks (VPN), personal firewalls and intrusion detection) and providers of broadband access service equipment. We also intend to build and maintain iPass brand awareness through the promotion of our brand through marketing campaigns, our web presence, and our large installed base of branded client software, and to increase our market reach through integration of our back-end software and client software with the offerings of our channel partners.
      Increase User Penetration within our Existing Customer Base. We seek to accelerate the adoption of our services by increasing usage of our services from the highly mobile business travelers who dominate our current user base to all customer employees who use laptop and handheld mobile devices. This we intend to achieve through the sale of services related to non-iPass networks, such as enterprise home broadband and on-campus wireless LANs as well as third party Wi-Fi hotspot, municipal Wi-Fi networks and hotel Ethernet links. Additionally, we will promote our endpoint management services into our existing customer base.
      Within customers who only have implemented our services in a single division we endeavor to broaden service adoption to all other operating units of the enterprise. A key function of our sales force is to assist our customers with the adoption and integration of our services with their organizations, continually assess the customers evolving needs, offer new services for adoption, and provide ongoing support.
      Continue to Expand our Wired and Wireless Broadband Coverage and Service Offerings. We believe that the improved security, ease of use and management control that our services provide can address many of the challenges presented by the emerging broadband markets, such as wireless security, lack of unified roaming standards and increased complexity driven by provider fragmentation. As such, we seek to continually expand the broadband coverage of our virtual network to venues attractive to business travelers, such as airports, hotels, convention centers, cafes, restaurants, and other retail locations. We intend to continue increasing the number of these venues by establishing relationships with network service providers that provide access to these hotspots. We also plan to expand the network coverage through mobile data services based on 2.5G and 3G networks, that can help to keep these end users connected when a hotspot venue is not convenient. We also seek to continue evolving our back-end authentication, settlement and clearinghouse capabilities to support this expansion, developing our client software to simplify the user experience, and improving our management capabilities to unify management control for our customers.
      Continue to Enhance our Virtual Network. We intend to continue to establish new relationships with network service providers to increase the coverage and redundancy of our virtual network. We intend to enhance the functionality and features of our software architecture and to address changing customer requirements and technologies through internal development, strategic partnerships and/or acquisitions. We also seek to expand our service offerings by supporting and integrating new access methods, devices, applications and operating systems, and by building additional relationships with systems integrators and technology providers and develop services that effectively leverage an enterprise’s existing infrastructure. We also intend to explore additional managed services that enhance our competitive advantage and provide us with new growth opportunities.
      Leverage and Extend our Endpoint Management Capabilities. In order to deepen the value we provide to customers, we intend to continue to improve the endpoint management and policy enforcement capabilities of our services through both extension of our platform to new functions that serve to protect identities, endpoints, the network, and user data as well as integrate with technology partners in the enterprise security industry.
Our Core Capabilities
      Our services are designed to enable enterprises to provide their employees with secure access from approximately 160 countries to the internet and an enterprise’s internal networks through a single easy-to-use interface. We provide our services through a virtual network that is enabled by our software-based network architecture and our contractual relationships with over 300 network service providers around the globe.

      Our core assets and capabilities include:
      Global Virtual Network. Our virtual network aggregates over 70,000 access points in approximately 160 countries. As of December 31, 2005, over 31,000 of these access points were dial-up connections and approximately 38,000 were broadband connections, comprised of approximately 36,000 Wi-Fi hotspots and approximately 2,000 wired hotspots as well as a North American CDMA footprint. As a result, enterprises that use our services can provide their remote and mobile workers with access from these countries, in most instances with a local telephone or broadband connection.
      High-Availability and Scalable Authentication Architecture. Our relationships with over 300 network service providers enable us to provide connectivity through multiple networks in approximately 120 out of the approximately 160 countries on our virtual network. As a result, our virtual network reduces the risk of service interruptions associated with depending on only one service provider. Furthermore, our geographically distributed transaction centers act as a unified and fault-tolerant system that provides scalable and highly-available user authentication and quality management information collection. Each point in the authentication process is designed with built-in redundancy and fail-over capabilities. There has been no system down-time that impacted the platform and the services that it provides since 2000.
      This architecture also makes our virtual network scalable, allowing us to handle many connections and users without a proportionate increase in capital expenditures.
      Flexible Enterprise Security Integration. Our software is designed to enable integration between an enterprise’s network connectivity infrastructure and a wide variety of enterprise security applications. Our services integrate a breadth of security software and systems, including VPNs, personal firewall, anti-virus and authentication systems, enabling enterprises to rapidly deploy our services while leveraging their existing and future investments in security infrastructure.
      Authentication Security. Unlike many network service providers, we securely route all credentials relating to our end users with 128-bit Secure Socket Layer, or SSL, protocols, ensuring the confidentiality of sensitive user information as it traverses the Internet. To defend against identity theft, an additional layer of authentication using 131-bit ECC cryptography protects user credentials from the device over the local access link into the iPass virtual network.
      Network Access Policy Management. Our virtual network also offers policy management capabilities, enabling customers to allow or deny access to their network based on specific user and session characteristics. The characteristics may be based on the user’s location, the user’s identity and role within the organization, the type of access network being used, and the compliance of the user’s computer with enterprise security policies.
      Endpoint Policy Management. We have software services that allow for flexible and automated systems management capabilities, with specific advantages with regards to endpoint systems used by remote and mobile workers. The capabilities can be used for device discovery, asset management, device configuration, and software distribution. These capabilities can be hosted on servers at our customer’s premises or in an iPass data center and are supported by an agent software that runs on the mobile worker’s device.
      Centralized Billing and Management Reporting. We integrate the networks of multiple service providers to create one global virtual network, eliminating the need for enterprises to negotiate agreements with multiple network service providers to provide network connectivity to their mobile workers. Our virtual network creates call detail records (CDRs) for each network session, including user, date, time, duration of usage and other parameters. We are also able to provide detailed transaction-level billing in a single invoice for all services provided to enterprises and network service providers and can tailor the invoice to provide the level of detail and the format that our customers desire. We also offer the ability for information technology managers to gain a comprehensive and near real-time view of their employees’ network connectivity usage patterns, enabling faster identification and resolution of user-related issues.
      Our technology enables us to deliver producing near real-time information of connection success rates, client configurations, authentication times and other information critical to diagnosing network health and troubleshooting user connection problems. This patented capability is used internally to manage network provider quality as well to provide in-depth reporting to customers for trouble-shooting purposes.
      Integration of New Technologies. We actively evaluate and integrate support for new access methods, devices, applications and operating systems into our service offering. For example, we support wired broadband, wireless broadband based on the current and emerging Wi-Fi standards, as well as 3G mobile data services. End users can access our virtual network using desktop and laptop computers, wireless handheld devices and other Internet Protocol (IP) enabled electronic devices. Our network integrates with our enterprise customers’ existing VPN and security applications, and our software supports a wide range of computer operating systems, including various versions of Microsoft’s Windows®, Apple’s Mac OS, and Microsoft’s Windows Mobile versions for handheld devices.
Services

iPass Corporate Access
      iPass Corporate Access is our primary service, offering our customers the ability to provide global dial-up, wired broadband and wireless access to their remote and mobile workers through the iPassConnect universal client and centralized management and billing for the IT department. We generally bill customers based on usage of the iPass virtual network, as well as additional monthly fees based on number of users for use of our client and management software over non-iPass networks. The process by which a mobile worker accesses their enterprise network through iPass virtual network is illustrated in the following diagram and described through the following steps:

1. The iPassConnect universal client software installed on a mobile worker’s laptop computer or other electronic device enables the mobile worker to connect to our virtual network. For wired access the mobile worker launches the iPassConnecttm universal client, selects the city in which he or she is located, and then selects a local network access point (dial-up, ISDN, or wired high-speed internet). For wireless access, the client software automatically detects and displays any available Wi-Fi hotspots or mobile data services, whether it is a part of the iPass footprint or not. It will also automatically choose the appropriate authentication protocol to initiate the access request without user intervention. This is especially beneficial in Wi-Fi hotspots, corporate wireless LANs or home wireless LANs that require 802.1x-based security. The client software can also be used to connect via the user’s home broadband connection and home Wi-Fi LAN.

Security checks can be built into the connection process. A feature called SecureConnect allows the enterprise to set policies that detect whether the user’s personal firewall or anti-virus software is active, auto-launch this software if it is not, and disallow the connection attempt if the proper software cannot be launched. In addition, the user must enter his or her corporate credentials, which will be checked against his or her enterprise database before the connection is allowed.

2. The iPass NetServer software, installed in a network service provider’s network, provides the interface between the network service provider and the iPass network. The NetServer recognizes that the end user belongs to the iPass user base and securely transmits the username and password to the nearest available iPass Transaction Center using 128-bit SSL encryption. Our ten transaction centers are located in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, Germany, The Netherlands, Japan and Brazil. Any NetServer can communicate with any Transaction Center, allowing for high availability in the rare event of a single Transaction Center failure.

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

5. The enterprise authentication database then grants or denies authorization. The RoamServer securely sends a yes/no response back to the NetServer via a Transaction Center.

6. The NetServer authorizes the network service provider to allow the user access to the Internet. At this point the iPassConnect universal client software can be configured to invoke the Endpoint Policy Management service to assess and remediate the mobile device for compliance with endpoint security policies before providing access to the corporate network. Once remediation is complete, iPassConnect can automatically launch the user’s VPN to securely connect to the enterprise network.

7. When the mobile worker terminates the Internet session, the VPN connection is also terminated and a record of the transaction is forwarded to the iPass Clearinghouse. The enterprise receives detailed invoices either on a monthly or more frequent basis, as requested. For additional security, customers can use the Auto-Teardown feature to set policies that terminate the internet session if the VPN, personal firewall, or anti-virus software is terminated during the session.

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
      ExpressConnect. Our ExpressConnect service is designed to enable enterprises to realize the benefits of our enterprise connectivity services while avoiding the cost of installing and managing additional authentication infrastructure. We manage an enterprise’s authentication server in one of our secure data centers, but the enterprise’s information technology manager retains full control. There is an additional option in ExpressConnect that allows the individual charges to be directly charged to their corporate credit card. We generally charge a monthly fee for our ExpressConnect service.

      Wireless LAN Roaming. Our Wireless LAN Roaming service is an add-on option to the iPass Corporate Access service that extends its benefits to connections over on-campus Wi-Fi LANs. This service allows enterprise IT departments to offer a single user experience for all remote and local wireless connections while extending centralized management of security policies to these potentially vulnerable corporate wireless networks. We generally charge a monthly fee for our Wireless LAN Roaming service.
      DeviceID. The DeviceID service strengthens network security through device authentication. This service creates a digital fingerprint for every device by gathering unique identifying numbers from select hardware components and uses this information when interrogating the device to provide access to the corporate LAN via a VPN. DeviceID helps protect against replay attacks, reverse engineering and spoofing by checking different hardware attributes during each authentication request. This service is designed to ensure that only corporate-issued or authorized machines access the network as well as validate device identity as an additional factor for VPN authentication.
      Endpoint Policy Management — Online. This iPass-hosted service links automated security assessment, remediation and patch management capabilities into the iPass Corporate Access service. When users attempt to use the iPassConnect universal client to connect to the Internet and the corporate VPN, the Endpoint Policy Management — Online service will check to see that the user’s computer is running the proper versions of Microsoft Windows OS patches and anti-virus definition file updates for endpoint devices — prior to Internet access and the launching the VPN. This helps mitigate the effects of viruses and worms.
      Endpoint Policy Management — Enterprise (formerly Mobile Lifecycle Management Suite.) This service helps enterprise customers to discover, secure, and manage their laptops, desktops and handheld devices from any location via a single management console. This service is driven by iPass server software and resides on the enterprise network. It is sold either on a per-seat fee-based model or through a perpetual license model with annually occurring maintenance fees.
      Endpoint Policy Management — Enterprise includes the following features:

•	allows IT to discover all mobile assets by gathering detailed hardware and software inventory on all mobile devices.

•	provides high-performance, policy-driven distribution of new software and updates to remote and mobile devices, automatically distributing software applications and system updates to all PCs and handheld devices via LAN, wide-area networks (WAN) and wireless networks.

•	patch automation features that speed the process of deploying Microsoft Windows OS and application patches across large populations of remote and mobile devices. IT staffs receive patches directly from Microsoft and apply them with no intermediate handling during the process. This minimizes the risk of inadvertent or intentional tampering with a patch, avoiding potential problems.

•	A Win32 management console of user configurations and inventory information for rapid call resolution, all integrated with a customer’s existing Windows NT Domain, NDS or Active Directory security system. There is also a Web-based console with a limited view of the same data set that can be accessed remotely.

Principal Components
      The technology incorporated in our services is designed to provide our customers with reliability, quality of service, network security, policy enforcement, consolidated billing and scalability. Our technology consists of the following four principal components, each of which was designed and developed internally: iPassConnect universal client; distributed authentication system; iPass Clearinghouse; and Service Quality Management.
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

•	Intuitive User Interface. iPassConnect universal client was designed with over seven years of experience and customer feedback, resulting in a user-friendly interface with many features.

•	Automatic Updates. iPassConnect universal client also provides enterprises with the ability to schedule periodic software modifications or updates of iPassConnect to their end users without handling each end user device separately. These upgrades are securely downloaded to the user’s computer or other electronic device when the user logs in, at no additional cost to the customer.

•	Central Policy Control. iPassConnect universal client enables an enterprise to define a set of criteria, such as length of session or idle timeouts, once and apply those criteria to manage its remote access policies across its entire workforce.

•	Dynamic Phonebook. iPassConnect universal client enables enterprises to adjust the order of narrowband access points that are displayed to the end user, based on service quality. Customers also have the flexibility of integrating in-house access numbers with iPass’ access points in cases where both networks are being utilized.

•	Third Party Application Integration. iPassConnect universal client can be configured to automatically launch a variety of third party VPNs upon successful connection to the Internet.

•	Support for multiple operating systems and languages. iPassConnect universal client supports a wide range of computer operating systems, including Windows 95, 98, NT, 2000, Me, XP, CE, Mac OS 8.x, 9.x, 10.x, Pocket PC2000, Pocket PC2002 and Palm OS. Additionally, iPassConnect is localized in Brazilian Portuguese, Portuguese, Simplified Chinese, Traditional Chinese, French, German, Japanese, Korean and Spanish.
      Distributed and Redundant Authentication System. Our distributed authentication system, which is made up of iPass NetServer software, iPass RoamServer software and iPass TransactionServer software, is designed to enable the reliable, scalable and secure initiation and termination of a remote access session on our virtual network. NetServer is installed on the servers of our network service providers. RoamServer is installed on our enterprise customer’s internal networks, typically located on their premises. Our ten transaction centers, each of which is comprised of two or more transaction servers, are located in third party co-location facilities.
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
      iPass Clearinghouse. Our iPass Clearinghouse software collects, filters, resolves, analyzes and summarizes the accounting details necessary to bill for the iPass Corporate Access and ExpressConnect services. Once an end user session is terminated, the Clearinghouse retrieves accounting records for each customer from each transaction server. Once received by the Clearinghouse, the records are filtered to eliminate duplicate records and reviewed for completeness and integrity of the data. The Clearinghouse then determines the identities of both the customer and the network service provider and generates two billing records to reflect the revenues and network access expenses based on the details contained in the original accounting record. The Clearinghouse then summarizes the records of each network service provider and generates and distributes customer call detail records and invoices. The Clearinghouse software is run internally on servers residing at a secure data center in Redwood City, California, with a fail-over and disaster recovery in a separate location.
      Service Quality Management. Our iPass service quality management, or SQM, software consists of several quality-of-service monitoring and management elements that we incorporated into our services. These tools and processes are comprised of the following:

•	Client-Side SQM. Client-side SQM captures detailed status and usage information from connection attempts and uploads this information to a central iPass database when a successful connection is made. SQM records and reports access points from which connections are made, client configuration, error codes, connection speeds, time to authenticate and other information important in diagnosing network health. Our SQM software is deployed on networks worldwide to gather data on local access points and network conditions and allows us to monitor our virtual network from a customer’s point of view.

•	SQM Reporting. Our SQM infrastructure enables our iOQ service and provides information such as detailed access point performance, individual and corporate connection success rates, and other connection data to our customers and to us. With this data, our customer support and development teams can monitor service quality and continue to improve the reliability and performance of our service offering. Through our iOQ service, our customers benefit from this SQM technology because it enables them to diagnose problems their users are experiencing.

•	Phonebook/ Connection Directory. Based on input from the SQM infrastructure, the phonebook tool within the iPassConnect universal client places the highest quality access point at the top of the directory in order to enhance the experience for our customers’ end users.

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
Customers
      We sell our service offering directly to enterprise customers and indirectly though channel partners.
      International revenue accounted for approximately 45%, 41% and 39% of total revenues for the year ended December 31, 2005, 2004 and 2003, respectively. Revenues generated in the United Kingdom accounted for 14% and 11% of total revenues for the year ended December 31, 2005 and 2004, respectively. No individual foreign country represented 10% or more of total revenues for the years ended December 31, 2003. International revenue is determined by the location of the customer’s headquarters.
      Substantially all of our long-lived assets are located in the United States.
Agreements with Network Service Providers
      We have relationships with over 300 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our services in over 160 countries around the world. We pay network service providers for access to their network access points on a usage basis, in some cases, subject to minimum purchase commitments. Most of these contracts have a term of one year, after which either party can terminate the contract with six months notice. In 2005, two network service providers, MCI and Equant, accounted for approximately 9% and 6% of our network access expenses, respectively. The contracts we have entered into with these providers are non-exclusive and contain minimum commitments for the purchase of network access. Our contract with Equant expires in February 2007. The initial term of our contract with MCI expired in November 2005. The contract with MCI is automatically renewed for successive periods of one or 12 month periods unless terminated by either party. In countries in which we have contracted with multiple network service providers, if one network service provider is no longer available, we can generally obtain alternative network access without significant disruption to our business. We are also able to direct users to the network of particular service providers to fulfill minimum purchase commitments.
Sales and Marketing
      We sell our services directly through our sales force and indirectly through our channel partners. Our sales organization is organized into regional account teams, which include sales directors, sales managers, account executives, account managers, inside sales representatives, sales engineers and sales operations personnel. We maintain sales offices or personnel in a number of cities in the United States as well as Australia, the United Kingdom, Hong Kong, Japan, Korea, Germany, France, Singapore, Denmark, Sweden and The Netherlands. As of December 31, 2005, our sales organization was comprised of 95 individuals in North America, 22 individuals in Asia Pacific and 42 individuals in Europe. We intend to increase the size of our sales organization and establish additional sales offices as needed.
      Our channel partners include network service providers, systems integrators and value added resellers. A channel partner typically signs a one to two year agreement with us through which we appoint the partner as a nonexclusive reseller of our services. Channel partners are responsible for implementing and managing billing and promotional activities for their customers. Selling through channel partners allows us to offer our services without incurring the cost of maintaining a direct sales force in each target market. Our channel partners typically sell related networking products and bundle our services with their core offerings. Once an enterprise has signed a contract for our services through a channel partner, our post-sales team works with the channel partner to ensure successful implementation of our services. However, the enterprise remains the channel partner’s customer and has no direct financial relationship with us.
      We focus our marketing efforts on creating awareness for our services and their applications, educating potential customers and generating new sales opportunities. We conduct a variety of marketing programs including advertising, press relations, analyst relations, telemarketing, direct marketing, web and e-mail marketing, collateral and sales tools creation, seminars, events and trade shows.
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
      Facilities-based carriers against whom we compete, such as AT&T globally, Verizon Business (formerly MCI) in the US and BT Infonet and Equant in Europe, generally have substantially greater resources, larger customer bases, longer operating histories, and greater name recognition than we have. Carriers may have the ability to offer a broad range of services and may be willing to reduce the price for remote access that is bundled with their other services. In some cases, potential customers are also suppliers to these carriers, and may be more inclined to purchase enterprise connectivity services from these carriers than from us. We believe that we compete favorably against facilities-based carriers when the potential customer is not a supplier to the carrier, and when the customer requires global access rather than access only within a limited geographic region.

      We also compete with other non-facilities-based software-enabled network operators. In some cases, our service offerings may not be as attractively priced as those offered by our competitors, which may put us at a competitive disadvantage. We believe we compete favorably against these competitors in terms of the coverage, redundancy, security, quality and ease of use of our service offerings. Still, non- facilities-based network operators that provide managed services such as VPNs and firewalls, may also provide, as a package, additional services such as local exchange and long distance services, voicemail and DSL services. Although our channel partners may offer these services in conjunction with our service, we do not offer these additional services directly, which may put us at a competitive disadvantage when competing for potential customers.
      For a discussion of the possible effects that competition could have on our business, see “Factors Affecting Operating Results — We face strong competition in our market, which could make it difficult for us to succeed.”
Research and Development
      We believe that to compete favorably we must continue to invest in the research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. As of December 31, 2005, our research and development organization consisted of 100 employees. Our research and development expenses were $17.6 million, $13.8 million and $9.9 million in 2005, 2004, and 2003, respectively.
Intellectual Property
      We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. iPass®, iOQ® and the iPass logo are our U.S. registered trademarks. iPassConnecttm, ExpressConnecttm, iPassNettm, RoamServertm, NetServertm, iPass Alliance® and iPass Corporate Accesstm are designations that we use. We have 18 U.S. patent applications pending relating to our service. On January 21, 2003, we were issued a U.S. patent for a method and a technology relating to our SQM technology. We also obtained two U.S. patents in 2004 through the acquisition of Safe3w and Mobile Automation. The duration of a patent is 20 years from the date of issuance. We have also applied for or registered company trademarks in over 50 other countries. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including our license for encryption granted by RSA Security. The license agreement with RSA Security expired in February 2006 and automatically renewed for an additional three-year period. This license will continue to automatically renew for additional three-year periods upon expiration, unless terminated by us or by RSA Security. Licenses from third party technologies, including our license with RSA Security, may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.
Employees
      As of December 31, 2005, we had 406 employees, consisting of 65 in network operations, 100 in research and development, 192 in sales and marketing and 49 in general and administrative. We consider our relationship with our employees to be good.
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

Item 1A.	Risk Factors
      Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.
Risks Relating to Our Business

If we are unable to meet the challenges posed by broadband access, our ability to grow our business will be impaired.
      We have generated substantially all of our usage revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In particular, in 2005, we derived $138.1 million, or 82% of our total revenues from our traditional dial-up business. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In 2005, our revenue derived from the use of narrowband connectivity decreased 8% as compared to 2004. A substantial portion of the growth of our business will depend in part upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:
      The broadband access market is at an early stage of development. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, is at an early stage of development and demand at levels we anticipate may not develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the broadband wireless access market does not develop, we will not be able to generate substantial revenues from broadband wireless access.
      The broadband service provider market is highly fragmented. Due to the early stage of development of the broadband access market, there are currently many wired and wireless broadband service providers that provide coverage in only one or a small number of hotspots. We have entered into contractual relationships with numerous broadband service providers. These contracts generally have an initial term of two years or less. As this process is in an early stage, we must continue to develop relationships with many providers on terms commercially acceptable to us in order to provide adequate coverage for our customers’ mobile workers and to expand our broadband coverage. We may also be required to develop additional technologies in order to integrate new broadband services into our service offering. If we are unable to develop these relationships or technologies, our ability to grow our business could be impaired. In addition, if broadband service providers consolidate, our negotiating leverage with providers may decrease, resulting in increased rates for access, which could harm our operating results.
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
      Our business is characterized by a long sales cycle between the time a potential customer is contacted and a customer contract is signed. In addition, the downturn in the economy from early 2001 to 2003 and the resulting reduction in corporate spending on Internet infrastructure further lengthened the average sales cycle for our services. Furthermore, once a customer contract is signed, there is typically an extended period before the customer’s end users actually begin to use our services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues. Even if we enter into a contract, we will have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.

There are approximately 24 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.
      In approximately 24 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the years ended December 31, 2005, 2004 and 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2007, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2007. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

If our channel partners do not successfully market our services to their customers or corporate end users, then our revenues and business may be adversely affected.
      We sell our services directly through our sales force and indirectly through our channel partners, which include network service providers, systems integrators and value added resellers. Our business depends on the efforts and the success of these channel partners in marketing our services to their customers. Our own ability to promote our services directly to their customers is often limited. Many of our channel partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these channel partners may be reluctant to promote our services. If our channel partners fail to market our services effectively, our ability to grow our revenue would be reduced and our business will be impaired.

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
      We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 45% of our revenues for 2005, of which approximately 29% and 12% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. In 2004, revenues from customers domiciled outside of the United States were 41% of our total revenues, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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
      Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. For example, we completed the acquisitions of Safe3w, Inc. in September 2004, Mobile Automation, Inc. in October 2004 and GoRemote Internet Communications, Inc. in February 2006. To

finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders. In the case of completed or future acquisitions, we may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, such as GoRemote Internet Communications, Inc., or technologies effectively, our operating results could suffer. Completed acquisitions by us, such as the aforementioned Safe3w, Inc., Mobile Automation, Inc. and GoRemote Internet Communications, Inc. transactions, or future acquisitions by us could also result in large and immediate write-offs or assumption of debt and contingent liabilities, either of which could harm our operating results.

If we are unable to effectively manage future expansion, our business may be adversely impacted.
      We have experienced, and in the future may continue to experience, rapid growth in operations which has placed and could continue to place, a significant strain on our network operations, development of services, internal controls and other managerial, operating, and financial resources. If we do not manage future expansion effectively, our business will be harmed. To effectively manage any future expansion, we will need to improve our operational and financial systems and managerial controls and procedures, which include the following:

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
      We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in United States District Court for the Northern District of California, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with us are Kenneth D. Denman, Donald C. McCauley, Anurag Lal and Jon M. Russo. The Consolidated Amended Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in our revenue, earnings and growth prospects. iPass and the individual defendants moved to dismiss the complaint. The motion was heard on January 23, 2006, and the motion was granted on February 27, 2006. The court granted plaintiffs leave to file an amended complaint, which shall be due by March 30, 2006. In addition, beginning on March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment and seeks monetary damages on behalf of iPass to be proven at trial. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. Plaintiffs filed a consolidated complaint on February 21, 2006, and the defendants have until March 28, 2006 within which to respond to the complaint. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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
      We license technologies from several software providers that are incorporated in our services. We anticipate that we will continue to license technology from third parties in the future. In particular, we license encryption technology from RSA Security. Our license agreement with RSA Security expired in February 2006 and automatically renewed for an additional three-year period. This license will continue to automatically renew for additional three-year periods upon expiration, unless terminated by us or by RSA Security. Licenses from third party technologies, including our license with RSA Security, may not continue to be available to us at a reasonable cost, or at all. The loss of these technologies or other technologies that we license could have an adverse effect on our services and increase our costs or cause interruptions or delays in our services until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our services.

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
      On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation — Revised” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 and for future periods will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations and this will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
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

Item 1B.	Unresolved Staff Comments
      There are no unresolved written SEC comments received at least 180 days prior to December 31, 2005.

Item 2.	Properties
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
      Beginning on January 14, 2005, three purported class action complaints were filed against us and certain of our executive officers in United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with us are Kenneth D. Denman, Donald C. McCauley, Anurag Lal and Jon M. Russo. The Consolidated Amended Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in our revenue, earnings and growth prospects. iPass and the individual defendants moved to dismiss the complaint. The motion was heard on January 23, 2006, and the motion was granted on February 27, 2006. The court granted plaintiffs leave to file an amended complaint, which shall be due by March 30, 2006. The case is at an early stage and no trial date has been set. No discovery is expected to take place unless and until plaintiffs file a complaint that survives the individual defendants’ motion to dismiss. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
      On March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment and seeks monetary damages on behalf of iPass to be proven at trial. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. Plaintiffs filed a consolidated complaint on February 21, 2006, and the defendants have until March 28, 2006 within which to respond to the complaint. The case is at an early stage, no discovery has occurred and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
      We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “IPAS”. The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each quarterly period within the two most recent fiscal years, as reported on the Nasdaq National Market:

	Low Sale Price	High Sale Price

Fiscal year ended December 31, 2005:
First Quarter	$5.87	$7.08
Second Quarter	5.17	6.60
Third Quarter	5.08	6.40
Fourth Quarter	5.32	7.00
Fiscal year ended December 31, 2004:
First Quarter	$10.70	$16.25
Second Quarter	9.86	13.37
Third Quarter	4.78	6.91
Fourth Quarter	5.75	7.77
      We had 64,567,835 shares of our common stock outstanding held by 168 stockholders of record as of February 28, 2006.
Dividend Policy
      We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Equity Compensation Plan Information
      Information regarding our equity compensation plans will be presented under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders to be filed not later than April 30, 2006 (the “Proxy Statement”). That information is incorporated into this report by reference.
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

	Year Ended December 31,

	2005	2004	2003	2002		2001

	(In thousands, except per share data)
Statement of Operations Data
Revenues	$169,373	$166,319	$136,078	$92,830		$53,164
Total operating expenses	151,474	137,353	113,721	86,178		80,898
Operating income (loss)	17,899	28,966	22,357	6,652		(27,734)
Net income (loss)	12,895	19,068	13,902	29,759	(1)	(27,801)
Net income (loss) per share:
Basic	0.20	0.31	0.26	2.34		(2.43)
Diluted	0.19	0.29	0.23	0.57		(2.43)

(1)	Of this amount, $24.3 million was due to a tax benefit, resulting from the reversal of deferred tax valuation allowances.

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data
Total assets	$254,474	$230,513	$190,117	$75,442	$37,421
Line of credit and loans payable	—	—	—	10,375	8,932
Total stockholders’ equity	226,251	207,222	171,722	49,600	16,262

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
      We deliver simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations. Our policy management services close the gaps in protecting computers, network assets, user identities and data whenever users connect over the Internet. Our connectivity services utilize the iPass global virtual network, a unified network of hundreds of dial-up, wireless, and broadband providers in over 160 countries.
Overview of 2005
      In 2005, we continued to experience a decline in revenues derived from our traditional dial-up business as dial-up revenue decreased 8% to $138.1 million in 2005 as compared to 2004. This decrease was offset in part by revenues generated from fees and from usage of our broadband service. We also continued to add new customers during 2005, including 42 from the Forbes Global 2000, bringing our total customers to 291 as of December 31, 2005.
      As we continued to increase the number of broadband access points during the year, increasing our global broadband footprint was a priority for us in 2005. We ended 2005 with approximately 38,000 Wi-Fi and wired hotspots worldwide, approximately 36,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to remotely access their corporate networks from more locations, at higher speeds and contributed to a $6.5 million increase in broadband usage revenue in 2005 over 2004.

      Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as continue to increase fee revenues from endpoint policy management and other fee based services. In 2006, we expect to see continued growth in our business. However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”
Sources of Revenues
      We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. Our usage-based revenues represented 87%, 92% and 93% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively.
      We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 5.2% and 1.4% of our total revenues for the years ended December 31, 2005 and 2004, respectively.
      We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from fees, represented approximately 13% and 8% of our revenues for the years ended December 31, 2005 and 2004, respectively.
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

Revenue Recognition

Services and Fees
      We derive substantially all of our revenues from usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is reasonably assured.
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
      We typically provide our customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee. Revenues relating to one-time fees are recognized on a straight-line basis over the term of the initial contract, generally one to three years as we can not reasonably estimate the period of performance. Revenues relating to annual fees are recognized on a straight-line basis. Revenues for monthly services are recognized during the month that these services are provided.

License and Maintenance
      License revenue consists of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable as prescribed by AICPA Statement of Portion (“SOP”) 97-2. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products on a when-and-if available basis and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.
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
      When we assess the likelihood that we will be able to recover our deferred tax assets, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2005 included three years of historical operating profits and a projection of future income limited to three years which coincides with the period over which we recorded historical operating profits. We continue to closely monitor available evidence and may adjust our valuation allowance in future periods.
      Although we believe it is more likely than not that we will realize our net deferred tax assets, there is no guarantee this will be the case as our ability to use the net operating losses is contingent upon our ability to generate sufficient taxable income in the carryforward period. At each period end, we reassess our ability to realize our net operating losses. If we conclude it is more likely than not that we would not realize the benefit of our net operating losses, we may have to re-establish all or a portion of the valuation allowance and therefore record a significant charge to our results of operations.

Allowance for Doubtful Accounts
      Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate for the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.0 million, $2.1 million and $2.3 million as of December 31, 2005, 2004 and 2003, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.
RESULTS OF OPERATIONS
Revenue

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
Total Revenue	$169,373	$3,054	1.8%	$166,319	$30,241	22.2%	$136,078
      Total revenue increased slightly in 2005 as compared to 2004 due to offsetting factors. Revenues generated from dial up usage decreased from $150.5 million in 2004 to $138.1 million in 2005. This represents a decrease of $12.4 million or 9%. This was offset in part by increases in revenues generated from broadband usage and fees. Revenues generated from usage of our broadband services were $8.8 million and $2.3 million dollars for the years ended December 31, 2005 and 2004, respectively. Fee revenue increased from $13.6 million in 2004 to $22.5 million in 2005. We expect revenue from dial up usage to continue to decrease in absolute dollars as well as a percentage of total revenue, but we can not reasonably estimate if the decline will be consistent with that seen from 2004 to 2005. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2005, 2004 or 2003. Revenues from fees represented approximately 13%, 8% and 7% of our total revenue in 2005, 2004, and 2003, respectively.
      The growth in total revenue in 2004 over 2003 was due primarily to an increase in the usage of our services resulting from an increased number of end users of our services at new and existing customers. Distinct end users of our service increased to 518,000 in the month of December of 2004, compared to 447,000 for the same period in 2003.
      International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 45%, 41% and 39% of total revenues in 2005, 2004 and 2003, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 29%, 24% and 21% of total revenues in 2005, 2004 and 2003, respectively. The increase in EMEA as a percent of revenues has been driven by the expansion of our sales force in the region. Revenues in the Asia Pacific region represented 12%, 13% and 14% of total revenues in 2005, 2004 and 2003, respectively. Revenues in the United Kingdom accounted for 14% and 11% of total revenues in 2005 and 2004, respectively. No individual foreign country accounted for 10% or more of total revenues in 2003. To date, substantially all of our revenues have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.
Operating Expenses

Network Access
      Network access expenses consist of charges for access, principally by the minute, that we pay to our network service providers.

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
Network access expenses	$42,109	$4,770	12.8%	$37,339	$7,218	24.0%	$30,121
As a percent of revenue	24.9%	—	2.4%	22.5%	—	0.4%	22.1%
      The growth in network access expenses in 2005 over 2004 was due primarily to increased usage of our virtual network with respect to our broadband services. For our dial-up access costs, we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our existing network service provider contracts in 2005. While network access costs for broadband access are higher than those for dial-up, we believe that going forward, we will have the ability to negotiate lower rates for access to broadband networks. We expect network access expenses to continue to increase in absolute dollars and increase as a percentage of revenues as usage of our virtual network increases.
      The growth in network access expenses in 2004 over 2003 was due primarily to increased usage of our virtual network. In 2004, we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts, resulting in lower network access costs for dial-up. This was offset in part by an increase in network access expenses for broadband usage.

Network Operations
      Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
Network operations expenses	$20,783	$1,742	9.1%	$19,041	$4,735	33.1%	$14,306
As a percent of revenue	12.3%	—	0.9%	11.4%	—	0.9%	10.5%
      The increase in network operations expenses from 2004 to 2005 in absolute dollars was due primarily to $1.1 million in additional compensation and benefits expense due to an increase in personnel, $497,000 additional depreciation expense on network operations equipment in support and expansion of our virtual network and $404,000 of additional transaction center fees and communication lines expenses. This was offset in part by a $443,000 decrease in fees paid to consultants. To the extent that we continue to expand our operations, we expect that our network operations expenses will increase in absolute dollars, and increase slightly as a percentage of total revenue.

      The increase in network operations expenses in 2004 over 2003 in absolute dollars was due primarily to $1.8 million in additional compensation and benefits expense due to an increase in personnel, $840,000 of additional transaction center fees, and $680,000 of additional depreciation expense on network operations equipment in support and expansion of our virtual network. There was also an additional $530,000 in license and maintenance fees as well as $250,000 in additional consulting fees. The remaining portion of the increase was due to individually insignificant items. Network operations expenses increased slightly as a percentage of total revenue as we continued to increase both the capacity and redundancy of our virtual network.

Research and Development
      Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
Research and development expenses	$17,571	$3,767	27.3%	$13,804	$3,860	38.8%	$9,944
As a percent of revenue	10.4%	—	2.1%	8.3%	—	1.0%	7.3%
      The increase in research and development expenses from 2004 to 2005 was due primarily to an additional $2.6 million of compensation and benefits expenses related to an increase in headcount, $160,000 in fees paid to consultants to further develop our service and $171,000 in technology association fees. The increase as a percentage of revenues was due to the continued acceleration of our development of new products, the integration of technology acquired into existing products and services as a result of our two acquisitions of Safe3w and Mobile Automation in third and fourth quarters of 2004, respectively, as well as the increase in research and development personnel as a result of those acquisitions. We expect that our research and development expenses will continue to increase slightly in absolute dollars as we develop and enhance new and existing service offerings, but to remain relatively constant as a percentage of revenues.
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

Sales and Marketing
      Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
Sales and marketing expenses	$50,448	$3,868	8.3%	$46,580	$5,531	13.5%	$41,049
As a percent of revenue	29.8%	—	1.8%	28.0%	—	(2.2)%	30.2%
      The increase in sales and marketing expenses in 2005 over 2004 in absolute dollars was due primarily to an additional $2.6 million in compensation and benefits expenses due to the additional sales personnel from the Mobile Automation acquisition as well as the expansion of the sales organization in the EMEA region. There was also an increase of $406,000 in marketing programs, including trade shows and promotions. The increase also included $977,000 in compensation and benefits expenses for existing marketing personnel. The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will increase in absolute dollars to the extent revenues increase and/or we expand our sales force and increase marketing activities, but will remain relatively constant as a percentage of revenues.
      The increase in sales and marketing expenses in 2004 over 2003 in absolute dollars was due primarily to an additional $2.3 million in compensation and benefits expenses resulting from the expansion of the sales organization in the EMEA and Asia Pacific regions, as well as the additional sales personnel from the acquisition of Mobile Automation in the fourth quarter of 2004. The increase also included $1.2 million of additional advertising and public relations expenses, as well as a $410,000 increase in compensation and benefits expenses for additional marketing personnel. The remaining portion of the increase was due to individually insignificant items.

General and Administrative
      General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
General and administrative expenses	$17,059	$(731)	(4.1)%	$17,790	$3,558	25.0%	$14,232
As a percent of revenue	10.1%	—	(0.6)%	10.7%	—	0.2%	10.5%
      General and administrative expenses decreased slightly in absolute dollars and remained relatively constant as a percentage of revenues from 2004 to 2005. Part of the increase in general and administrative expenses in 2005 was $275,000 in compensation and benefits expenses offset in part by a $937,000 decrease in bad debt expense. The remaining portion of the change from 2004 to 2005 was due to a net decrease of various individually insignificant accounts. We expect that our general and administrative expenses will increase in absolute dollars to the extent that we expand our operations, but to remain relatively constant as a percentage of revenues.
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

Amortization of Stock-Based Compensation
      We record stock-based compensation charges in the amount by which the option exercise price or the restricted stock purchase price is less than the fair value of our common stock at the date of grant. We amortize this compensation expense on an accelerated basis over the vesting period of the applicable agreements, generally four years. Amortization of stock-based compensation expense relates to stock options granted to employees prior to our initial public offering in July of 2003.

	December 31,

		Change			Change

	2005	$	%	2004	$	%	2003

	(In thousands, except percentages)
Amortization of stock-based compensation expense	$1,137	$(1,205)	(51.5)%	$2,342	$(1,727)	(42.4)%	$4,069
As a percent of revenue	0.7%	—	(0.7)%	1.4%	—	(1.6)%	3.0%
      We expect to incur amortization of stock-based compensation expense of at least $498,000 in 2006 and $95,000 in 2007 and thereafter. The amount of amortization of stock-based compensation expense to be recognized in future periods could decrease if stock options for which accrued but unvested compensation expense has been recorded are forfeited. Amortization of stock-based compensation may change upon the adaptation of SFAS No. 123R in 2006.

Amortization of Acquired Tangibles
      Amortization of acquired intangibles was $2.4 million and $457,000 for the years ended December 31, 2005 and 2004, respectively. The increase from 2004 to 2005 was due to the intangible assets being amortized over the entire year in 2005 as they were acquired during 2004.
Non-Operating Expenses

Other Income, Net
      Other income net, consists of the net total of interest income and interest expense for the period.
      Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $3.9 million, $2.3 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in interest and other income in 2005 was due to an increase in the average cash, cash equivalents and short-term investment balances for the period and an increase in the rate of return on our investments as compared to the same period in 2004.
      Interest expense consists of interest paid on our line of credit and loans, as well as amortization of a loan discount associated with the fair value of warrants issued in connection with our financing activities prior to 2004. Interest expense was $620,000 in 2003. There was no interest expense for the year ended December 31, 2004 and 2005. The decrease in interest expense is due to the paying off of our line of credit and all outstanding loans payable in July and August 2003.

Provision for Income Taxes
      The provision for income taxes was $8.9 million in 2005, compared to a provision of $12.2 million in 2004. The decrease is due to a decrease in income before income taxes from $31.3 million in 2004 to $21.8 million in 2005. The increase in the provision for income taxes from $9.0 million in 2003 was due to an increase in income before income taxes in 2004 over 2003. The effective tax rate was 41% for the year ended December 31, 2005 and 39% for the years ended December 31, 2004 and 2003. The increase in the 2005 effective tax rate was due to the recording of book to tax return true-ups in the fourth quarter of 2005.
Liquidity and Capital Resources
      From our inception in July 1996 through our initial public offering of our common stock in July 2003, we funded our operations primarily through issuances of preferred stock, which provided us with aggregate net proceeds of approximately $86.5 million. In July 2003, we completed the sale of 8,050,000 shares of common stock in an initial public offering, which includes the underwriters’ exercise of an over-allotment option, and realized net proceeds of $102.7 million. We used $10.9 million of the net proceeds to pay off all outstanding balances on loans payable and line of credit.
      Net cash provided by operating activities was $32.1 million for the year ended December 31, 2005, compared to $37.8 million for the year ended December 31, 2004 and $23.7 million for the year ended December 31, 2003. The decrease in cash provided by operating activities in 2005 is due primarily to our total revenues increasing by approximately $3.1 million, while operating expenses increased by $14.1 million as compared to 2004.
      Net cash used in investing activities in 2005 was $32.5 million in 2005 compared to $59.9 million in 2004 and $99.2 million in 2003, respectively. Net cash used in investing activities in 2005 was from the purchases of $170.4 million in short-term investments, offset by the maturities of short-term investments in the amount of $141.8 million as well as $3.9 million for the purchases of property and equipment. Net cash used in investing activities in 2004 was from the purchases of $156.3 million in short-term investments, offset by the maturities of short-term investments in the amount of $131.1 million. Net cash used in investing activities also included

$28.4 million for the acquisition of Safe3w and Mobile Automation as well as $6.2 million for the purchases of property and equipment.
      Net cash provided by financing activities in 2005 was $3.8 million, compared to $10.9 million and $93.2 million in 2004 and 2003, respectively. Cash provided by financing activities in 2005 was from proceeds from the issuance of common stock for employee stock options and through the employee stock purchase program. Cash provided by financing activities in 2004 was the result of proceeds from the issuance of common stock for employee stock options plus the receipt of payment of shareholder notes receivable. In comparison, cash provided by financing activities in 2003 was primarily due to net proceeds from our initial public offering, offset in part by the payment of all outstanding balances on our line of credit and loans payable.
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
      As of December 31, 2005, our principal source of liquidity was $184.6 million of cash, cash equivalents and short-term investments.

Off-Balance Sheet Arrangements
      At December 31, 2004 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments
      At December 31, 2005, we had no material commitments for capital expenditures.
      We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through December 2007. Other than in the approximately 24 countries in which our sole dial-up network service provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers.
      Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. In May 2005, we consolidated several term license agreements that were set to expire into a single, long-term operating lease with a vendor. Future minimum purchase commitments and operating lease payments under these agreements as of December 31, 2005 are as follows (in thousands):

Year ending December 31:
2006	$1,387
2007	1,066
2008	1,066
2009	266

$3,785

      We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of December 31, 2005 are as follows (in thousands):

Year ending December 31:
2006	$4,145
2007	4,279
2008	4,374
2009	4,311
2010	1,453

$18,562

Tabular Disclosure of Contractual Obligations

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Yr	1-3 Years	3-5 Years	5 Yrs

Operating Lease Obligations	$18,562	$4,145	$8,653	$5,764	$—
Purchase Obligations	3,785	1,387	2,132	266	—

Total Contractual Obligations	$22,347	$5,532	$10,785	$6,030	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Sensitivity
      As of December 31, 2005, we had cash, cash equivalents, and short-term investments totaling $184.6 million. Our investment portfolio consists of auction rate and money market securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are classified as available for sale. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.
      As of December 31, 2004, we had cash and cash equivalents of $152.3 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates would have caused the interest generated by, and the fair value of, these short-term investments to change by an immaterial amount.

      The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

	Expected Maturity Date
	for Par Value Amounts
	for the Year Ended				As of
	December 31,				Dec. 31, 2005
				Total Cost
	2006	2007	2008	Value	Total Fair Value

U.S. Government agencies	$85,405	$11,900	$20,490	$119,981	$119,508
Corporate notes	15,915	—	—	16,248	16,191
Auction rate and money market securities	11,000	—	—	11,000	11,028

Total	$112,320	$11,900	$20,490	$147,229	$146,727

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
Supplementary Data
      The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2005 (in thousands, except per share amounts):

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2005
Revenues	$44,072	$43,125	$41,881	$40,295
Operating income	5,961	4,536	4,683	2,719
Net income	4,089	3,331	4,210	1,265
Basic net income per share	$0.07	$0.05	$0.07	$0.02
Diluted net income per share	$0.06	$0.05	$0.06	$0.02

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2004
Revenues	$40,695	$40,394	$41,912	$43,318
Operating income	7,140	7,194	7,950	6,682
Net income	4,697	4,489	5,206	4,676
Basic net income per share	$0.08	$0.07	$0.08	$0.08
Diluted net income per share	$0.07	$0.07	$0.08	$0.07

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC reports are recorded, processed, summarized and reported within the time periods specified in the in the SEC’s rules and the SEC reports.
Changes in Internal Control Over Financial Reporting
      In addition, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information relating to our executive officers and directors will be presented under the captions “Proposal 1 — Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement in connection with our 2006 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2006 (the “Proxy Statement”). That information is incorporated into this report by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following financial statements are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules
      None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.(1)
2.2	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005.(2)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws, as amended.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate.(3)
10.1	2003 Equity Incentive Plan and form of related agreements, as amended.(3)
10.1.1	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan (containing additional vesting terms).
10.2	2003 Non-Employee Directors Plan, as amended.(4)
10.3	1999 Stock Option Plan and form of related agreements.(3)
10.4	1997 Stock Option Plan and form of related agreements.(3)
10.5	Interim 1999 Stock Option Plan.(3)
10.6	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(3)
10.7	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(3)
10.8	Lease Agreement, dated October 26, 1999, between Registrant and Westport Joint Venture (as amended).(3)
10.9	Amended and Restated Investor Rights Agreement, dated August 8, 2000, between Registrant, founders and holders of the Registrant’s Preferred Stock.(3)
10.10	Form of Indemnity Agreement.(3)

Exhibit
Number	Description of Document

10.11	Employment Agreement, dated November 13, 2001, between Registrant and Kenneth D. Denman.(3)
10.12	Form of Offer Letter to Executive Officers.(3)
10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.
10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc.
10.15	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant, and modifications thereto.(3)
10.16	2006 Annual Executive Management Bonus Plan.
10.17	Outside Director Compensation Arrangement.(5)
10.18	Executive Officer Cash Compensation Arrangement.(6)
10.19	Offer Letter to Thomas Thimot dated December 9, 2005.(7)
10.20	Transition Agreement with John Thuma dated January 20, 2006.(8)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated by reference herein.

(2)	Previously filed as exhibit 10.22 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on January 24, 2003, as amended, and incorporated by reference herein.

(4)	Previously filed as exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated by reference herein.

(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(6)	Previously disclosed under the caption “Compensation of Executive Officers” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(7)	Previously filed as exhibit 10.23 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(8)	Previously filed as exhibit 10.24 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
iPass Inc.:
      We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iPass Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
iPass Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that iPass Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of iPass is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that iPass maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, iPass maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPass Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 15, 2006

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$37,829	$34,395
Short-term investments	146,727	117,940
Accounts receivable, net of allowance for doubtful accounts of $2,040 and $2,071, respectively	23,347	23,884
Prepaid expenses and other current assets	3,777	3,161
Deferred income tax assets	4,555	8,642

Total current assets	216,235	188,022
Property and equipment, net	9,210	10,111
Other assets	1,561	1,224
Acquired intangibles, net	8,776	11,143
Goodwill	18,692	20,013

Total assets	$254,474	$230,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,669	$9,154
Accrued liabilities	12,523	11,153
Deferred revenue	3,031	2,984

Total current liabilities	28,223	23,291

Total liabilities	28,223	23,291

Commitments (Note 9)
Stockholders’ equity:
Common stock, $.001 par value; authorized 250,000,000 shares; issued and outstanding 64,202,765 and 62,756,718 shares, respectively	64	63
Additional paid-in capital	245,456	240,629
Deferred stock-based compensation	(593)	(1,782)
Accumulated other comprehensive loss	(307)	(424)
Accumulated deficit	(18,369)	(31,264)

Total stockholders’ equity	226,251	207,222

Total liabilities and stockholders’ equity	$254,474	$230,513

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2005	2004	2003

Revenues	$169,373	$166,319	$136,078

Operating expenses:
Network access	42,109	37,339	30,121
Network operations	20,783	19,041	14,306
Research and development	17,571	13,804	9,944
Sales and marketing	50,448	46,580	41,049
General and administrative	17,059	17,790	14,232
Amortization of stock-based compensation(1)	1,137	2,342	4,069
Amortization of acquired intangibles	2,367	457	—

Total operating expenses	151,474	137,353	113,721

Operating income	17,899	28,966	22,357

Other income:
Interest income and other	3,899	2,298	1,133
Interest expense	—	—	(620)

Total other income, net	3,899	2,298	513

Income before income taxes	21,798	31,264	22,870
Provision for income taxes	8,903	12,196	8,968

Net income	$12,895	$19,068	$13,902

Net income per share:
Basic	$0.20	$0.31	$0.26
Diluted	$0.19	$0.29	$0.23
Number of shares used in per share calculations:
Basic	63,353,779	60,770,680	53,474,537
Diluted	66,277,342	65,645,757	60,622,040
(1) Amortization of stock-based compensation consists of:
Network operations	$163	$335	$551
Research and development	175	352	468
Sales and marketing	265	554	984
General and administrative	534	1,101	2,066

Total amortization of stock-based compensation	$1,137	$2,342	$4,069

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Notes
	Convertible					Receivable		Accumulated		Total
	Preferred Stock		Common Stock		Additional	from	Deferred	Comprehensive		Stock-
					Paid-In	Stock-	Stock-Based	Income	Accumulated	holders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	holders	Compensation	(Loss)	Deficit	Equity	Income

Balances, December 31, 2002	35,273	35	16,013	16	119,268	(2,644)	(2,841)	—	(64,234)	49,600	$29,759

Issuance of common stock in initial public offering, net of issuance costs of $10,043	—	—	8,050	8	102,649	—	—	—	—	102,657	—
Conversion of convertible preferred stock into common stock	(35,273)	(35)	35,273	35	—	—	—	—	—	—	—
Exercise of stock options	—	—	662	1	962	—	—	—	—	963	—
Exercise of warrants	—	—	485	—	—	—	—	—	—	—	—
Interest earned on stockholder note receivable	—	—	—	—	—	(187)	—	—	—	(187)	—
Cancellation of unvested stock options	—	—	—	—	(282)	—	282	—	—	—	—
Deferred stock- based compensation	—	—	—	—	5,836	—	(5,836)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	4,069	—	—	4,069	—
Fair value of options issued to non-employees	—	—	—	—	392	—	—	—	—	392	—
Tax benefit from employee stock option plans	—	—	—	—	201	—	—	—	—	201	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	—	—	125	—	125	125
Net income	—	—	—	—	—	—	—	—	13,902	13,902	13,902

Balances, December 31, 2003	—	—	60,483	60	$229,026	$(2,831)	$(4,326)	$125	$(50,332)	$171,722	$14,027

Exercise of stock options	—	—	1,886	2	5,239	—	—	—	—	5,241	—
Employee stock purchase plan — common stock issued	—	—	388	1	2,735	—	—	—	—	2,736	—
Payment of stockholder notes receivable	—	—	—	—	—	2,887	—	—	—	2,887	—
Interest earned on stockholder note receivable	—	—	—	—	—	(56)	—	—	—	(56)	—
Cancellation of unvested stock options	—	—	—	—	(202)	—	202	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—
Tax benefit from employee stock option plans	—	—	—	—	3,831	—	—	—	—	3,831	—
Unrealized loss on available-for-sale investments, net	—	—	—	—	—	—	—	(549)	—	(549)	(549)
Net income	—	—	—	—	—	—	—	—	19,068	19,068	19,068

Balances, December 31, 2004	—	—	62,757	63	$240,629	—	$(1,782)	$(424)	$(31,264)	$207,222	$18,519

Exercise of stock options	—	—	1,041	1	1,960	—	—	—	—	1,961	—
Employee stock purchase plan — common stock issued	—	—	405	—	1,840	—	—	—	—	1,840	—
Cancellation of unvested stock options	—	—	—	—	(52)	—	52	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	1,137	—	—	1,137	—
Tax benefit from employee stock option plans	—	—	—	—	1,079	—	—	—	—	1,079	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	—	—	117	—	117	117
Net income	—	—	—	—	—	—	—	—	12,895	12,895	12,895

Balances, December 31, 2005	—	—	64,203	64	$245,456	—	$(593)	$(307)	$(18,369)	$226,251	$13,012

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$12,895	$19,068	$13,902
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	1,137	2,342	4,069
Amortization of warrants issued	—	—	8
Amortization of acquired intangibles	2,367	457	—
Depreciation and amortization	4,783	4,386	3,810
Stock-based compensation	—	—	392
Tax benefit from employee stock option plans	1,079	3,831	201
Deferred income taxes	5,700	10,842	6,958
Interest on shareholder notes receivable	—	(56)	(187)
Provision for doubtful accounts	163	1,100	1,176
Loss on disposals of property and equipment	—	—	45
Realized loss on investments, net	31	98	—
Changes in operating assets and liabilities:
Accounts receivable	374	(3,433)	(7,607)
Prepaid expenses and other current assets	(616)	250	(1,991)
Other assets	(337)	30	(22)
Accounts payable	3,515	1,733	442
Accrued liabilities	1,058	(2,894)	2,486

Net cash provided by operating activities	32,149	37,754	23,682

Cash flows from investing activities:
Purchases of short-term investments	(170,422)	(156,310)	(98,854)
Maturities of short-term investments	141,788	131,072	5,340
Purchases of property and equipment	(3,882)	(6,186)	(5,683)
Acquisition of Safe3w, net of cash acquired	—	(8,481)	—
Acquisition of Mobile Automation, net of cash acquired	—	(19,964)	—

Net cash used in investing activities	(32,516)	(59,869)	(99,197)

Cash flows from financing activities:
Net proceeds from initial public offering	—	—	102,657
Proceeds from loans payable	—	—	1,483
Payments on loans payable	—	—	(5,064)
Payments on line of credit, net	—	—	(6,794)
Proceeds from issuance of common stock	3,801	7,977	963
Proceeds from payment of stockholder notes receivable	—	2,887	—

Net cash provided by financing activities	3,801	10,864	93,245

Net increase (decrease) in cash and cash equivalents	3,434	(11,251)	17,730
Cash and cash equivalents at beginning of year	34,395	45,646	27,916

Cash and cash equivalents at end of year	$37,829	$34,395	$45,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$486
Cash paid for taxes	$1,094	$1,485	$1,362
The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business
      iPass Inc. (the “Company”, “iPass” or “we”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from approximately 160 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 300 telecommunications carriers, internet service providers and other network service providers around the globe. In addition, we provide policy management services that extend our secure offering to enable better protection of user identities, the integrity of an enterprise’s remote and mobile computer systems, or endpoints, as well as an enterprise’s network. These services can be used in conjunction with iPass Corporate Access or over non-iPass network connections. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.
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

Principles of Consolidation
      The accompanying consolidated financial statements include the financial statements of iPass Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain reclassifications have been made to prior year amounts to reflect the current year presentation.

Foreign Currency Translation
      Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Operations. Foreign currency transaction gains and losses were not significant for the years ended December 31, 2005, 2004 and 2003.

Comprehensive Income
      Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the total of net income and all other non-owner changes in equity. Comprehensive income includes net income and unrealized gains and losses on available-for-sale securities.
      Comprehensive income is comprised of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Net income	$12,895	$19,068	$13,902
Comprehensive income:
Change in accumulated unrealized gain (loss) on available-for-sale securities	117	(549)	125

Total comprehensive income	$13,012	$18,519	$14,027

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
      The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of December 31, 2005 and 2004, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2005, 2004 and 2003, no customer represented more than 10% of total revenues.
      For the three years ended December 31, 2005, 2004 and 2003, suppliers representing greater than 10% of network access expenses were as follows:

Access Provider:	2005	2004	2003

A	5.5%	6.8%	14.2%
B	9.4%	16.8%	21.3%
      In addition, certain contracts the Company has entered into with these access providers contain minimum purchase commitments (see Note 9).

Fair Value of Financial Instruments
      For the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximate fair value due to the relatively short maturities of the financial instruments.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation of property and equipment and amortization of leasehold improvements is calculated using the straight-line method over the estimated useful lives of the related assets as follows:
      Equipment (Three years)
      Furniture and fixtures (Five years)
      Computer software and equipment (Three years)
      Leasehold improvements (Shorter of useful life or lease term)

Goodwill and Other Intangible Assets
      Goodwill and intangible assets are recorded from our corporate acquisition transactions. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” our goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually, or as circumstances indicate their value may no longer be recoverable. We generally perform our annual impairment test at the end of the fiscal year. As we operate our business in one reporting segment, our goodwill is tested for impairment at the enterprise level. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment. Other purchased intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives, and tested annually for impairment as well. No impairment losses were incurred in the years presented.

Impairment of Long-Lived Assets
      The Company periodically evaluates the carrying amount of its property and equipment, when events or changes in business circumstances have occurred, which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the fair value of the assets. There have been no such impairment charges during any of the periods presented.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is required under SFAS 123, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	For the Year Ended December 31,

	2005	2004	2003

Net income — as reported	$12,895	$19,068	$13,902
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	671	1,429	2,523
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(3,570)	(3,699)	(3,029)

Pro forma net income	$9,996	$16,798	$13,396

Basic net income per common share:
As reported	$0.20	$0.31	$0.26
Pro forma	$0.16	$0.28	$0.25
Diluted net income per common share:
As reported	$0.19	$0.29	$0.23
Pro forma	$0.15	$0.26	$0.22
      The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $1.54, $2.05 and $4.35, respectively.
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the twelve months ended December 31, 2005, 2004 and 2003:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Year Ended December 31,			For the Year Ended December 31,

	2005	2004	2003	2005	2004	2003

Risk-free rate	3.9%	3.0%	2.0%	3.7%	1.6%	—
Expected dividend yield	0%	0%	0%	0%	0%	—
Expected volatility	35-41%	41-47%	43%	36-41%	32-52%	—
Expected life	3 Years	3 Years	3 Years	.5 Years	.5 Years	—

*	Note that the employee stock purchase plan commenced on July 23, 2003 with the first purchase occurring on April 30, 2004.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Services and Fees
      The Company derives substantially all of its revenues from usage fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is reasonably assured.
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
      The Company typically provides its customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee. Revenues relating to one-time fees are recognized on a straight-line basis over the term of the initial contract, generally one to three years as we can not reasonably estimate the period of performance. Revenues relating to annual fees are recognized on a straight-line basis. Revenues for monthly services are recognized during the month that these services are provided.

License and Maintenance
      License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable as prescribed by AICPA Statement of Position (“SOP”) 97-2. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by AICPA Statement of Position (“SOP”) 98-9. Revenue from subscription license agreements, which include software, rights to future products on a when-and-if available basis and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.
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
      If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized regarding such costs through December 31, 2005.

Advertising
      Advertising and promotional costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003 were approximately $435,000, $989,000 and $1.4 million, respectively.

Software Development Costs
      Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.
      The Company capitalizes the costs of computer software developed or obtained for internal use. During the years ended December 31, 2005, 2004 and 2003, the Company had no capitalized software development costs. Development costs are amortized over the estimated useful life of the software developed. As of December 31, 2005 and 2004, the Company had no capitalized software development costs.

Recent Accounting Pronouncements
      In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires recognition of the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The accounting provisions for SFAS 123 are effective beginning with the first annual reporting period that begins after June 15, 2005, and we will be required to implement SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the years ended December 31, 2005, 2004 and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption of SFAS 123R to have a significant adverse impact on our Consolidated Statements of Operations and net income per share.
      In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. If required, the application of FAS 154 may have a material effect on our financial position on our results of operations.

Note 3.	Short-Term Investments
      The following tables summarize the Company’s short-term investments as of December 31, 2005 and 2004 (in thousands):

	Short-Term Investments

		Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

U.S. Government agencies	$119,981	$—	$(473)	$119,508
Corporate notes	16,248	—	(57)	16,191
Auction rate and money market securities	11,000	28	—	11,028

	$147,229	$28	$(530)	$146,727

	Short-Term Investments

		Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

U.S. Government agencies	$103,357	$—	$(368)	$102,989
Corporate notes	15,007	—	(56)	14,951

	$118,364	$—	$(424)	$117,940

      The following table summarizes the principal amounts of the Company’s short-term investments by expected maturity date (in thousands):

		Expected Maturity
		Date
		for Par Value
		Amounts
		For the Year Ended			As of
		December 31,			Dec. 31, 2005
				Total Cost
	2006	2007	2008	Value	Total Fair Value

U.S. Government agencies	$85,405	$11,900	$20,490	$119,981	$119,508
Corporate notes	15,915	—	—	16,248	16,191
Auction rate and money market securities	11,000	—	—	11,000	11,028

Total	$112,320	$11,900	$20,490	$147,229	$146,727

      The Company recognized gross realized losses of $31,000 and no gross realized gains for the year ended December 31, 2005. We recognized gross realized gains of $17,000 and gross realized losses of $115,000 for the year ended December 31, 2004. There were no recognized gains or losses on short-term investments for the year ended December 31, 2003. The Company has not recorded any impairment loss relating to an other-than-temporary impairment in the fair value of its short-term investments as the Company has the ability to hold the security until maturity.
      The Company had unrealized losses related to its corporate and government securities at December 31, 2005. These securities are subject to interest rate risk, which resulted in the unrealized losses. There are no

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securely impaired investments or investments that have been impaired for an extended duration as we typically purchase securities with maturities that are due within one to two years.

Note 4.	Allowance for Doubtful Accounts
      Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	Beginning			Ending
	Balance	Provisions	Charge Offs	Balance

Year ended December 31, 2003	$1,500	$1,176	$(328)	$2,348
Year ended December 31, 2004	$2,348	$1,100	$(1,377)	$2,071
Year ended December 31, 2005	$2,071	$163	$(194)	$2,040

Note 5.	Property and Equipment
      Property and equipment consisted of:

	December 31,	December 31,
	2005	2004

	(In thousands)
Equipment	$19,839	$17,906
Furniture and fixtures	3,498	2,538
Computer software and equipment	4,919	4,312
Leasehold improvements	2,002	1,620

	30,258	26,376
Less: Accumulated depreciation and amortization	(21,048)	(16,265)

Property and equipment, net	$9,210	$10,111

      Depreciation expense was $4,917,000, $4,386,000 and $3,711,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 6.	Accrued Liabilities
      Accrued liabilities consisted of:

	December 31,	December 31,
	2005	2004

	(In thousands)
Accrued commissions	$3,067	$2,928
Accrued liabilities	3,961	3,946
Deferred rent	1,618	1,630
Paid time off payable	1,715	1,631
Income taxes payable	1,724	553
Other accrued liabilities	438	465

	$12,523	$11,153

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Business Combinations

Safe3w
      In September 2004, the Company completed its acquisition of Safe3w, Inc., a privately-held Woodbury, New York company that has developed patented dynamic device “fingerprinting” technology. The Company acquired 100% of the interest in Safe3w in a cash transaction for approximately $8.5 million. The Company plans to incorporate Safe3w’s technology into its existing products. The total purchase price includes $300,000 in direct transactions costs, including legal and valuation fees.
      The results of operations of Safe3w are included in the Company’s Consolidated Statement of Operations beginning September 16, 2004, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

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
      Uncertainties about tax bases or about preacquisition tax returns are, when resolved subsequent to the business combination, applied to reduce or increase goodwill in accordance with FAS 109, paragraph 30. In completing the preacquisition tax return of Safe3W, Inc. during 2005, additional tax basis in assets was identified and additional tax net operating loss carryforward was also identified. The net increase to deferred tax assets resulting from these items, after adjustment to valuation allowance, was credited against goodwill initially recorded as a result of the acquisition in the amount of $491,000. Acquisition goodwill was further adjusted as a result of the utilization of acquired company tax net operating losses for which a valuation allowance was recorded upon acquisition in the amount of $104,000.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobile Automation
      In October 2004, the Company completed its acquisition of Mobile Automation, Inc., a privately-held Westlake Village, California company that has developed solutions that help enterprise IT departments protect and manage their remote and mobile devices such as computers and personal data assistants (PDAs). The Company acquired 100% of the interest in Mobile Automation in a cash transaction for approximately $20.0 million. The Company plans to enhance its product offering to its customers who use remote and mobile devices. The total purchase price includes $187,000 in direct transactions costs, including legal and valuation fees.
      The results of operations of Mobile Automation are included in the Company’s Consolidated Statement of Operations beginning October 29, 2004, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

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
      In completing the preacquisition tax return of Mobile Automation, Inc. during 2005, additional tax basis in assets was identified and additional tax net operating loss carryforward was also identified. The net increase to deferred tax assets resulting from these items, after adjustment to valuation allowance, was credited against goodwill initially recorded as a result of the acquisition in the amount of $359,000. Acquisition goodwill was further adjusted as a result of the utilization of acquired company tax net operating losses for which a valuation allowance was recorded upon acquisition in the amount of $367,000.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GoRemote Internet Communications
      On December 9, 2005, the Company announced the acquisition of GoRemote Internet Communications, Inc. (“GoRemote”), a publicly-traded company headquartered in Milpitas, California that provides enterprises managed broadband and connectivity services. The Company acquired 100% of the outstanding shares of GoRemote in a cash transaction for $1.71 per share of GoRemote common stock and $3.37 per share of GoRemote Series A preferred stock for a total transaction value of approximately $75.8 million. The Company plans to expand its product offering to its customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. On February 13, 2006, the stockholders of GoRemote approved the merger and on February 15, 2006, the certificate of merger was filed and the merger was effective. The Company paid approximately $75.8 million in cash to acquire the approximately 43.3 million outstanding shares of GoRemote common stock and the approximately 541,631 shares of GoRemote Series A preferred stock. Although we plan to complete the purchase accounting for the transaction in the quarter ended March 31, 2006, we have disclosed the information required per SFAS No. 141 to the extent it was practicable.

Note 8.	Acquired Intangibles, net
      Acquired intangibles with finite lives as of December 31, 2005 and 2004 are classified as follows:

	As of December 31, 2005

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life

	(In thousands)
Existing technology	$7,900	$(1,927)	$5,973	5.5 Years
Patent/ Core technology	2,800	(673)	2,127	5.6 Years
Maintenance agreements and certain relationships	400	(78)	322	6.0 Years
Customer relationships	500	(146)	354	4.0 Years

Total acquired intangibles	$11,600	$(2,824)	$8,776	5.3 Years

	As of December 31, 2004

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life

	(In thousands)
Existing technology	$7,900	$(314)	$7,586	5.5 Years
Patent/ Core technology	2,800	(111)	2,689	5.6 Years
Maintenance agreements and certain relationships	400	(11)	389	6.0 Years
Customer relationships	500	(21)	479	4.0 Years

Total acquired intangibles	$11,600	$(457)	$11,143	5.3 Years

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the fiscal years (in thousands):
2004	$457
2005	$2,367
Estimated amortization expense for the fiscal years (in thousands):
2006	$2,367
2007	2,367
2008	2,067
2009	567
2010	556
Thereafter	852

Total estimated amortization expense	$8,776

      Prior to the acquisition of Safe3w and Mobile Automation in 2004, the Company had no acquired intangibles balances or expenses relating to the amortization of acquired intangibles.

Note 9.	Commitments and Contingencies
      We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of December 31, 2005 are as follows (in thousands):

Year ending December 31:
2006	$4,145
2007	4,279
2008	4,374
2009	4,311
2010	1,453

$18,562

      Rent expense under operating leases for the years ended December 31, 2005, 2004, and 2003 was $6.0 million, $5.7 million and $4.3 million, respectively (net of sublease income of $111,000 in 2003).
      As of December 31, 2005, the Company had minimum purchase commitments with network service providers that expire at various dates through 2009. Future minimum purchase commitments and operating lease payments under all agreements are as follows (in thousands):

Year ending December 31:
2006	$1,387
2007	1,066
2008	1,066
2009	266

$3,785

Legal Actions
      Beginning on January 14, 2005, three purported class action complaints were filed against us and certain of our executive officers in United States District Court for the Northern District of California. On March 2,

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with us are Kenneth D. Denman, Donald C. McCauley, Anurag Lal and Jon M. Russo. The Consolidated Amended Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in our revenue, earnings and growth prospects. iPass and the individual defendants moved to dismiss the complaint. The motion was heard on January 23, 2006, and the motion was granted on February 27, 2006. The court granted plaintiffs leave to file an amended complaint, which shall be due by March 30, 2006. The case is at an early stage and no trial date has been set. No discovery is expected to take place unless and until plaintiffs file a complaint that survives the individual defendants’ motion to dismiss. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
      On March 25, 2005, a stockholder purporting to act on our behalf filed a lawsuit entitled Narendar Gupta, et al. v. Kenneth Denman, et al., Case No. CIV445765 in the California Superior Court for the County of San Mateo against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. On April 6, 2005, a similar lawsuit entitled Eugene Danielson v. Kenneth D. Denman, et al., No. CIV446034 was filed in that same court. Both lawsuits were consolidated into a single action by stipulation and order dated April 26, 2005. The derivative action is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims for insider trading, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment and seeks monetary damages on behalf of iPass to be proven at trial. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. Plaintiffs filed a consolidated complaint on February 21, 2006, and the defendants have until March 28, 2006 within which to respond to the complaint. The case is at an early stage, no discovery has occurred and no trial date has been set. iPass and the individual defendants intend to take all appropriate actions to defend the suit. We cannot estimate any possible loss at this time.
      We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.
Note 10. 401(k) Plan
      Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching contributions. There were no matching contributions for the years ended December 31, 2005, 2004 or 2003. Beginning January 1, 2006, the Company will provide a 50% match to employee contributions up to 6% of an employee’s total compensation.

Note 11.	Income Taxes
      Income before income taxes includes net income from foreign operations of approximately $120,000, $968,000 and $736,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Current
U.S. federal	$1,972	$584	$518
State	828	583	1,285
Foreign	402	187	207

	3,203	1,354	2,010
Deferred
U.S. federal	5,182	9,371	7,451
State	518	1,471	(493)

	5,700	10,842	6,958

Total provision for income taxes	$8,903	$12,196	$8,968

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards. A partial valuation allowance was placed on the deferred tax assets relating to the net operating loss carryforwards obtained as a result of the acquisition of Safe3w and Mobile Automation in 2004, a portion of which were subsequently released in 2005. The components of deferred tax assets (liabilities) consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Deferred tax liabilities:
Acquired intangibles	$(3,689)	$(4,520)

Deferred tax assets:
Net operating loss carryforwards	5,777	11,461
Reserves and accruals	4,304	3,293
Other	1,745	1,624

Total deferred tax assets	11,826	16,378

Valuation allowance	(3,582)	(3,216)

Net deferred tax assets	8,244	13,162

Total net deferred income tax assets	$4,555	$8,642

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2005, 2004 and 2003, the provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax income before income taxes as a result of the following:

	2005	2004	2003

Federal statutory rate	35%	34%	34%
State taxes, net of federal benefit	5	6	2
Foreign taxes	2	—	—
Amortization of stock-based compensation	1	(1)	6
Research and development benefit	(4)	(2)	(3)
Other	2	2	—

Provision for income taxes	41%	39%	39%

      As of December 31, 2005, the Company had gross cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $15.0 million and $16.0 million, respectively, which expire in various periods through 2021. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest such as an IPO.
      The Company also has research and development tax credit carryforwards of approximately $1.9 million and $1.6 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts through 2025. The state tax credits can be carried forward indefinitely.
      In 2005, a portion of the valuation allowance placed on acquired company net operating losses in the amount of $471,000 was reversed as a result of the utilization of those net operating losses, with the offset going against goodwill.

Note 12.	Common Stock

Stock Option Plans
      In February 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). In June 1999, the Company adopted two option plans, the 1999 Stock Option Plan (1999 Plan) and the 1999 Interim Stock Option Plan (1999 Interim Plan). The 1997 Plan, the 1999 Plan, and the 1999 Interim Plan are collectively referred to as the Plans. Under the Plans, as amended, the Company is authorized to issue shares to employees, directors and consultants. The board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest over a four-year period and generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. At December 31, 2005, there were no shares of common stock subject to repurchase.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity under the Plans for the three years ended December 31, 2005 is summarized below:

	Shares
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

Balance as of December 31, 2002	1,148,945	7,008,318	$2.60
Authorized	8,859,026	—	—
Granted	(1,792,200)	1,792,200	6.00
Exercised	—	(661,550)	4.55
Cancelled	251,395	(251,395)	2.79

Balance as of December 31, 2003	8,467,166	7,887,573	3.46
Authorized	3,024,171	—	—
Granted	(4,497,933)	4,497,933	6.10
Exercised	—	(1,885,253)	2.75
Cancelled	385,267	(385,267)	3.11

Balance as of December 31, 2004	7,378,671	10,114,986	4.78
Authorized	3,637,835	—	—
Granted	(1,045,300)	1,045,300	5.88
Exercised	—	(1,041,176)	1.88
Cancelled	771,085	(771,085)	6.09

Balance at December 31, 2005	10,742,291	9,348,025	$5.12

Exercisable as of December 31, 2003		3,891,821	$3.45
Exercisable as of December 31, 2004		4,055,123	$3.83
Exercisable as of December 31, 2005		4,945,870	$4.39
      The following table summarizes the options outstanding as of December 31, 2005:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Exercise Prices	Options	(Years)	Price	Options	Price

$0.14-2.10	2,278,661	6.34	$1.07	1,923,927	$0.99
$2.50-5.05	2,392,966	6.59	$4.69	1,422,786	$4.57
$5.26-5.58	1,955,800	8.60	$5.35	659,797	$5.35
$5.75-20.02	2,720,598	8.14	$8.73	939,360	$10.42

	9,348,025	7.40	$5.12	4,945,870	$4.39

      The Company’s board of directors adopted the 2003 Employee Stock Purchase Plan, the 2003 Equity Incentive Plan and the 2003 Non-employee Directors Plan on January 15, 2003.

Stock-Based Compensation
      The Company records stock-based compensation charges in the amount, if any, by which the option exercise price or the restricted stock purchase price is less than the deemed fair value of common stock at the date of grant. Prior to the Company’s IPO, the Company’s board of directors determined the fair value of our

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock based upon several factors, including operating performance, issuances of convertible preferred stock, liquidation preferences of preferred stockholders, and valuations of other publicly-traded companies. The Company recorded deferred stock-based compensation totaling approximately $8,136,000 prior to July of 2003 that is being amortized on an accelerated basis over the corresponding vesting period, using the method outlined in FASB Interpretation No. 28. There was no deferred stock-based compensation recorded for the years ended December 31, 2005 or 2004. Deferred stock-based compensation was decreased by approximately $52,000, $202,000 and $282,000 for the years ended December 31, 2005, 2004 and 2003, due to forfeiture of accrued but unvested deferred stock-based compensation arising from the termination of employees. Amortization of deferred compensation expense for the years ended December 31, 2005, 2004 and 2003, was approximately $1,137,000, $2,342,000 and $4,069,000, respectively. Non-employee equity transactions were accounted for at fair value at each grant date pursuant to SFAS No. 123. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Note 13.	Segment Information
      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single reportable segment.
      International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 45%, 41% and 39% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues in the United Kingdom accounted for 14% and 11% of total revenues for the years ended December 31, 2005 and 2004, respectively. No individual foreign country accounted for 10% or more of total revenues in 2003.
      Substantially all of the Company’s long-lived assets are located in the United States. Revenues in the United States were $93.2 million for the year ended December 31, 2005.

Note 14.	Net Income Per Common Share
      In accordance with SFAS 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income per share excludes 352,778, 635,113 and 1,467,190 shares subject to repurchase for the years ended December 31, 2005, 2004 and 2003, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is not anti-dilutive. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

iPASS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,

	2005	2004	2003

Numerator:
Net income	$12,895	$19,068	$13,902

Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	63,353,779	60,770,680	53,474,537
Effect of dilutive securities:
Stock options	2,923,563	4,875,077	7,147,503
Denominator for diluted net income per common share — adjusted	66,277,342	65,645,757	60,622,040

Basic net income per common share	$0.20	$0.31	$0.26

Diluted net income per common share	$0.19	$0.29	$0.23

      The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,

	2005	2004	2003

Options to purchase common stock	1,904,406	804,250	351,200

      The weighted-average exercise price of options to purchase common stock excluded from the computation was $10.00, $14.56 and $18.12 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

By: /s/ Frank E. Verdecanna

Frank E. Verdecanna
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Date: March 15, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Frank E. Verdecanna and Bruce K. Posey, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH D. DENMAN Kenneth D. Denman	Chairman, President, Chief Executive Officer and Director	March 15, 2006

/s/ FRANK E. VERDECANNA Frank E. Verdecanna	Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ A. Gary Ames A. Gary Ames	Director	March 15, 2006

/s/ Cregg B. Baumbaugh Cregg B. Baumbaugh	Director	March 15, 2006

/s/ John D. Beletic John D. Beletic	Director	March 15, 2006

/s/ Peter G. Bodine Peter G. Bodine	Director	March 15, 2006

/s/ Arthur C. Patterson Arthur C. Patterson	Director	March 15, 2006

/s/ Allan R. Spies Allan R. Spies	Director	March 15, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.(1)
2.2	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005.(2)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws, as amended.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(3)
10.1	2003 Equity Incentive Plan and form of related agreements, as amended.(3)
10.1.1	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan (containing additional vesting terms).
10.2	2003 Non-Employee Directors Plan, as amended.(4)
10.3	1999 Stock Option Plan and form of related agreements.(3)
10.4	1997 Stock Option Plan and form of related agreements.(3)
10.5	Interim 1999 Stock Option Plan.(3)
10.6	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(3)
10.7	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(3)
10.8	Lease Agreement, dated October 26, 1999, between Registrant and Westport Joint Venture (as amended).(3)
10.9	Amended and Restated Investor Rights Agreement, dated August 8, 2000, between Registrant, founders and holders of the Registrant’s Preferred Stock.(3)
10.10	Form of Indemnity Agreement.(3)
10.11	Employment Agreement, dated November 13, 2001, between Registrant and Kenneth D. Denman.(3)
10.12	Form of Offer Letter to Executive Officers.(3)
10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.
10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc.
10.15	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant, and modifications thereto.(3)
10.16	2006 Annual Executive Management Bonus Plan.
10.17	Outside Director Compensation Arrangement.(5)
10.18	Executive Officer Cash Compensation Arrangement.(6)
10.19	Offer Letter to Thomas Thimot dated December 9, 2005.(7)
10.20	Transition Agreement with John Thuma dated January 20, 2006.(8)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated by reference herein.

(2)	Previously filed as exhibit 10.22 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on January 24, 2003, as amended, and incorporated by reference herein.

(4)	Previously filed as exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2006, and incorporated by reference herein.

(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(6)	Previously disclosed under the caption “Compensation of Executive Officers” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(7)	Previously filed as exhibit 10.23 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(8)	Previously filed as exhibit 10.24 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.