Form 10-Q
period 2006-03-31
IPASS INC
filed 2006-05-10
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2006 was 64,931,164.

iPASS INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Part I. Financial Information:
Item 1. Financial Statements
a) Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
c) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
d) Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

Part II. Other Information:
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EXHIBIT 10.21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,627	$37,829
Short-term investments	97,474	146,727
Accounts receivable, net of allowance for doubtful accounts of $2,760 and $2,040, respectively	31,371	23,347
Prepaid expenses and other current assets	5,168	3,777
Short-term deferred income tax assets	6,536	4,555

Total current assets	156,176	216,235
Property and equipment, net	10,569	9,210
Other assets	3,131	1,561
Long-term deferred income tax assets	9,196	—
Acquired intangible assets, net	16,855	8,776
Goodwill	80,162	18,692

Total assets	$276,089	$254,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,528	$12,669
Accrued liabilities	20,994	12,523
Deferred revenue – short-term	4,075	3,031

Total current liabilities	39,597	28,223

Deferred revenue — long-term	228	—
Other long-term accrued liabilities	688	—

Total liabilities	40,513	28,223

Stockholders’ equity:
Common stock	65	64
Additional paid-in capital	254,220	245,456
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive loss	(275)	(307)
Accumulated deficit	(18,434)	(18,369)

Total stockholders’ equity	235,576	226,251

Total liabilities and stockholders’ equity	$276,089	$254,474

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$44,270	$44,072

Operating expenses (1)
Network access	12,532	10,492
Network operations	6,964	5,378
Research and development	5,531	4,537
Sales and marketing	14,815	12,758
General and administrative	5,862	4,354
Amortization of intangibles	821	592

Total operating expenses	46,525	38,111

Operating income (loss)	(2,255)	5,961
Other income, net	1,127	773

Income (loss) before income taxes	(1,128)	6,734
Provision for (benefit from) income taxes	(716)	2,645

Net income (loss) before cumulative effect of change in accounting principle	(412)	4,089
Cumulative effect of change in accounting principle, net of zero tax effect	347	—

Net income (loss)	$(65)	$4,089

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.00)	$0.07
Diluted	$(0.00)	$0.06
Per share effect of cumulative change in accounting principle:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Net income (loss) per share:
Basic	$(0.00)	$0.07
Diluted	$(0.00)	$0.06
Number of shares used in per share calculations:
Basic	64,494,634	62,316,794
Diluted	64,494,634	66,127,536

(1)	Amortization of stock-based compensation included in the expense line items:

Network operations	$207	$53
Research and development	301	57
Sales and marketing	532	85
General and administrative	390	165

Total amortization of stock-based compensation	$1,430	$360

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(65)	$4,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,430	360
Tax benefits from employee stock option plans	—	294
Amortization of acquired intangibles	821	592
Depreciation and amortization	1,248	1,256
Deferred income tax	(949)	2,307
Provision for doubtful accounts	100	200
Realized loss on investments, net	—	31
Cumulative effect of change in accounting principle	(347)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(968)	(2,804)
Prepaid expenses and other current assets	(758)	(98)
Other assets	(1,225)	(1)
Accounts payable	(339)	330
Accrued liabilities	285	137
Other liabilities	228	—

Net cash provided by (used in) operating activities	(539)	6,693

Cash flows from investing activities:
Purchases of short-term investments	(56,667)	(16,217)
Maturities of short-term investments	111,739	9,997
Acquisition, net of cash acquired	(77,960)	—
Purchases of property and equipment	(1,223)	(1,295)

Net cash used in investing activities	(24,111)	(7,515)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,405	591

Tax benefit from employee stock option plans	43	—

Net cash provided by financing activities	2,448	591

Net decrease in cash and cash equivalents	(22,202)	(231)
Cash and cash equivalents at beginning of period	37,829	34,395

	$15,627	$34,164

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
iPass Inc. (the “Company”, “iPass” or “we”) provides software-enabled enterprise connectivity services for remote and mobile workers. Our primary service offering, iPass Corporate Access, is designed to enable enterprises to provide their employees with secure access from over 160 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 300 telecommunications carriers, internet service providers and other network service providers around the globe. In addition, we provide policy management services that extend our secure offering to enable better protection of user identities, the integrity of an enterprise’s remote and mobile computer systems, or endpoints, as well as an enterprise’s network. These services can be used in conjunction with iPass Corporate Access or over non-iPass network connections. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
On February 15, 2006 the Company acquired GoRemote Internet Communications, Inc. (“GoRemote”). The effects of this transaction as well as the results of operations of GoRemote from February 15, 2006 through March 31, 2006 are included in our results of operations as of and for the three months ended March 31, 2006.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

Foreign Currency Translation
Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of operation. Foreign currency transaction gains and losses were not significant for the three months ended March 31, 2006 and 2005.
Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes net income and unrealized losses on available-for-sale securities.
Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(65)	$4,089
Net change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	32	(237)

Total comprehensive income (loss)	$(33)	$3,852

Cash Equivalents and Short-term Investments
Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.
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
Concentrations of Risk
Substantially all of the Company’s cash and cash equivalents are held by two well established financial institutions.
The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an adequate allowance for doubtful accounts. As of March 31, 2006 and December 31, 2005, no individual customer represented 10% or more of revenue or accounts receivable.
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
Stock- Based Compensation
Description of the Company’s Plans
In February 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). In June 1999, the Company adopted two option plans, the 1999 Stock Option Plan (1999 Plan) and the 1999 Interim Stock Option Plan (1999 Interim Plan). The 1997 Plan, the 1999 Plan, and the 1999 Interim Plan are collectively referred to as the Plans. Under the Plans, as amended, the Company is authorized to issue shares to employees, directors and consultants. As of March 31, 2006, 19,139,734 shares were authorized for grant. The Company’s board of directors adopted the 2003 Equity Incentive Plan and the 2003 Non-employee Directors Plan on January 15, 2003. The board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest over a four-year period and generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. At March 31, 2006, there were no shares of common stock subject to repurchase.
In January 2003, the Company’s Board of Directors adopted the 2003 Employee Stock Purchase Plan (ESPP). The ESPP became effective on July 23, 2003. At that time, 2,000,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning January 1, 2004 by 1% of the total number of shares outstanding as of the last day of the previous fiscal year. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date.
Change in Accounting Principle
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods has been made.
Stock-based compensation expense and the related income tax benefit recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three months ended March 31, 2006 related to stock options and ESPP were $1,430,000 and $43,000, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. In addition, the Company has recorded a $(347,000) cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the three months ended March 31, 2006. The cumulative effect adjustment reversed the impact of estimated forfeitures on prior period stock compensation to the extent the related unvested options were outstanding as of January 1, 2006.
As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 were increased by $1,430,000 and $1,040,000, respectively. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.02 for the three months ended March 31, 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations during the three months ended March 31, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s income statements. Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In accordance with APB 25, no stock-based compensation expense was recognized in the Company’s income statements for stock options granted to employees and directors that had an exercise price equal to the deemed fair value of the underlying common stock on the date of grant.
Stock-based compensation expense recognized in the Company’s statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated income statements for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payments awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based the historical volatility of the Company’s common stock, and other factors. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended
March 31, 2006
Risk-free rate	4.5%
Expected dividend yield	0%
Expected volatility	50%
Expected life	6.1 years
A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the three months ended March 31, 2006 is presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2005	9,348,025	$5.12
Granted	787,748	$7.53
Assumed	1,915,009	$23.63
Exercised	(811,318)	$3.87
Cancelled	(367,562)	$8.08

Balance as of March 31, 2006	10,871,902	$7.42

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	10,871,902	7.42	7.43	$31,079
Options vested and expected to vest at March 31, 2006	10,218,178	7.46	.49	$29,939
Options exercisable at March 31, 2006	5,915,077	8.26	6.39	$20,605
The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $4.05. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.9 million. At March 31, 2006, the Company had $7.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.8 years. Cash received from stock option exercises was $2.4 million during the three months ended March 31, 2006.
The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (in thousands, except years and per-share amounts):

Range of
Exercise Prices	Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
	Outstanding	Life (in Years)	Share	Exercisable	Share
$ 0.10 - 0.85	1,215,313	5.87	$0.63	1,153,064	$0.62
0.95 - 4.00	1,168,559	6.55	2.46	879,730	2.42
4.17 - 5.05	1,887,035	6.29	4.89	1,174,944	4.79
5.26 - 5.35	1,765,124	8.33	5.35	688,343	5.35
5.38 - 5.87	1,310,809	9.02	5.70	415,241	5.61
5.91 - 7.38	1,191,163	8.79	6.59	307,159	6.40
7.40 - 8.50	1,134,198	7.55	7.89	538,449	8.23
8.80 - 47.78	1,089,741	7.45	15.43	648,187	16.56
53.33 - 160.00	101,910	3.97	149.35	101,910	149.35

250.00 - 250.00	8,050	3.82	250.00	8,050	250.00

Total	10,871,902	7.43	$7.42	5,915,077	$12.13

Employee Stock Purchase Plan
Compensation expense is calculated related to the ESPP using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	2006	2005
Risk-free rate	4.5%	3.2%
Expected dividend yield	0%	0%
Expected volatility	50%	41%
Expected life	0.5 to 1 year	0.5 years
The weighted-average fair value of the purchase rights granted under the ESPP during the three months ended March 31, 2006 was $1.80.
Pro Forma Information under SFAS 123 for Periods Prior to 2006
Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Three Months Ended
March 31,
2005
Net income — as reported	$4,089
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	220
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(1,083)

Pro forma net income	$3,226

Basic net income per share:
As reported	$0.07
Pro forma	$0.05
Diluted net income per share:
As reported	$0.06
Pro forma	$0.05
Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the three months ended March 31, 2005:

2005
Risk-free rate	3.5%
Expected dividend yield	0%
Expected volatility	41%
Expected life	3 years
Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.
Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $2.05 for the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $3.0 million. No shares were issued under the ESPP during the three months ended March 31, 2006 and 2005.
Revenue Recognition
  Services and Fees
We derive the large majority of our revenues from usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured.
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

We typically provide our customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee. We recognize revenues relating to one-time fees on a straight-line basis over the term of the initial contract, generally one to three years, as we can not reasonably estimate the period of performance. We recognize revenues relating to annual fees on a straight-line basis. We recognize revenues for monthly services during the month that these services are provided.
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
  Fixed Broadband
Through the acquisition of GoRemote Internet Communications, Inc., the Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgment, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. We have one significant provider arrangement under which we account for revenues on a net basis. All other provider arrangements are accounted for on a gross basis, with the related costs associated with provisioning each endpoint being deferred initially and amortized over the estimated life of an endpoint, typically 30 months. Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.
The Company generally performs credit reviews to evaluate the customers’ ability to pay. If the Company determines that it is not probable that the revenue is collectible, the revenue is recognized as cash is collected.
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
If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized for the three months ended March 31, 2006.
Note 3. Net Income (Loss) Per share
In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. There were no shares subject to repurchase for the three months ended March 31, 2006. Basic net income per share excludes 558,769 shares subject to repurchase for the three months ended March 31, 2005. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury-stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income (loss)	$(65)	$4,089

Denominator:
Denominator for basic net income per share
Weighted average shares outstanding	64,494,634	62,316,794
Effect of dilutive securities:
Stock options	—	3,810,742

Denominator for diluted net income (loss) per share — adjusted
Weighted average shares	64,494,634	66,127,536

Basic net income (loss) per share	$(0.00)	$0.07

Diluted net income per (loss)share	$(0.00)	$0.06

For the three months ended March 31, 2006 and 2005, 10,871,902 and 1,655,439 options to purchase common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive:
The weighted-average exercise price of options to purchase common stock excluded from the computation was $7.42 and $10.94 for the three months ended March 31, 2006 and 2005.

Note 4. Legal Contingencies
Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo. The Consolidated Amended Complaint (“CAC”) alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint, (“SCAC”) which set forth, the same claims against the same defendants relating to the same alleged class period. Defendants filed a motion to dismiss the SCAC on May 1, 2006, and pursuant to an agreed-upon schedule, the motion is set to be heard on July 31, 2006. The case is at an early stage and no trial date has been set. No discovery is expected to take place unless defendants’ motion to dismiss is denied. No loss has been accrued as a loss is not probable or estimable as of March 31, 2006
Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint (“CDC”) was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint has not yet been filed. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as “complex litigation”. The case is at an early stage, no discovery has occurred, and no trial date has been set. No loss has been accrued as a loss is not probable or estimable as of March 31, 2006
On December 15, 2005, Peter Helfrich filed a complaint in the Superior Court for Orange County against GoRemote Internet Communications, Inc. (“GoRemote”) (a company acquired by the Company on February 15, 2006), alleging claims, including wrongful termination in violation of public policy, breach of contract, unpaid compensation, unfair business practices, breach of the implied covenant of good faith and fair dealing, and intentional infliction of emotional distress (the “Complaint”). GoRemote responded to that Complaint on January 17, 2006, with a general denial of the allegations in the Complaint and raised certain affirmative defenses. The parties have agreed to schedule a private mediation, and most discovery has been stayed pending the outcome of the mediation.
In July and August 2001, GoRemote and certain of its officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GoRemote Internet Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and consolidated with more than three hundred substantially identical proceedings as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against certain of GoRemote’s officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of GoRemote’s December 14, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.
Citing several press articles, the Consolidated Complaint alleged that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claimed the underwriter defendants entered into improper commission agreements regarding aftermarket trading in GoRemote’s common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleged market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated

Complaint sought damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys’ and expert witnesses’ fees and other costs; no specific amount was claimed in the plaintiffs’ prayer in the Consolidated Complaint.
In October 2002, certain of GoRemote’s officers and directors who had been named as defendants in the Consolidated Complaint were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against GoRemote and its named officers and directors with prejudice.
From September 2002 through June 2003, GoRemote participated in settlement negotiations with a committee of issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the “Insurers”). GoRemote’s Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to GoRemote for consideration in early June 2003. The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against GoRemote.
After careful consideration, GoRemote decided to approve the settlement proposal in July 2003. Although GoRemote believed that plaintiffs’ claims were without merit, it decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement would be funded entirely by its Insurers, GoRemote did not believe that the settlement would have any effect on GoRemote’s financial condition, results of operations or cash flows.
On February 15, 2005, the court issued a decision certifying a class for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. A decision is expected this summer. GoRemote is covered by a claims-made liability insurance policy which the Company believes will satisfy any potential liability of the Company under this settlement. No loss has been accrued as of March 31, 2006.
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
Note 6. Business Combinations
On February 15, 2006, iPass completed its acquisition of GoRemote, a publicly-traded company headquartered in Milpitas, California that provides secure managed virtual business network services. GoRemote became a wholly owned subsidiary of iPass in a transaction accounted for using the purchase method. The Company acquired 100% of the outstanding shares of GoRemote in a cash transaction for $1.71 per share of GoRemote common stock and $3.37 per share of GoRemote Series A preferred stock for a total of approximately $75.8 million.
The Company plans to expand its product offering to its customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. On February 13, 2006, the stockholders of GoRemote adopted the merger agreement and on February 15, 2006, a certificate of merger was filed and the merger was effective. The Company paid, in total, approximately $78.9 million in cash, which includes ancillary expenses associated with the purchase, to acquire the approximately 43.3 million outstanding shares of GoRemote common stock and the approximately 541,631 shares of GoRemote Series A preferred stock. In addition, iPass assumed outstanding options to acquire approximately 8.3 million shares of GoRemote common stock, and converted those into options to acquire approximately 1.9 million shares of iPass common stock.

The results of operations of GoRemote are included in the Company’s Condensed Consolidated Statement of Operations beginning February 15, 2006, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash consideration for common and preferred stockholders	$75,806
Estimated fair value of options assumed	5,826
Direct transaction costs	3,097

Total preliminary estimated purchase price	$84,729

Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to GoRemote’s net tangible and intangible assets based on their estimated fair values as of February 15, 2006. Management has allocated the preliminary estimated purchase price based on various factors. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. The allocation of the preliminary estimated purchase price is as follows (in thousands):

Net tangible assets	$6,380
Deferred Revenues	(1,025)
Restructuring liabilities	(1,249)
Amortizable intangible assets:
Customer relationships	7,600
Supplier contracts	950
Internally developed software	350
Goodwill	61,471
Deferred tax assets, net	10,252

Total preliminary estimated purchase price	$84,729

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets. The unaudited condensed consolidated statements of operations do not reflect the amortization of goodwill acquired in the proposed merger, consistent with the guidance in the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.
Amortization of other intangibles has been provided over the following estimated useful lives: customer relationships (Mobile Office) – 4 years, supplier contracts – 4 years; customer relationships (Fixed Broadband) – 7 years; internally developed software – 7 years. The following represents the estimated annual amortization of acquired intangibles (in thousands):

Fiscal Year
2006	$1,605
2007	1,834
2008	1,834
2009	1,834
2010	685
2011	521
2012	521
2013	66

$8,900

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the three months ended March 31, 2006 and 2005 as if the acquisition had been consummated as of January 1, 2006 and 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Total revenue	$49,293	$56,274
Net income (loss)	(4,753)	3,421
Net income (loss) per share:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05
Number of shares used in per share calculations:
Basic	64,494,634	62,316,794
Diluted	64,494,634	66,127,536
Note 7. Goodwill and Intangibles
The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31,			March 31,
	2005			2006
	Balance	Acquisition	Amortization	Balance
Goodwill	$18,691	$61,471	$—	$80,162
Intangibles:
Existing technology	5,973	—	(403)	5,570
Patent/Core technology	2,127	—	(141)	1,986
Maintenance agreements and certain relationships	322	—	(17)	305
Customer relationships	354	7,600	(224)	7,730
Supplier contracts	—	950	(30)	920
Internally developed software	—	350	(6)	344

	$27,467	$70,371	$(821)	$97,017

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Intangibles:
Existing technology	$(403)	$(403)
Patent/Core technology	(141)	(141)
Maintenance agreements and certain relationships	(17)	(17)
Customer relationships	(224)	(31)
Supplier contracts	(30)	—
Internally developed software	(6)	—

	$(821)	$(592)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Existing technology	7 yrs	$7,900	$(2,330)	$5,570
Patent/Core technology	7 yrs	2,800	(814)	1,986
Maintenance agreements and certain relationships	5 yrs	400	(95)	305
Customer relationships	3-7 yrs	8,100	(370)	7,730
Supplier contracts	4 yrs	950	(30)	920
Internally developed software	7 yrs	350	(6)	344

		$20,500	$(3,645)	$16,855

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Existing technology	6 yrs	$7,900	$(1,927)	$5,973
Patent/Core technology	6 yrs	2,800	(673)	2,127
Maintenance agreements and certain relationships	6 yrs	400	(78)	322
Customer relationships	4 yrs	500	(146)	354

		$11,600	$(2,824)	$8,776

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
2006	$3,150
2007	4,201
2008	3,901
2009	2,401
2010	1,241
Thereafter	1,961

$16,855

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
Overview of the three months ended March 31, 2006
Our overall revenues increased slightly for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was driven primarily by our acquisition of GoRemote, which was completed on February 15, 2006. GoRemote contributed additional revenues of $4.2 million which offset a $4.0 million decline in iPass revenue primarily related to a continued decline in dial-up revenues.
We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 43,000 Wi-Fi and wired hotspots worldwide. This enabled our customers to remotely access their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2006 over 2005.
Going forward, we will continue to focus on delivering innovative services and solutions for our customers, with the goal of increasing the number of end users of our services for both dial-up and broadband access, as well as to increase fee revenues from endpoint policy management and other fee based services. The Company also plans to expand its product offering to its customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. During the rest of 2006, we expect to see moderate growth in our business as we expect dial-up revenues to continue to decrease through the remainder of the fiscal year. However, our ability to achieve these goals could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”
Sources of Revenues
We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. Our usage-based revenues represented 82% and 88% of our revenues for the three months ended March 31, 2006 and 2005, respectively.
We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 13% and 3% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.
We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile

Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from service fees represented approximately 18% and 12% of our revenues for the three months ended March 31, 2006 and 2005, respectively.
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
Revenue Recognition
  Services and Fees
We derive the large majority of our revenues from usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectibility is reasonably assured.
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
We typically provide our customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, we may charge a one-time, annual or monthly fee. We recognize revenues relating to one-time fees on a straight-line basis over the term of the initial contract, generally one to three years as we can not reasonably estimate the period of performance. We recognize revenues relating to annual fees on a straight-line basis. Revenues for monthly services are recognized during the month that these services are provided.
  License and Maintenance
License revenue consists of revenue earned under software license agreements. We recognize license revenue generally when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable as prescribed by AICPA Statement of Portion (“SOP”) 97-2. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by AICPA Statement of Position (“SOP”) 98-9. We recognize revenue from subscription license agreements, which include software, rights to future products on a when-and-if available basis and maintenance, is recognized ratably over the term of the subscription period. We recognize revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, when the products are sold by the resellers to the end-user customer.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). We recognize maintenance revenue over the term of the agreement.
We defer payments received in advance of services performed. We provide allowances for estimated future returns and discounts upon recognition of revenue.
  Fixed Broadband
Through the acquisition of GoRemote, the Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgment, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. We have one significant provider arrangement under which we account for revenues on a net basis. All other provider arrangements are accounted for on a gross basis, with the related costs associated with provisioning each endpoint being deferred initially and amortized over the estimated life of an endpoint, typically 30 months. Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.
The Company generally performs credit reviews to evaluate the customers’ ability to pay. If the Company determines that it is not probable that the revenue is collectible, the revenue is recognized as cash is collected.
Accounting for Income Taxes
In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our Condensed Consolidated Statements of Operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.
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
Share-Based Compensation – Employee Stock-Based Awards
On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS

123(R). Stock-based compensation expense for the three months ended March 31, 2006, was $1.4 million, which consisted of stock-based compensation expense related to employee stock options and our employee stock purchase plan recognized under SFAS 123(R).
Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123 “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equalled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).
Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Condensed Consolidated Financial Statements for the related periods.
Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.
Also see Note 2 to the Condensed Consolidated Financial Statements on Share-Based Compensation.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.8 million and $2.0 million as of March 31, 2006 and December 31, 2005, respectively, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.
RESULTS OF OPERATIONS
Revenue

	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Total revenue	$44,270	$44,072	$198	0.4%
Total revenue increased slightly in the three months ended March 31, 2006, as compared to the same period in 2005 due to offsetting factors. Revenues were impacted by a continued decline in dial-up revenues for the period as customers continue to migrate from dial-up to broadband as the preferred method of connecting to their corporate networks. Dial-up revenues decreased $7.0 million in the first quarter of 2006 as compared to 2005 and were partially offset by a $4.3 million increase in revenues related to our broadband services. Revenues generated from broadband usage, dial-up usage and fees include $4.2 million of revenue from our acquisition of GoRemote whose revenues for the period from February 15, 2006 through March 31, 2006 are included in our total revenues. No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2006 and 2005. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 18% and 12% of our revenues for the three months ended March 31, 2006 and 2005, respectively.

International revenues accounted for approximately 44% and 43% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 29% and 27% of total revenues for the three months ended March 31, 2006 and 2005, respectively. The increase in the EMEA region as a percentage of total revenues is due to the efforts of our expanded sales force in EMEA. Revenues in the Asia Pacific region represented 11% of total revenues for the three months ended March 31, 2006 and 2005. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 14% and 13% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.
Operating Expenses
Network Access
Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Network access expenses	$12,532	$10,492	$2,040	19.4%
As a percent of revenue	28.3%	23.8%
The growth in network access expenses in the three months ended March 31, 2006 as compared to the same period in 2005 was due, in part, to increased usage of our virtual network as well as the reflection of the higher costs of broadband access as it continues to comprise an increased portion of our total network access usage. We expect network access expenses to continue to increase in absolute dollars as usage of our virtual network increases, and to increase as a percentage of revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Network operations expenses	$6,964	$5,325	$1,639	30.8%
As a percent of revenue	15.7%	12.1%
The growth in network operations expenses in the three months ended March 31, 2006 as compared to the first quarter of 2005 was due primarily to approximately $830,000 in additional compensation and benefits expense due to an increase in headcount, approximately $210,000 related to the adoption of SFAS 123(R), and an increase in licensing fees of approximately $270,000, offset, in part, by approximately $160,000 of decreased communication line costs. The remainder of the increase was attributable to various expenses which individually, are insignificant items. The increase as a percentage of revenues from the first quarter of 2005 to the first quarter of 2006 was due primarily to the expansion and support of our virtual network and increased headcount due to the acquisition of GoRemote. As we expand our operations, we expect that our network operations expenses will continue to increase in absolute dollars and as a percentage of revenues.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Research and development expenses	$5,531	$4,480	$1,051	23.5%
As a percent of revenue	12.5%	10.2%

The increase in research and development expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due primarily to an additional $1.7 million of compensation costs related to increased headcount and the inclusion of stock-based compensation expense. The increase was partially offset by various expenses which, individually are insignificant items. The increase as a percentage of revenues as well as absolute dollars was due to the continued acceleration of our development of new products, the integration of technology acquired into existing products and services as a result of the business acquisitions that occurred in 2004 and 2005. We expect that our research and development expenses will continue to increase in absolute dollars and remain relatively constant as a percentage of revenue as we increase the number of our personnel and consultants to develop and enhance new and existing service offerings.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Sales and marketing expenses	$14,815	$12,673	$2,142	16.9%
As a percent of revenue	33.5%	28.8%
The increase in sales and marketing expenses in absolute dollars in the three months ended March 31, 2006 as compared to the first quarter of 2005 was due primarily to an approximately $640,000 additional compensation and benefits expenses due to additional sales personnel related to the expansion of the sales organization in the EMEA region, and an additional $530,000 related to the adoption of SFAS 123(R). There was also an increase of approximately $350,000 in marketing programs, including trade shows and promotions. The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will remain constant in absolute dollars and also decrease slightly as a percentage of revenues.
General and Administrative
General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
General and administrative expenses	$5,862	$4,189	$1,673	39.9%
As a percent of revenue	13.2%	9.5%
General and administrative expenses increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase was primarily driven by increased legal and consulting fees of $400,000, increased benefits and expenses of $770,000 as a result of increased headcount and stock-based compensation expense, and approximately $670,000 related to increased facility costs. The increase were partially offset by various individually insignificant items. We expect that in future periods our general and administrative expenses will remain constant in absolute dollars and also decrease slightly as a percentage of revenues.
Amortization of Acquired Intangibles
Amortization of acquired intangibles was approximately $821,000 and $592,000 for the three months ended March 31, 2006 and 2005, respectively. The increase from 2005 to 2006 was driven by the amortization of intangible assets acquired in 2006 as a result of the acquisition of GoRemote.

Non-Operating Expenses
Other Income, Net
Other income, net consists of the net total of interest and other income and interest expense for the period.
Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $1.1 million and $773,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest and other income was due primarily to an increase in the rate of return on our investments as compared to the same period in 2005.
There was no interest expense for the three months ended March 31, 2006 and 2005.
Provision for (Benefit from) Income Taxes
The benefit from income taxes was $716,000 for the three months ended March 31, 2006, compared to a provision of $2.6 million for the three months ended March 31, 2005, respectively. The decrease in income taxes is due to a decrease in income before income taxes for the three months ended March 31, 2006 as compared to the same period in 2005.
The effective tax rate was 63% and 39% for the three months ended March 31, 2006 and 2005, respectively.
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
Net cash used by operating activities was $539,000 for the three months ended March 31, 2006, compared to net cash provided by operating activities of $6.7 million for the three months ended March 31, 2005. This change primarily was the result of a net loss incurred in the first three months of 2006 of $65,000 as compared with net income of $4.1 million for the first three months of 2005. as well as a increase in deferred income tax assets and an increase in other assets, as compared to the first three months of 2005.
Net cash used in investing activities was $24.1 million for the three months ended March 31, 2006 which primarily represented the purchase of GoRemote, which net of cash acquired was $78.0 million, also net maturities of short-term investments were $55.1 million, and purchases of property and equipment was $1.2 million. The cash used for investing activities of $7.5 million, for the three months ended March 31, 2005 was comprised of net purchases of short-term investments of $6.2 million and purchases of property and equipment of $1.3 million.
Net cash provided by financing activities for the three months ended March 31, 2006 was $2.4 million, compared to $591,000 million for the three months ended March 31, 2005. Net cash provided by financing activities for the first three months of 2006 was due to stock option exercises. Net cash provided by financing activities in the first three months of 2005 was primarily due primarily to stock option exercises.
As of March 31, 2006, our principal source of liquidity was $113.1 million of cash, cash equivalents and short-term investments.
Commitments
At March 31, 2006, we had no material commitments for capital expenditures.
Other than in the approximately 22 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of March 31, 2006 are as follows (in thousands):

Year ending December 31:
2006	$2,085
2007	1,901
2008	1,066
2009	266

$5,318

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of March 31, 2006 are as follows (in thousands):

Year ending December 31:
2006	$3,131
2007	4,279
2008	4,374
2009	4,311
2010 and thereafter	1,453

$17,548

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
     We have generated the large majority of our usage revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In particular, in 2005 we derived $138.1 million, or 82%, of our total revenues from our traditional dial-up business. In some countries, including the United States, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In 2005, our revenue derived from the use of narrowband connectivity decreased 8% as compared to 2004. A substantial portion of the growth of our business will depend in part upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:
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
     In approximately 22 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the quarter ended March 31, 2006 and years ended December 31, 2005, 2004 and 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2007, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2007. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.
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
     We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 44% of our revenues for the first quarter of 2006, of which approximately 29% and 12% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions. In 2005, revenues from customers domiciled outside of the United States were 45% of our total revenues, of which approximately 29% and 12% were generated in our EMEA and Asia Pacific regions, respectively. In 2004, revenues from customers domiciled outside of the United States were 41% of our total revenues, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:
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
     We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June

2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. Beginning on January 14, 2005, three purported class action complaints, which were subsequently consolidated, were filed against iPass and certain of our executive officers, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaints allege claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. In addition, in March and April of 2005, two stockholders purporting to act on our behalf filed lawsuits against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. The derivative action, which has been consolidated, is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims as well. This actions are described in Part II, Item 1 of this Quarterly Report on Form 10-Q. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation — Revised” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 contains, and for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Our adoption of SFAS 123(R) had a material impact on our financial statements and results of operations in the first quarter of fiscal 2006, causing us to report a loss, rather than net income, for that quarter. SFAS 123(R) will continue to have a material impact on our financial statements and results of operations in future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
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

Interest Rate Sensitivity
As of March 31, 2006, we had cash, cash equivalents, and short-term investments totaling $113.1 million, as compared to $184.6 million as of December 31, 2005 which decreased, primarily due to cash outlays to acquire GoRemote. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.
As of December 31, 2005, we had cash, cash equivalents and short-term investments totaling $184.6 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates would have caused the interest generated by, and the fair value of, these short-term investments to change by an immaterial amount.
The following is a chart of the principal amounts of short-term investments by expected maturity (in thousands):

		Expected Maturity
		Date
		for Par Value
		Amounts
		For the Year Ended			As of
		December 31,		Total Cost	Mar. 31, 2006
	2006	2007	2008	Value	Total Fair Value
U.S. Government agencies	$41,900	$11,900	$21,490	$77,058	$76,550
Auction rate and money market securities	14,500	—	—	14,500	14,554
Corporate notes	6,215	—	—	6,390	6,370

Total	$62,615	$11,900	$21,490	$97,948	$97,474

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo. The Consolidated Amended Complaint (“CAC”) alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint, (“SCAC”) which set forth, the same claims against the same defendants relating to the same alleged class period. On May 1, 2006, the Defendants filed a motion to dismiss the SCAC, and pursuant to an agreed-upon schedule, the motion is set to be heard on July 31, 2006. The case is at an early stage and no trial date has been set. No discovery is expected to take place unless defendants’ motion to dismiss is denied.
Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint (“CDC”) was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint has not yet been filed. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as “complex litigation.” The case is at an early stage, no discovery has occurred, and no trial date has been set.
The Company’s wholly-owned subsidiary, Go Remote Internet Communications, Inc., which was acquired by the Company as of February 15, 2006, is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
In July and August 2001, GoRemote and certain of its officers were named as defendants in five purported securities class action lawsuits filed in the United States District Court, Southern District of New York, captioned as In re GoRemote Internet Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS), and consolidated with more than three hundred substantially identical proceedings as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against certain of GoRemote’s officers and against CIBC World Markets Corp., Prudential Securities Incorporated, DB Alex. Brown, as successor to Deutsche Bank, and U.S. Bancorp Piper Jaffray Inc., underwriters of GoRemote’s December 14, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.
Citing several press articles, the Consolidated Complaint alleged that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claimed the underwriter defendants entered into improper commission agreements regarding aftermarket trading in GoRemote’s common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleged market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The plaintiffs in the Consolidated Complaint sought damages as measured under Section 11 and Section 10(b) of the Securities Act of 1933, pre-judgment and post-judgment interest, and reasonable attorneys’ and expert witnesses’ fees and other costs; no specific amount was claimed in the plaintiffs’ prayer in the Consolidated Complaint.
In October 2002, certain of GoRemote’s officers and directors who had been named as defendants in the Consolidated Complaint were dismissed without prejudice upon order of the presiding judge. In February 2003, the presiding judge dismissed the Section 10(b) claims against GoRemote and its named officers and directors with prejudice.

From September 2002 through June 2003, GoRemote participated in settlement negotiations with a committee of issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the “Insurers”). GoRemote’s Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal presented to GoRemote for consideration in early June 2003. The settlement proposed by the plaintiffs would be paid for by the Insurers and would dispose of all remaining claims against GoRemote.
After careful consideration, GoRemote decided to approve the settlement proposal in July 2003. Although GoRemote believed that plaintiffs’ claims were without merit, it decided to accept the settlement proposal (which does not admit wrongdoing) to avoid the cost and distraction of continued litigation. Because the settlement would be funded entirely by its Insurers, GoRemote did not believe that the settlement would have any effect on GoRemote’s financial condition, results of operations or cash flows.
On December 15, 2005, Helfrich filed a complaint in the Superior Court for Orange County against GoRemote Internet Communications, Inc. (“GoRemote”) (a company acquired by the Company on February 15, 2006), alleging claims, including wrongful termination in violation of public policy, breach of contract, unpaid compensation, unfair business practices, breach of the implied covenant of good faith and fair dealing, and intentional infliction of emotional distress (the “Complaint”). GoRemote responded to that Complaint on January 17, 2006, with a general denial of the allegations in the Complaint and raised certain affirmative defenses. The parties are scheduled for a private mediation on May 5, 2006, and most discovery has been stayed pending the outcome of the mediation.
Item 1A. Risk Factors
We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Operations” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.
The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, have not substantively changed, except for the following risk factors, which have been restated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q:
1. We have updated the risk factors “If we are unable to meet the challenges posed by broadband access, our ability to grow our business will be impaired,” “There are approximately 22 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access” and “Because much of our business is international, we encounter additional risks, which may reduce our profitability” to include first quarter of 2006 financial information;
2. We abbreviated the risk factor “We currently are, and in the future may be, subject to securities class action lawsuits due to decreases in our stock price”; and
3. We updated the risk factor “New accounting pronouncements may impact our future financial position and results of operations” for the adoption of SFAS 123(R) as applied to our first quarter of 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

10.1	2003 Non-Employee Director Plan, as amended (3)

10.16	2006 Annual Executive Management Bonus Plan (4)

10.17	Outside Director Compensation Arrangement (6)

10.21	Forms of Restricted Stock Purchase Agreement under 2003 Equity Incentive Plan

10.23	Offer Letter to Thomas Thimot, dated December 9, 2005 (5)

10.24	Transition Agreement with John Thuma, dated January 20, 2006 (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed March 13, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to iPass’ Annual Report on Form 10-K for the year ended December 31, 2006 (Commission No. 000-50327), filed March 16, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed February 16, 2006, and incorporated herein by reference.

(6)	Set forth under the heading “Board Cash Compensation” in Item 1.01 of iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed February 16, 2006, and incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 10, 2006	By:	/s/ Frank E. Verdecanna

Frank E. Verdecanna
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

10.1	2003 Non-Employee Director Plan, as amended (3)

10.16	2006 Annual Executive Management Bonus Plan (4)

10.17	Outside Director Compensation Arrangement (6)

10.21	Forms of Restricted Stock Purchase Agreement under 2003 Equity Incentive Plan

10.23	Offer Letter to Thomas Thimot, dated December 9, 2005 (5)

10.24	Transition Agreement with John Thuma, dated January 20, 2006 (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed March 13, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to iPass’ Annual Report on Form 10-K for the year ended December 31, 2006 (Commission No. 000-50327), filed March 16, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed February 16, 2006, and incorporated herein by reference.

(6)	Set forth under the heading “Board Cash Compensation” in Item 1.01 of iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed February 16, 2006, and incorporated herein by reference.