Form 10-Q/A
period 2006-03-31
IPASS INC
filed 2006-05-11
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
000-50327
(Commission File Number)

iPass Inc.
(Exact name of Registrant as specified in its charter)

Delaware	93-1214598
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SIGNATURE
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

iPASS INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
EXPLANATORY NOTE TO FORM 10-Q/A AMENDMENT 1
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q is being filed to correct certain financial information included in “Part I, Item 1. Financial Statements” in “Note 2. Summary of Significant Accounting Policies – Stock-Based Compensation – Stock Options.” This Amendment amends only this one section of Note 2 of the Form 10-Q as originally filed on May 10, 2006. Also attached to this Amendment is an Exhibit Index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications.

i

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
A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the three months ended March 31, 2006 is presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2005	9,348,025	$5.12
Granted	787,748	$7.53
Assumed	1,915,009	$23.63
Exercised	(811,318)	$3.87
Cancelled	(367,562)	$8.08

Balance as of March 31, 2006	10,871,902	$7.42

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands, except per share amounts)
Options outstanding at March 31, 2006	10,871,902	7.42	7.43	$31,079
Options vested and expected to vest at March 31, 2006	10,218,178	7.46	7.33	$29,939
Options exercisable at March 31, 2006	5,915,077	8.26	6.39	$20,605
The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $4.05. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.9 million. At March 31, 2006, the Company had $7.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.3 years. Cash received from stock option exercises was $2.4 million during the three months ended March 31, 2006.
The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (in thousands, except years and per-share amounts):

Range of
Exercise Prices			Options Outstanding		Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
				Remaining	Exercise		Exercise
			Number	Contractual	Price per	Number	Price per
			Outstanding	Life (in Years)	Share	Exercisable	Share
$ 0.10	—	0.85	1,215,313	5.87	$0.63	1,153,064	$0.62
0.95	—	4.00	1,168,559	6.55	2.46	879,730	2.42
4.17	—	5.05	1,887,035	6.29	4.89	1,174,944	4.79
5.26	—	5.35	1,765,124	8.33	5.35	688,343	5.35
5.38	—	5.87	1,310,809	9.02	5.70	415,241	5.61
5.91	—	7.38	1,191,163	8.79	6.59	307,159	6.40
7.40	—	8.50	1,134,198	7.55	7.89	538,449	8.23
8.80	—	47.78	1,089,741	7.45	15.43	648,187	16.56
53.33	—	160.00	101,910	3.97	149.35	101,910	149.35

250.00	—	250.00	8,050	3.82	250.00	8,050	250.00

Total			10,871,902	7.43	$7.42	5,915,077	$12.13

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
Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $2.05 for the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $1.0 million. No shares were issued under the ESPP during the three months ended March 31, 2006 and 2005.
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

For the three months ended March 31, 2006 and 2005, 10,871,902 and 1,655,439 options to purchase common stock have been excluded from the computation of diluted net income per share because the effect of including these shares would have been anti-dilutive.
The weighted-average exercise price of options to purchase common stock excluded from the computation was $7.42 and $10.94 for the three months ended March 31, 2006 and 2005, respectively.
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

iPass Inc.

Date: May 11, 2006	By:	/s/ Frank E. Verdecanna
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