Form 10-Q
period 2006-06-30
IPASS INC
filed 2006-08-09
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2006 was 64,715,848.

iPASS INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,031	$37,829
Short-term investments	91,095	146,727
Accounts receivable, net of allowance for doubtful accounts of $3,025 and $2,040, respectively	32,525	23,347
Prepaid expenses and other current assets	4,725	3,777
Short-term deferred income tax assets	7,143	4,555

Total current assets	151,519	216,235
Property and equipment, net	10,273	9,210
Other assets	2,874	1,561
Long-term deferred income tax assets	9,196	—
Acquired intangible assets, net	15,805	8,776
Goodwill	80,163	18,692

Total assets	$269,830	$254,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,504	$12,669
Accrued liabilities	18,105	12,523
Deferred revenue — short-term	5,233	3,031

Total current liabilities	36,842	28,223

Deferred revenue — long-term	878	—
Other long-term liabilities	440	—

Total liabilities	38,160	28,223

Stockholders’ equity:
Common stock	65	64
Additional paid-in capital	252,402	245,456
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive loss	(309)	(307)
Accumulated deficit	(20,488)	(18,369)

Total stockholders’ equity	231,497	226,251

Total liabilities and stockholders’ equity	$269,830	$254,474

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$47,384	$43,125	$91,654	$87,197
Operating expenses (1):
Network access	14,230	10,363	26,762	20,855
Network operations	8,598	5,302	15,562	10,680
Research and development	6,163	4,419	11,694	8,956
Sales and marketing	15,238	13,146	30,053	25,904
General and administrative	6,212	4,768	12,074	9,122
Restructuring charges	1,035	—	1,035	—
Amortization of intangibles	1,050	591	1,871	1,183

Total operating expenses	52,526	38,589	99,051	76,700

Operating income (loss)	(5,142)	4,536	(7,397)	10,497

Other income, net	863	951	1,990	1,724

Income (loss) before income taxes	(4,279)	5,487	(5,407)	12,221

Provision for (benefit from) income taxes	(2,225)	2,156	(2,941)	4,801

Net income (loss) before cumulative effect of change in accounting principle	$(2,054)	$3,331	$(2,466)	$7,420

Cumulative effect of change in accounting principle, net of zero tax effect	—	—	(347)	—

Net income (loss)	$(2,054)	$3,331	$(2,119)	$7,420

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.03)	$0.05	$(0.04)	$0.12
Diluted	$(0.03)	$0.05	$(0.04)	$0.11
Per share effect of cumulative change in accounting principle:
Basic	$—	$—	$(0.00)	$—
Diluted	$—	$—	$(0.00)	$—
Net income (loss) per share:
Basic	$(0.03)	$0.05	$(0.03)	$0.12
Diluted	$(0.03)	$0.05	$(0.03)	$0.11
Number of shares used in per share calculations:
Basic	64,937,720	62,962,553	64,830,301	62,642,122
Diluted	64,937,720	66,133,063	64,830,301	65,929,120

(1) Amortization of stock-based compensation is included in the operating expense line items, as follows:
Network operations	$302	$47	$509	$100
Research and development	348	52	649	109
Sales and marketing	727	71	1,259	156
General and administrative	411	145	801	310

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,119)	$7,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	3,218	675
Amortization of acquired intangibles	1,871	1,183
Depreciation and amortization	2,640	2,462
Deferred income tax	(1,553)	4,329
Tax benefit from employee stock option plans	—	718
Provision for doubtful accounts	405	250
Cumulative affect of change in accounting principle	(347)	—
Realized loss on investments, net	—	31
Changes in operating assets and liabilities:
Accounts receivable	(2,427)	(1,576)
Prepaid expenses and other current assets	(316)	1,074
Other assets	(969)	(53)
Accounts payable	(1,363)	772
Other liabilities and long-term deferred revenue	1,318	—
Accrued liabilities	(2,134)	(389)

Net cash provided by (used in) operating activities	(1,776)	16,896

Cash flows from investing activities:
Purchases of short-term investments	(93,055)	(64,590)
Maturities of short-term investments	154,470	43,412
Cash used in acquisitions, net of cash acquired	(77,960)	—
Purchases of property and equipment	(2,319)	(1,982)

Net cash used in investing activities	(18,864)	(23,160)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,798	2,266
Cash used in repurchase of common stock	(6,000)	—
Tax benefit from employee stock option plans	44	—

Net cash provided by (used in) financing activities	(1,158)	2,266

Net increase (decrease) in cash and cash equivalents	(21,798)	(3,998)
Cash and cash equivalents at beginning of period	37,829	34,395

Cash and cash equivalents at end of period	$16,031	$30,397

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
On February 15, 2006, the Company acquired GoRemote Internet Communications, Inc. (“GoRemote”). The effects of this transaction as well as the results of operations of GoRemote from February 15, 2006 through June 30, 2006 are included in our results of operations as of and for the three and six months ended June 30, 2006.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Foreign Currency Translation
Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of operation. Foreign currency transaction gains and losses were not significant for the three and six months ended June 30, 2006 and 2005.

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
Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(2,054)	$3,331	$(2,119)	$7,420
Comprehensive income:
Net change in accumulated unrealized gain (loss) on available-for- sale securities	(35)	198	(2)	(39)

Total comprehensive income (loss)	$(2,089)	$3,529	$(2,121)	$7,381

Concentrations of Risk
Substantially all of the Company’s cash and cash equivalents are held by two well established financial institutions.
The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an allowance for doubtful accounts. As of June 30, 2006 and December 31, 2005, no individual customer represented 10% or more of revenue or accounts receivable. The only individual country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 12% and 14% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 13% and 13% of total revenues for the six months ended June 30, 2006 and 2005, respectively.
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
Stock- Based Compensation
Description of the Company’s Plans
In February 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). In June 1999, the Company adopted two option plans, the 1999 Stock Option Plan (1999 Plan) and the 1999 Interim Stock Option Plan (1999 Interim Plan). The 1997 Plan, the 1999 Plan, and the 1999 Interim Plan are collectively referred to as the Plans. Under the Plans, as amended, the Company is authorized to issue shares to employees, directors and consultants. As of June 30, 2006, 23,423,195 shares were authorized for grant. The Company’s board of directors adopted the 2003 Equity Incentive Plan and the 2003 Non-employee Directors Plan on January 15, 2003. The board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest over a four-year period and generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. At June 30, 2006, there were no shares of common stock subject to repurchase.
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
In June 2006, the Company’s shareholders approved amendments to and restatement of the 2003 Non-Employee Directors Plan. The changes reduced the number of initial grants of stock options from 120,000 shares to 30,000 shares which vest 10,000 shares on the first anniversary of the date of grant and thereafter in equal month installments over 24 months. The number of annual grants of stock options was reduced from 30,000 shares to 15,000 shares which vest 100% on the anniversary of the grant date. In addition the plan now provides and initial grant of 10,000 shares of restricted stock which vests 1/3 on each anniversary of the date of grant and annual grants of 5,000 shares of restricted stock which vest 100% on the anniversary of the date of grant.
Change in Accounting Principle
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued

Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods has been made.
Total stock-based compensation expense, including stock options, ESPP and restricted stock awards, recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 was $1.8 million and $3.2 million, respectively. The income tax benefit related to the compensation expense totaled $580,000 and $890,000 for the three and six months ended June 30, 2006, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. In addition, the Company has recorded a $(347,000) cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the three months ended March 31, 2006. The cumulative effect adjustment reversed the impact of estimated forfeitures on prior period stock compensation to the extent the related unvested options were outstanding as of January 1, 2006.
As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three months ended June 30, 2006 were increased by $1.7 million and $1.1 million, respectively, and were increased by $2.9 million and $1.7 million, for the six months ended June 30, 2006, respectively. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.02 and $0.04 for the three and six months ended June 30, 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations during the three or six months ended June 30, 2006.
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
Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to the accounting for the tax effects of share-based payments awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based the historical volatility of the Company’s common stock and other factors. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For The Period Ended June 30, 2006,
	Three Months	Six Months
Risk-free rate	4.99% - 5.04%	4.50% - 5.04%
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Expected life	6.1 years	6.1 years
A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the six months ended June 30, 2006 is presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of December 31, 2005	9,348,025	$5.12
Granted	1,933,549	$6.91
Assumed	1,710,353	$17.26
Exercised	(1,240,497)	$2.92
Cancelled	(932,097)	$7.20

Balance as of June 30, 2006	10,881,207	$7.64

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price per Share	Term (Years)	Value
	(In thousands, except share and per share amounts)
Options outstanding at June 30, 2006	10,881,207	7.64	7.46	$9,333
Options vested and expected to vest at June 30, 2006	10,175,954	7.71	7.35	$9,263
Options exercisable at June 30, 2006	5,757,532	8.66	6.27	$8,199
The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $6.51 and $6.91, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2.3 million and $5.3 million, respectively. At June 30, 2006, the Company had $9.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, ESPP and options assumed in business combintions that will be recognized over the weighted average period of 1.33 years. Cash received from stock option exercises was $4.4 million during the six months ended June 30, 2006.
The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number	Contractual	Price per	Number	Price per
Exercise Prices	Outstanding	Life (in Years)	Share	Exercisable	Share
$ 0.10 — 2.00	1,272,962	5.81	$0.91	1,211,958	$0.88
2.01 — 4.75	1,515,540	5.04	4.00	1,402,000	4.10
4.86 — 5.05	864,176	7.96	5.04	270,209	5.02
5.26 — 5.35	1,677,187	8.08	5.35	763,763	5.35
5.38 — 5.87	1,151,686	8.81	5.71	412,713	5.65
5.91 — 6.49	1,363,270	8.94	6.28	300,551	6.31
6.51 — 7.59	1,345,608	9.37	7.06	172,040	7.33
7.68 — 14.00	1,100,024	6.28	9.89	767,807	9.87
14.80 — 160.00	582,704	6.57	42.98	448,441	50.26
250.00 — 250.00	8,050	3.57	250.00	8,050	250.00

Total	10,881,207	7.46	7.64	5,757,532	8.66

Employee Stock Purchase Plan
Compensation expense is calculated related to the ESPP using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	For the period ended June 30, 2006,
	Three Months	Six Months
Risk-free rate	4.5%	4.5%
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Expected life	0.5 to 1 year	0.5 to 1 year
The weighted-average fair value of the purchase rights granted under the ESPP during both the three and six months ended June 30, 2006 was $1.80.
Pro Forma Information under SFAS 123 for Periods Prior to 2006
Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For The Period Ended June 30, 2005,
	Three Months	Six Months
Net income — as reported	$3,331	$7,420
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	192	412
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(1,039)	(2,122)

Pro forma net income	$2,484	$5,710

Basic net income per share:
As reported	$0.05	$0.12
Pro forma	$0.04	$0.09
Diluted net income per share:
As reported	$0.05	$0.11
Pro forma	$0.04	$0.09
Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the three and six months ended June 30, 2005:

	For The Period Ended June 30, 2005,
	Three Months	Six Months
Risk-free rate	3.6%	3.6%
Expected dividend yield	0%	0%
Expected volatility	39-41%	39-41%
Expected life	3 Years	3 Years
Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $1.88 and $1.91, respectively, for the three and six months ended June 30, 2005. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $1.2 million and $2.2 million, respectively. 223,019 shares were issued under the ESPP during the three and six months ended June 30, 2006 and 261,487 shares were issued during the three and six months ended June 30, 2005; no shares were issued during the first quarter of 2006 or 2005.
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
If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized for the three months or six months ended June 30, 2006.
Restructuring Plan
Restructuring charges are comprised primarily of severance and associated employee termination costs related to redundancies resulting from the Company’s acquisition of GoRemote in the first quarter of 2006. These charges have been recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that the recognition and measurement of termination costs be recorded when the liability is incurred.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109; (“FIN 48”). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact but believes that the adoption of FIN 48 will not have a significant impact to its financial statements.
In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, in its condensed consolidated statements of operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it could have a material impact on total net revenues and cost of sales, although income or loss from operations and net income or loss would not be affected.

Note 3. Net Income (Loss) Per share
In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. There were no shares subject to repurchase for the three or six months ended June 30, 2006. Basic net income per share for the three and six months ended June 30, 2005 excludes shares subject to repurchase of 370,744 and 464,620, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury-stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(2,054)	$3,331	$(2,119)	$7,420

Denominator:
Denominator for basic net income (loss) per common share Weighted average shares outstanding	64,937,720	62,962,553	64,830,301	62,642,122
Effect of dilutive securities:
Stock options	—	3,170,510	—	3,286,998
Denominator for diluted net income (loss) per common share — adjusted Weighted average shares	64,937,720	66,133,063	64,830,301	65,929,120

Basic net income (loss) per common share	$(0.03)	$0.05	$(0.03)	$0.12

Diluted net income (loss) per common share	$(0.03)	$0.05	$(0.03)	$0.11

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options to purchase common stock	11,230,643	1,965,354	11,230,643	1,855,754

The weighted-average exercise price of options to purchase common stock excluded from the computation was $7.43 and $10.13 for the three months ended June 30, 2006 and 2005, respectively, and $7.43 and $10.38 for the six months ended June 30, 2006 and 2005, respectively.
Note 4. Legal Contingencies
Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo. The Consolidated Amended Complaint (“CAC”) alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint, (“SCAC”) which set forth, the same claims against the same defendants relating to the same alleged class period. Defendants filed a motion to dismiss the SCAC on May 1, 2006, and pursuant to an agreed-upon schedule, the motion was heard and taken under submission on July 31, 2006. The case is at an early stage and no trial date has been set. No discovery is expected to take place unless defendants’ motion to dismiss is denied. No loss has been accrued as a loss is not probable or estimable as of June 30, 2006.
Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The

complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint (“CDC”) was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint was filed on May 19, 2006, and the defendants filed a demurrer, which is currently set for hearing on August 21, 2006. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as “complex litigation”. The case is at an early stage, limited discovery has occurred, and no trial date has been set. No loss has been accrued as a loss is not probable or estimable as of June 30, 2006.
On December 15, 2005, Peter Helfrich filed a complaint in the Superior Court for Orange County against GoRemote Internet Communications, Inc. (“GoRemote”) (a company acquired by the Company on February 15, 2006), alleging claims, including wrongful termination in violation of public policy, breach of contract, unpaid compensation, unfair business practices, breach of the implied covenant of good faith and fair dealing, and intentional infliction of emotional distress (the “Complaint”). GoRemote responded to that Complaint on January 17, 2006, with a general denial of the allegations in the Complaint and raised certain affirmative defenses. On June 12, 2006, the parties participated in a mediation and entered into a confidential settlement agreement pursuant to which Mr. Helfrich generally released any and all claims against GoRemote. The court case was dismissed with prejudice shortly thereafter. In connection with the acquisition, the Company accrued $165,000 as an estimate to settle this claim.
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
On February 15, 2005, the court issued a decision certifying a class for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. A decision is expected this summer. GoRemote is covered by a claims-made liability insurance policy which the Company believes will satisfy any potential liability of the Company under this settlement. No loss has been accrued as of June 30, 2006.
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

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets. The unaudited condensed consolidated statements of operations do not reflect the amortization of goodwill acquired in the proposed merger, consistent with the guidance in the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. The Company believes that its purchase of GoRemote resulted in the allocation of considerable amounts to goodwill because of significant synergistic and strategic benefits that it expects to realize from the acquisition. The Company believes that it, unlike other market participants, had unique opportunities to generate revenues and profits through (1) the Company’s ability to convert its existing dial-up customer base to broadband services and (2) its ability to sell expanded services into GoRemote’s existing customer base. Further, the Company acquired an R&D and sales force from GoRemote that was familiar with broadband technologies, a much more significant growth segment than iPass’ current dial-up service. The value of the workforce-in-place was subsumed into goodwill as required by SFAS 141, Business Combinations.
Amortization of other intangibles has been provided over the following estimated useful lives: customer relationships (Mobile Office) — 4 years, supplier contracts — 4 years; customer relationships (Fixed Broadband) — 7 years; internally developed software — 7 years. The following represents the estimated annual amortization of acquired intangibles (in thousands):

Fiscal Year
2006	$1,605
2007	1,834
2008	1,834
2009	1,834
2010	685
2011	521
2012	521
2013	66

$8,900

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the three and six months ended June 30, 2006 and 2005 as if the acquisition had been consummated as of January 1, 2006 and 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue	$47,384	$54,131	$96,677	$110,405
Net income (loss)	$(2,054)	$1,829	$(6,807)	$5,250
Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.10)	$0.08
Diluted	$(0.03)	$0.03	$(0.10)	$0.08
Number of shares used in per share calculations:
Basic	64,937,720	62,962,553	64,830,301	62,642,122
Diluted	64,937,720	66,133,063	64,830,301	65,929,120
Note 7. Goodwill and Intangibles
The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31,			June 30,
	2005			2006
	Balance	Acquisition	Amortization	Balance
Goodwill	$18,692	$61,471	$—	$80,163
Intangibles:
Existing technology	5,973	—	(806)	5,167
Patent/Core technology	2,127	—	(281)	1,846
Maintenance agreements and certain relationships	322	—	(33)	289
Customer relationships	354	7,600	(642)	7,312
Supplier contracts	—	950	(90)	860
Internally developed software	—	350	(19)	331

	$27,468	$70,371	$(1,871)	$95,968

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Intangibles:
Existing technology	$(403)	$(403)	$(806)	$(806)
Patent/Core technology	(141)	(141)	(281)	(281)
Maintenance agreements and certain relationships	(17)	(17)	(33)	(33)
Customer relationships	(418)	(30)	(642)	(63)
Supplier contracts	(58)	—	(90)	—
Internally developed software	(13)	—	(19)	—

	$(1,050)	$(591)	$(1,871)	$(1,183)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2006
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(2,733)	$5,167
Patent/Core technology	4-8 yrs	2,800	(955)	1,845
Maintenance agreements and certain relationships	5 yrs	400	(111)	289
Customer relationships	4-7 yrs	8,100	(788)	7,312
Supplier contracts	4 yrs	950	(89)	861
Internally developed software	7 yrs	350	(19)	331

		$20,500	$(4,695)	$15,805

	December 31, 2005
		Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(1,927)	$5,973
Patent/Core technology	4-8 yrs	2,800	(673)	2,127
Maintenance agreements and certain relationships	6 yrs	400	(78)	322
Customer relationships	4 yrs	500	(146)	354

		$11,600	$(2,824)	$8,776

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2006	$2,100
2007	4,201
2008	3,901
2009	2,401
2010	1,241
Thereafter	1,961

$15,805

Note 8. Stock Repurchase Program
In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.
In May 2006, the Company repurchased approximately 953,000 shares of common stock for an aggregate purchase price of $6.0 million. The repurchased shares were retired.
Note 9. Accrued Restructuring and Acquisition Integration Plans
In the second quarter of 2006, the Company initiated a restructuring plan to eliminate redundancies resulting from the acquisition of GoRemote and accordingly recognized a restructuring charge of approximately $1.0 million for the resulting workforce reduction. The restructuring plan will terminate 38 employees, across all functions. As of June 30, 2006, $366,000 related to this plan has been paid to 16 terminated employees. We expect to utilize the remaining accrual by the end of the third quarter of 2006.
In connection with the acquisition of GoRemote in February 2006, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired corporate facilities that were expected to be abandoned. The Company completed the relocation of employees and vacated the facilities by April 2006. The accrued facilities costs are expected to be fully utilized by the second quarter of 2008.
The following is a summary of activities in accrued restructuring and integration costs for the three and six months ended June 30, 2006 (in thousands):

	Accrued		Total Restructuring
	Facility Integration Costs	Accrued Severance Costs	Accrual
Balance as of December 31, 2005	$—	$—	$—
Accrued integration cost	1,249	—	1,249
Payments	—	—	—

Balance as of March 31, 2006	1,249	—	1,249

Restructuring charges	—	1,035	1,035
Payments	(161)	(366)	(527)

Balance as of June 30, 2006	$1,088	$669	$1,757

As of June 30, 2006, $440,000 of the $1.0 million accrued facility integration costs were classified as long-term liabilities base on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Factors Affecting Operating Results” and elsewhere in this quarterly report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.
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
Overview of the three and six months ended June 30, 2006
Our overall revenues increased slightly for the three and six months ended June 30, 2006 as compared to the same periods in 2005. The increase was driven primarily by our acquisition of GoRemote, which was completed on February 15, 2006. GoRemote contributed additional revenues of $9.4 million and $13.7 million for the three and six months ended June 30, 2006, respectively. These contributions offset a $5.1 million and $9.2 million decline in iPass revenue for the three and six months ended June 30, 2006, primarily related to a continued decline in dial-up revenues.
We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 63,000 Wi-Fi and wired hotspots worldwide. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2006 over 2005.
Going forward, we will continue to focus on delivering innovative services and solutions for our customers, with the goal of increasing the number of end users of our services for both dial-up and broadband access, as well as to increase fee revenues from endpoint policy management and other fee based services. We also plan to expand our product offering to our customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. During the rest of 2006, we expect to see moderate growth in our business as we expect dial-up revenues to continue to decrease through the remainder of the fiscal year. However, our ability to achieve these goals could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”
Sources of Revenues
We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for the fee has been collected. Our usage-based revenues represented 80% and 87% of our revenues for the three months ended June 30, 2006 and 2005, respectively, and 81% and 88% for the six months ended June 30, 2006 and 2005, respectively.
We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 21% and 5% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 17% and 4% for the six months ended June 30, 2006 and 2005, respectively.
We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from service fees represented approximately 20% and 13% of our revenues for the three months ended June 30, 2006 and 2005, respectively, and 19% and 12% for the six months ended June 30, 2006 and 2005, respectively.
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
   Fixed Broadband
Through the acquisition of GoRemote, we provide services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 500 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgment, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. We have one significant provider arrangement under which we account for revenues on a net basis. We account for all other provider arrangements on a gross basis, and initially defer the related costs associated with provisioning each endpoint and amortize them over the estimated life of an endpoint, typically 30 months. Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. We record estimated allowances against revenues for returns and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business. To date, allowances pertaining to our current business have not been significant.
We generally perform credit reviews to evaluate the customers’ ability to pay. If we determine that it is not probable that the revenue is collectible, the revenue is recognized as cash is collected.
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
Share-Based Compensation — Employee Stock-Based Awards
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
SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006, was $1.8 million and $3.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options and our employee stock purchase plan recognized under SFAS 123(R).
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
Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June

30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Condensed Consolidated Financial Statements for the related periods.
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
Also see Note 2 to the Condensed Consolidated Financial Statements on Share-Based Compensation.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $3.0 million and $2.0 million as of June 30, 2006 and December 31, 2005, respectively, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Total revenue	$47,384	$43,125	$4,259	9.9%	$91,654	$87,197	$4,457	5.1%
Total revenue increased in the three and six months ended June 30, 2006, as compared to the same periods in 2005, due to offsetting factors. Revenues were impacted by a continued decline in dial-up revenues for the period as customers continue to migrate from dial-up to broadband as the preferred method of connecting to their corporate networks. Revenues generated from broadband usage, dial-up usage and fees include $9.4 million and $13.7 million of revenue contributed from our acquisition of GoRemote for the three and six month periods ended June 30, 2006, respectively. No individual customer accounted for 10% or more of total revenues for the three or six months ended June 30, 2006 and 2005. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 20% and 13% of our revenues for the three months ended June 30, 2006 and 2005, respectively, and 19% and 12% of our revenues for the six months ended June 30, 2006 and 2005, respectively.
International revenues accounted for approximately 37% and 44% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 40% and 44% of total revenues for the six months ended June 30, 2006 and 2005, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 27% and 28% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 28% and 28% of our revenues for the six months ended June 30, 2006 and 2005, respectively. Revenues in the Asia Pacific region represented 11% and 12% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 11% and 12% of total revenues for the six months ended June 30, 2006 and 2005. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 12% and 14% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 13% and 13% of total revenues for the six months ended June 30, 2006 and 2005, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.

Operating Expenses
Network Access
Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Network access expenses	$14,230	$10,363	$3,867	37.3%	$26,762	$20,855	$5,907	28.3%
As a percent of revenue	30.0%	24.0%			29.2%	23.9%
The growth in network access expenses in the three and six months ended June 30, 2006 as compared to the same periods in 2005 was due, primarily, to our acquisition of GoRemote in February 2006. We expect network access expenses to increase slightly both in absolute dollars and as a percentage of revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Network operations expenses	$8,598	$5,302	$3,296	62.2%	$15,562	$10,680	$4,883	45.7%
As a percent of revenue	18.1%	12.3%			17.0%	12.2%
The growth in network operations expenses in the three months ended June 30, 2006 as compared to the second quarter of 2005 was due primarily to approximately $1.4 million in additional compensation and benefits expense due to the acquisition of GoRemote, approximately $302,000 related to the adoption of SFAS 123(R), and an increase in consulting fees of approximately $414,000. The remainder of the increase was attributable to various expenses which individually, are insignificant items. The increase as a percentage of revenues from the second quarter of 2006 to the second quarter of 2005 was due primarily to the expansion and support of our virtual network and increased headcount due to the acquisition of GoRemote. As we expand our operations, we expect that our network operations expenses will continue to decrease in absolute dollars and remain relatively constant as a percentage of revenues.
The growth in network operations expenses in the six months ended June 30, 2006 as compared to the six month ended June 30, 2005 was due primarily to approximately $2.3 million in additional compensation and benefits expense due to the acquisition of GoRemote, approximately $509,000 related to the adoption of SFAS 123(R), and an increase in licensing fees of approximately $543,000. The remainder of the increase was attributable to various expenses which individually, are insignificant items. The increase as a percentage of revenues from the first six months of 2006 to the first six months of 2005 was due primarily to the expansion and support of our virtual network and increased headcount due to the acquisition of GoRemote.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Research and development expenses	$6,163	$4,419	$1,744	39.5%	$11,694	$8,956	$2,738	30.6%
As a percent of revenue	13.0%	10.2%			12.8%	10.3%

The increase in research and development expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was due primarily to an additional $1.1 million of compensation costs related to increased headcount due to the acquisition of GoRemote and $348,000 related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items. The increase as a percentage of revenues as well as absolute dollars was primarily due to the acquisition of GoRemote as well as the continued acceleration of our development of new products, the integration of technology acquired into existing products and services as a result of the business acquisitions that occurred in 2004 and 2005. We expect that our research and development expenses will continue to decrease in absolute dollars and remain relatively constant as a percentage of revenue.
The increase in research and development expenses for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was due primarily to an additional $1.7 million of compensation costs related to increased headcount due to the acquisition of GoRemote and $649,000 related to the adoption of SFAS 123(R). The increase as a percentage of revenues as well as absolute dollars was due to the continued acceleration of our development of new products, the integration of technology acquired into existing products and services as a result of the business acquisitions that occurred in 2004 and 2005.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$15,238	$13,146	$2,092	15.9%	$30,053	$25,904	$4,149	16.0%
As a percent of revenue	32.2%	30.5%			32.8%	29.7%
The increase in sales and marketing expenses in absolute dollars for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was due primarily to approximately $996,000 in additional compensation and benefits expenses due to additional sales personnel related to the acquisition of GoRemote and expansion of the sales organization in the EMEA region, and an additional $727,000 related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues.
The increase in sales and marketing expenses in absolute dollars for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was due primarily to an approximately $1.7 million in additional compensation and benefits expenses due to additional sales personnel related to the acquisition of GoRemote and the expansion of the sales organization in the EMEA region, and an additional $1.3 million related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items.
General and Administrative
General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
General and administrative expenses	$6,212	$4,768	$1,444	30.3%	$12,074	$9,122	$2,952	32.4%
As a percent of revenue	13.1%	11.1%			13.2%	10.5%

General and administrative expenses increased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase was primarily driven by approximately $479,000 in additional compensation and benefits expenses due to the acquisition of GoRemote and an additional $411,000 related to the adoption of SFAS 123(R) as well as an increase in legal and consulting fees of approximately $388,000. The remaining increase is due to various individually insignificant items. We expect that in future periods our general and administrative expenses will decrease in absolute dollars and remain relatively constant as a percentage of revenues.
General and administrative expenses increased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase was primarily driven by approximately $700,000 in additional compensation and benefits expenses due to the acquisition of GoRemote and an additional $801,000 related to the adoption of SFAS 123(R) as well as an increase in legal and consulting fees of approximately $602,000. The remaining increase is due to various individually insignificant items.
Restructuring Charges
In the second quarter of 2006, we initiated a restructuring plan to eliminate redundancies resulting from the acquisition of GoRemote and accordingly recognized a restructuring charge of approximately $1.0 million for the resulting workforce reduction. The restructuring plan will terminate 38 employees, across all functions and is expected to reduce related compensation and benefit expenses by approximately $6.0 million per year.
As of June 30, 2006, $366,000 related to this plan has been paid to 16 terminated employees. We expect to utilize the remaining accrual by the end of the third quarter of 2006.
In the quarter ending September 30, 2006, the Company is expected to incur additional restructuring charges of approximately $3.7 million related to abandoned facilities and workforce reductions.
Amortization of Acquired Intangibles
Amortization of acquired intangibles was approximately $1.0 million and $591,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase from 2005 to 2006 was driven by the amortization of intangible assets acquired in 2006 as a result of the acquisition of GoRemote.
Non-Operating Expenses
Other Income, Net
Other income, net consists of the net total of interest and other income and interest expense for the period.
Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $863,000 and $951,000 for the three months ended June 30, 2006 and 2005, respectively. The decrease in interest income was primarily due to a decreased investment balance due to funds used for the acquisition of GoRemote in the first quarter of 2006; this was partially offset by an increase in the rate of return on our investments. Interest and other income increased to $2.0 million from $1.7 million for the six months ended June 30, 2006 and 2005, respectively, due primarily to an increase in the rate of return on our investments partially offset by the decreased investment balance resulting from the acquisition.
There was no interest expense for the three or six months ended June 30, 2006 and 2005.
Provision for (Benefit from) Income Taxes
The benefit from income taxes was $2.2 million and $2.9 million for the three and six months ended June 30, 2006, respectively, compared to a provision of $2.2 million and $4.8 million for the three and six months ended June 30, 2005, respectively. The decrease in income taxes is due to a decrease in income before income taxes for the three and six months ended June 30, 2006 as compared to the same periods in 2005.
The effective tax rate was (52)% and 39% for the three months ended June 30, 2006 and 2005, respectively, and (54)% and 39% for the six months ended June 30, 2006 and 2005, respectively.

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
Net cash used by operating activities was $1.8 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $16.9 million for the six months ended June 30, 2005. This change primarily was the result of a net loss incurred in the first six months of 2006 of $2.1 million as compared with net income of $7.4 million for the first six months of 2005 as well as a increase in deferred income tax assets and an increase in other assets, as compared to the first six months of 2005.
Net cash used in investing activities was $18.9 million for the six months ended June 30, 2006 which primarily represented the purchase of GoRemote, which net of cash acquired was $77.7 million; also net maturities of short-term investments were $61.4 million, and purchases of property and equipment was $2.3 million. The cash used for investing activities of $23.2 million, for the six months ended June 30, 2005 was comprised of net purchases of short-term investments of $21.2 million and purchases of property and equipment of $2.0 million.
Net cash used in financing activities for the six months ended June, 2006 was $1.2 million, as compared to $2.3 million of cash provided for the six months ended June 30, 2005. Net cash used in financing activities for the first six months of 2006 was primarily due to $6.0 million for the repurchase of approximately 953,000 shares of common stock offset by $4.7 million for stock option exercises. Net cash provided by financing activities in the first six months of 2005 was primarily due primarily to stock option exercises.
As of June 30, 2006, our principal source of liquidity was $107.1 million of cash, cash equivalents and short-term investments.
Commitments
At June 30, 2006, we had no material commitments for capital expenditures.
Other than in the approximately 22 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of June 30, 2006 are as follows (in thousands):

Year ending December 31:
2006	$1,336
2007	1,901
2008	1,066
2009	266

$4,569

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of June 30, 2006 are as follows (in thousands):

Year ending December 31:
2006	$2,092
2007	4,279
2008	4,374
2009	4,311
2010 and thereafter	1,453

$16,509

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
     We have generated the large majority of our revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In particular, in 2005 we derived $138.1 million, or 82%, of our total revenues from our traditional dial-up business. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In 2005, our revenue derived from the use of narrowband connectivity decreased 8% as compared to 2004. A substantial portion of the growth of our business will depend in part upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:
     The broadband access market continues to develop at a rapid pacet. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, continues to develop and demand at levels we anticipate may not develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the broadband wireless access market does not develop, we will not be able to generate substantial revenues from broadband wireless access.
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
     Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks, there may be little incremental cost for them to provide additional hotspot or telephone connections. As a result, they may offer remote access services at little additional cost, and may be willing to discount or subsidize remote access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our remote access service. As a result, large carriers may sell their remote access services at a lower price. In addition, new non-facilities-based carriers may enter our market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.
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
     In approximately 22 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the six months ended June 30, 2006 and years ended December 31, 2005, 2004 and 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2007, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2007. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.
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
     We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 40% of our revenues for the first six months of 2006, of which approximately 28% and 11% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions. In 2005, revenues from customers domiciled outside of the United States were 45% of our total revenues, of which approximately 29% and 12% were generated in our EMEA and Asia Pacific regions, respectively. In 2004, revenues from customers domiciled outside of the United States were 41% of our total revenues, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact but believes that the adoption of FIN 48 will not have a significant impact to its financial statements.
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
Interest Rate Sensitivity
As of June 30, 2006, we had cash, cash equivalents, and short-term investments totaling $107.1 million, as compared to $184.6 million as of December 31, 2005 which decreased, primarily due to cash outlays to acquire GoRemote. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.
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
The following compares the principal amounts of short-term investments by expected maturity as of June 30, 2006 (in thousands):

	Expected Maturity
	Date
	for Par Value
	Amounts
	For the Year Ended					As of
	December 31,				Total Cost	June 30, 2006
	2006	2007	2008	2009	Value	Total Fair Value
U.S. Government agencies	$33,355	$22,050	$24,990	$2,770	$85,354	$84,800
Corporate notes	1,500	—	—	—	1,524	1,516
Auction rate and money market securities	4,750	—	—	—	4,779	4,779

Total	$39,605	$22,050	$24,990	$2,770	$91,657	$91,095

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2005 (in thousands):

	Expected Maturity Date
	for Par Value Amounts
	for the Year Ended				As of
	December 31,			Total Cost	Dec. 31, 2005
	2006	2007	2008	Value	Total Fair Value
U.S. Government agencies	$85,405	$11,900	$20,490	$119,981	$119,508
Corporate notes	15,915	—	—	16,248	16,191
Auction rate and money market securities	11,000	—	—	11,000	11,028

Total	$112,320	$11,900	$20,490	$147,229	$146,727

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
Item 4. Controls and Procedures
Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo. The Consolidated Amended Complaint (“CAC”) alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint, (“SCAC”) which set forth, the same claims against the same defendants relating to the same alleged class period. On May 1, 2006, the Defendants filed a motion to dismiss the SCAC, and pursuant to an agreed-upon schedule, the motion was heard and taken under submission on July 31, 2006. The case is at an early stage and no trial date has been set. No discovery is expected to take place unless defendants’ motion to dismiss is denied.
Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint (“CDC”) was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint was filed on May 19, 2006, and the defendants filed a demurrer, which is currently set for hearing on August 21, 2006. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as “complex litigation.” The case is at an early stage, limited discovery has occurred, and no trial date has been set.
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
On February 15, 2005, the court issued a decision certifying a class for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On August 31, 2006, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. A decision is expected this summer. GoRemote is covered by a claims-made liability insurance policy which the Company believes will satisfy any potential liability of the Company under this settlement. No loss has been accrued as of June 30, 2006.
On December 15, 2005, Helfrich filed a complaint in the Superior Court for Orange County against GoRemote Internet Communications, Inc. (“GoRemote”) (a company acquired by the Company on February 15, 2006), alleging claims, including wrongful termination in violation of public policy, breach of contract, unpaid compensation, unfair business practices, breach of the implied covenant of good faith and fair dealing, and intentional infliction of emotional distress (the “Complaint”). GoRemote responded to that Complaint on January 17, 2006, with a general denial of the allegations in the Complaint and raised certain affirmative defenses. On June 12, 2006, the parties participated in a mediation and entered into a confidential settlement agreement pursuant to which Mr. Helfrich generally released any and all claims against GoRemote. The court case was dismissed with prejudice shortly thereafter.
The securities class actions and shareholder derivative suits referenced above were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Each of the legal proceedings referenced above were also discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
Item 1A. Risk Factors
We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Related to Our Operations” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.
The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, have not substantively changed, except for the following risk factors, which have been restated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Related to Our Business” of this Quarterly Report on Form 10-Q:
1. We have updated the risk factors “If we are unable to meet the challenges posed by broadband access, our ability to grow our business will be impaired,” “There are approximately 22 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access” and “Because much of our business is international, we encounter additional risks, which may reduce our profitability” to include second quarter of 2006 financial information;

2. We abbreviated the risk factor “We currently are, and in the future may be, subject to securities class action lawsuits due to decreases in our stock price”; and
3. We updated the risk factor “New accounting pronouncements may impact our future financial position and results of operations” for the adoption of SFAS 123(R) as applied to our first quarter of 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock. A total of $6.0 million of stock was repurchased in the second quarter of 2006, leaving approximately $24.0 million that may be used for future repurchases, as set forth in the table below:

			Total Number of	Approximate Dollar
In thousands,			Shares Purchased as	Value of Shares that
except share and	Total Number of	Average Price Paid per	Part of Publicly	May Yet Be Purchased
per share amounts	Shares Purchased	Share	Announced Program	under the Program
April 1, 2006 to April 30, 2006	—	—	—	—
May 1, 2006 to May 31, 2006	952,564	$6.27	952,564	$24,000
June 1, 2006 to June 30, 2006	—	—	—	—

Total	952,564	$6.27	952,564	$24,000
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on June 1, 2006 in Redwood Shores, California. At the meeting, the following three proposals were voted on and approved as follows:
Proposal I
The following persons were elected as directors to serve for a three-year term:

		Total Vates “Withheld” from Each
	Total Votes “For” Each Director	Director
Kenneth D. Denman	52,685,646	6,148,976
Olof Pripp	58,584,151	250,471
Allan R Spies	52,711,200	6,123,422
The following directors’ terms of office continued after the annual meeting: Arthur C. Patterson, Peter G. Bodine, A. Gary Ames, and John D. Beletic.
Proposal II
The stockholders approved amendments to the 2003 Non-Employee Directors Plan to change the terms and number of shares granted pursuant to stock options and provide for the grant of restricted stock awards thereunder, as follows:

Votes For	Votes Against	Abstention	Broker Non-Votes
27,048,078	17,495,588	1,577,381	12,713,575

Proposal III
The stockholders also ratified the selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firmfor the fiscal year ending December 31, 2006, as follows:

For	Against	Abstain
58,151,996	652,596	30,030
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (4)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

10.1	2003 Non-Employee Director Plan, as amended (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Filed as Appendix A to iPass’ Proxy Statement (Commission No. 000-50327), filed April 26, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.
Date: August 9, 2006	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (4)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (2)

10.1	2003 Non-Employee Director Plan, as amended (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed March 13, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.