Form 10-Q
period 2006-09-30
IPASS INC
filed 2006-11-09
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

000-50327
(Commission File Number)

________________

iPass Inc.
(Exact name of Registrant as specified in its charter)
________________

Delaware	93-1214598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3800 Bridge Parkway
Redwood Shores, California 94065
(Address of principal executive offices, including zip code)

(650) 232-4100
(Registrant’s telephone number, including area code)

________________

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2006 was 65,439,093.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,661	$37,829
Short-term investments	85,397	146,727
Accounts receivable, net of allowance for doubtful accounts of $3,077 and $2,040, respectively	29,733	23,347
Prepaid expenses and other current assets	5,430	3,777
Short-term deferred income tax assets	7,143	4,555
Total current assets	148,364	216,235
Property and equipment, net	10,757	9,210
Other assets	3,093	1,561
Long-term deferred income tax assets	9,816	—
Acquired intangible assets, net	14,755	8,776
Goodwill	80,163	18,692
Total assets	$266,948	$254,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,834	$12,669
Accrued liabilities	17,150	12,523
Deferred revenue — short-term	5,089	3,031
Total current liabilities	37,073	28,223
Deferred revenue — long-term	1,282	—
Other long-term liabilities	274	—
Total liabilities	38,629	28,223
Stockholders’ equity:
Common stock	65	64
Additional paid-in capital	251,057	245,456
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive loss	(106)	(307)
Accumulated deficit	(22,697)	(18,369)
Total stockholders’ equity	228,319	226,251
Total liabilities and stockholders’ equity	$266,948	$254,474

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$45,900	$41,881	$137,554	$129,078
Operating expenses (1):
Network access	14,622	10,568	41,384	31,423
Network operations	8,483	5,117	24,045	15,797
Research and development	5,461	4,271	17,155	13,227
Sales and marketing	14,684	12,284	44,737	38,188
General and administrative	5,754	4,366	17,828	13,488
Restructuring charges	541	—	1,576	—
Amortization of intangibles	1,050	592	2,921	1,775
Total operating expenses	50,595	37,198	149,646	113,898
Operating income (loss)	(4,695)	4,683	(12,092)	15,180
Other income, net	825	993	2,815	2,717
Income (loss) before income taxes	(3,870)	5,676	(9,277)	17,897
Provision for (benefit from) income taxes	(1,661)	1,466	(4,602)	6,267
Net income (loss) before cumulative effect of change in accounting principle	$(2,209)	$4,210	$(4,675)	$11,630
Cumulative effect of change in accounting principle, net of zero tax effect	—	—	(347)	—
Net income (loss)	$(2,209)	$4,210	$(4,328)	$11,630
Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.03)	$0.07	$(0.07)	$0.18
Diluted	$(0.03)	$0.06	$(0.07)	$0.18
Per share effect of cumulative change in accounting principle:
Basic	$—	$—	$(0.00)	$—
Diluted	$—	$—	$(0.00)	$—
Net income (loss) per share:
Basic	$(0.03)	$0.07	$(0.07)	$0.18
Diluted	$(0.03)	$0.06	$(0.07)	$0.18
Number of shares used in per share calculations:
Basic	64,545,003	63,461,175	64,781,704	62,918,027
Diluted	64,545,003	66,122,504	64,781,704	65,773,335

____________
(1) Amortization of stock-based compensation is included in the operating expense line items, as follows:
Network operations	$283	$32	$792	$132
Research and development	300	34	949	143
Sales and marketing	484	57	1,743	213
General and administrative	527	114	1,328	424

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(4,328)	$11,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	4,812	912
Amortization of acquired intangibles	2,921	1,775
Depreciation and amortization	3,975	3,657
Deferred income tax	(4,201)	4,534
Tax benefit from employee stock option plans	—	881
Excess tax benefit from stock option plans	(44)	—
Provision for doubtful accounts	615	200
Cumulative affect of change in accounting principle	(347)	—
Realized loss on investments, net	—	31
Changes in operating assets and liabilities:
Accounts receivable	154	33
Prepaid expenses and other current assets	(1,019)	(42)
Other assets	(1,187)	52
Accounts payable	(33)	1,029
Other liabilities and long-term deferred revenue	1,282	—
Accrued liabilities	(1,035)	504
Net cash provided by operating activities	1,565	25,196
Cash flows from investing activities:
Purchases of short-term investments	(122,203)	(126,313)
Maturities of short-term investments	189,666	95,983
Cash used in acquisitions, net of cash acquired	(77,960)	—
Purchases of property and equipment	(4,139)	(2,775)
Net cash used in investing activities	(14,636)	(33,105)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,835	2,483
Cash used in repurchase of common stock	(9,976)	—
Excess tax benefit from employee stock option plans	44	—
Net cash provided by (used in) financing activities	(4,097)	2,483
Net decrease in cash and cash equivalents	(17,168)	(5,426)
Cash and cash equivalents at beginning of period	37,829	34,395
Cash and cash equivalents at end of period	$20,661	$28,969

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

On February 15, 2006, the Company acquired GoRemote Internet Communications, Inc. (“GoRemote”). The effects of this transaction as well as the results of operations of GoRemote from February 15, 2006 through September 30, 2006 are included in our results of operations as of and for the three and nine months ended September 30, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Foreign Currency Translation

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying condensed consolidated statements of operations.  Foreign currency transaction gains and losses were not significant for the three and nine months ended September 30, 2006 and 2005.

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

Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,209)	$4,210	$(4,328)	$11,630
Comprehensive income:
Net change in accumulated unrealized gain (loss) on available-for- sale securities	203	52	201	13
Total comprehensive income (loss)	$(2,006)	$4,262	$(4,127)	$11,643

Concentrations of Risk

Substantially all of the Company’s cash and cash equivalents are held by two well established financial institutions.

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an allowance for doubtful accounts. As of September 30, 2006 and December 31, 2005, no individual customer represented 10% or more of accounts receivable.  No individual customer represented 10% or more of total revenues for the three or nine months ended September 30, 2006 or 2005.  The only individual country, outside the United States, to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 11% and 14% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 12% and 14% of total revenues for the nine months ended September 30, 2006 and 2005, respectively.

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

Stock- Based Compensation

Description of the Company’s Plans

In February 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). In June 1999, the Company adopted two option plans, the 1999 Stock Option Plan (1999 Plan) and the 1999 Interim Stock Option Plan (1999 Interim Plan). The 1997 Plan, the 1999 Plan, and the 1999 Interim Plan are collectively referred to as the Pre-IPO Plans. Under the Pre-IPO Plans, as amended, the Company is authorized to issue shares to employees, directors and consultants. On January 15, 2003, the Company adopted the 2003 Equity Incentive Plan and the 2003 Non-employee Directors Plan which are collectively referred to as the 2003 Plans. Under the 2003 Plans, the board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; options generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. As of September 30, 2006, 23,088,834 shares were authorized for grant under all plans, including those assumed in the acquisition of GoRemote and there were no shares of common stock subject to repurchase..

In January 2003, the Company adopted the 2003 Employee Stock Purchase Plan (ESPP). The ESPP became effective on July 23, 2003. At that time, 2,000,000 shares were reserved for issuance under this plan. The number of shares reserved under this ESPP automatically increases annually beginning January 1, 2004 by 1% of the total number of shares outstanding as of the last day of the previous fiscal year. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date.

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

Change in Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the ESPP based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods has been made.

Total stock-based compensation expense, including stock options, ESPP and restricted stock awards, recognized under SFAS 123(R) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was $1.6 million and $4.8 million, respectively. The income tax benefit related to the compensation expense totaled $472,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. In addition, the Company has recorded a $(347,000) cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the three months ended March 31, 2006. The cumulative effect adjustment reversed the impact of estimated forfeitures on prior period stock compensation to the extent the related unvested options were outstanding as of January 1, 2006.

As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three months ended September 30, 2006 were increased by $1.5 million and $1.0 million, respectively, and were increased by $4.4 million and $2.7 million, for the nine months ended September 30, 2006, respectively. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.02 and $0.04 for the three and nine months ended September 30, 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations during the three or nine months ended September 30, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In accordance with APB 25, no stock-based compensation expense was recognized in the Company’s statements of operations for stock options granted to employees and directors that had an exercise price equal to the fair value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized in the Company’s statements of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based the historical volatility of the Company’s common stock and other factors. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB107. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For The Period Ended September 30, 2006,
	Three Months	Nine Months
Risk-free rate	4.68% - 5.11%	4.44% - 5.11%
Expected dividend yield	0%	0%
Expected volatility	55%	50%
Expected life	6.1 years	6.1 years

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plan during the nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2005	9,348,025	$5.12
Granted	2,016,423	$6.90
Assumed in acquisition of GoRemote	1,710,353	$17.26
Exercised	(1,540,476)	$3.27
Cancelled	(1,594,323)	$6.88
Balance as of September 30, 2006	9,940,002	$7.84

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except share and per share amounts)
Options outstanding at September 30, 2006	9,940,002	7.84	7.26	$5,480
Options vested and expected to vest at September 30, 2006	9,415,018	7.91	7.17	$5,476
Options exercisable at September 30, 2006	5,866,416	8.73	6.32	$5,287

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $3.04 and $3.72, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $361,000 and $5.6 million, respectively. At September 30, 2006, the Company had $7.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, ESPP and options assumed in business combinations that will be recognized over the weighted average period of 1.24 years. Cash received from stock option exercises was $5.5 million during the nine months ended September 30, 2006. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$ 0.10 — 2.00	1,189,381	5.58	$0.93	1,167,099	$0.91
2.01 — 4.75	1,203,898	5.04	3.83	1,126,039	3.89
4.86 — 5.05	738,759	7.67	5.04	329,168	5.03
5.26 — 5.35	1,609,099	7.83	5.35	847,196	5.35
5.38 — 5.87	1,122,904	8.56	5.71	627,625	5.69
5.91 — 6.49	1,302,750	8.70	6.29	331,613	6.31
6.51 — 7.59	1,117,954	9.05	7.01	196,744	7.31
7.68 — 13.82	1,017,201	5.98	9.60	715,564	9.57
14.00 — 160.00	630,006	6.35	40.68	517,318	45.63
250.00 — 250.00	8,050	3.32	250.00	8,050	250.00
Total	9,940,002	7.26	7.84	5,866,416	8.73

Employee Stock Awards

A summary of the changes in stock awards outstanding under the Company’s equity-based compensation plans during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	428,436	$6.27
Vested	—	—
Forfeited	(33,200)	6.36
Nonvested at September 30, 2006	395,236	$6.27

The fair value of the Company’s stock awards was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 1.78 years.

Employee Stock Purchase Plan

Compensation expense is calculated related to the ESPP using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	For the period ended September 30, 2006,
	Three Months	Nine Months
Risk-free rate	4.5%	4.5%
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Expected life	0.5 to 1 year	0.5 to 1 year

The weighted-average fair value of the purchase rights granted under the ESPP during both the three and nine months ended September 30, 2006 was $1.80.  223,019 shares were issued under the ESPP during the nine months ended September 30, 2006 and 261,487 shares were issued during the nine months ended September 30, 2005; no shares were issued during the third quarter of 2006 or 2005.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For The Period Ended September 30, 2005,
	Three Months	Nine Months
Net income — as reported	$4,210	$11,630
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	140	538
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(819)	(2,872)
Pro forma net income	$3,531	$9,296
Basic net income per share:
As reported	$0.07	$0.18
Pro forma	$0.06	$0.15
Diluted net income per share:
As reported	$0.06	$0.18
Pro forma	$0.05	$0.14

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

For pro forma purposes, the fair value of the Company’s stock option awards and employee stock purchase plan issuances were estimated using the Black-Scholes option-pricing model, assuming the following weighted-average assumptions for the three and nine months ended September 30, 2005:

	For The Period Ended September 30, 2005
	Employee Stock Options		Employee Stock Purchase Plan
	Three Months	Nine Months	Three Months	Nine Months
Risk-free rate	4.0%	3.9%	3.2%	3.2%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	37%	37-41%	41%	41%
Expected life	3 Years	3 Years	0.5 Years	0.5 Years

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $1.38 and $1.53, respectively, for the three and nine months ended September 30, 2005. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $564,000 and $2.8 million, respectively.

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

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized for the three months or nine months ended September 30, 2006.

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

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, in its condensed consolidated statements of operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it could have a material impact on total net revenues and cost of sales, although income or loss from operations and net income or loss would not be affected.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material effect on its results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not have any defined benefit pension plans and believes that SFAS 158 will not have a material effect on its results of operations or financial position.

Note 3. Net Income (Loss) Per share

In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. There were no shares subject to repurchase for the three or nine months ended September 30, 2006. Basic net income per share for the three and nine months ended September 30, 2005 excludes shares subject to repurchase of 185,623 and 370,599, respectively. These shares have been included in diluted net income per share to the extent that the inclusion of such shares is dilutive. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(2,209)	$4,210	$(4,328)	$11,630
Denominator:
Denominator for basic net income (loss) per common share weighted average shares outstanding	64,545,003	63,461,175	64,781,704	62,918,027
Effect of dilutive securities:
Stock options	—	2,661,329	—	2,855,308
Denominator for diluted net income (loss) per common share — adjusted weighted average shares outstanding	64,545,003	66,122,504	64,781,704	65,773,335
Basic net income (loss) per common share	$(0.03)	$0.07	$(0.07)	$0.18
Diluted net income (loss) per common share	$(0.03)	$0.06	$(0.07)	$0.18

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	10,245,438	2,791,920	10,245,438	1,984,603

The weighted-average exercise price of options to purchase common stock excluded from the computation was $7.60 and $8.81 for the three months ended September 30, 2006 and 2005, respectively, and $7.60 and $10.06 for the nine months ended September 30, 2006 and 2005, respectively.

Note 4. Legal Contingencies

Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo (collective, the "defendants"). The Consolidated Amended Complaint (“CAC”) alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint, (“SCAC”) which set forth, the same claims against the same defendants relating to the same alleged class period. Defendants filed a motion to dismiss the SCAC on May 1, 2006, and that motion was granted with prejudice on September 6, 2006.  On September 7, 2006, final judgment was entered in favor of the defendants. Plaintiffs failed to file a timely notice of appeal. No loss has been accrued as a loss is not probable or estimable as of September 30, 2006.

Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as “complex litigation.” By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint (“CDC”) was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint was filed on May 19, 2006. Defendants demurred to the amended CDC and on September 1, 2006 the court sustained that demurrer with leave to amend. On October 6, 2006, plaintiffs filed a consolidated second amended complaint (“CSAC”). On October 24, 2006 defendants filed a demurrer as to the CSAC, which is currently set for hearing on November 27, 2006. The case is at an early stage, limited discovery has occurred, and no trial date has been set. No loss has been accrued as a loss is not probable or estimable as of September 30, 2006.

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

Beginning in July 2001, GoRemote and certain of its officers and directors ("Individuals") were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re GoRemote Internet Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS). In the amended complaint, filed in April 2002, the plaintiffs allege that GoRemote, the Individuals, and the underwriters of GoRemote's initial public offering ("IPO") violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, its IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the "IPO Lawsuits").

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York, under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In October 2002, the Court entered an order dismissing the Individuals from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court dismissed the Section 10(b) claims against GoRemote with prejudice.

From September 2002 through June 2003, GoRemote participated in settlement negotiations with a committee of issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the "Insurers"). GoRemote’s Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal by the plaintiffs which would be paid for by the Insurers and would dispose of all remaining claims against GoRemote. After careful consideration, GoRemote approved the settlement proposal (which does not admit wrongdoing) in July 2003. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to the settlement being finalized. In June 2004, GoRemote entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the court issued a decision certifying a class for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On

August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. The Court's decision on final approval of the settlement remains pending. GoRemote is covered by a claims-made liability insurance policy which the Company believes will satisfy any potential liability of the Company under this settlement. No loss has been accrued as of September 30, 2006.

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
$8,900

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the three and nine months ended September 30, 2006 and 2005 as if the acquisition had been consummated as of January 1, 2006 and 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenue	$45,900	$52,549	$142,577	$162,952
Net income (loss)	$(2,209)	$1,822	$(9,016)	$7,072
Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.14)	$0.11
Diluted	$(0.03)	$0.03	$(0.14)	$0.11
Number of shares used in per share calculations:
Basic	64,545,003	63,461,175	64,781,704	62,918,027
Diluted	64,545,003	66,122,504	64,781,704	65,773,335

Note 7. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2005 Balance	Acquisition	Amortization	September 30, 2006 Balance
Goodwill	$18,692	$61,471	$—	$80,163
Intangibles:
Existing technology	5,973	—	(1,210)	4,763
Patent/Core technology	2,127	—	(422)	1,705
Maintenance agreements and certain relationships	322	—	(50)	272
Customer relationships	354	7,600	(1,060)	6,894
Supplier contracts	—	950	(148)	802
Internally developed software	—	350	(31)	319
	$27,468	$70,371	$(2,921)	$94,918

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Intangibles:
Existing technology	$(403)	$(403)	$(1,210)	$(1,209)
Patent/Core technology	(141)	(141)	(422)	(422)
Maintenance agreements and certain relationships	(17)	(17)	(50)	(50)
Customer relationships	(418)	(31)	(1,060)	(94)
Supplier contracts	(58)	—	(148)	—
Internally developed software	(13)	—	(31)	—
	$(1,050)	$(592)	$(2,921)	$(1,775)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2006
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,137)	$4,763
Patent/Core technology	4-8 yrs	2,800	(1,095)	1,705
Maintenance agreements and certain relationships	5 yrs	400	(128)	272
Customer relationships	4-7 yrs	8,100	(1,206)	6,894
Supplier contracts	4 yrs	950	(148)	802
Internally developed software	7 yrs	350	(31)	319
		$20,500	$(5,745)	$14,755

	December 31, 2005
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(1,927)	$5,973
Patent/Core technology	4-8 yrs	2,800	(673)	2,127
Maintenance agreements and certain relationships	6 yrs	400	(78)	322
Customer relationships	4 yrs	500	(146)	354
		$11,600	$(2,824)	$8,776

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2006	$1,050
2007	4,201
2008	3,901
2009	2,401
2010	1,241
Thereafter	1,961
$14,755

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

In May 2006, the Company repurchased approximately 953,000 shares of common stock for an aggregate purchase price of $6.0 million. The repurchased shares were retired. In August and September 2006, the Company made additional repurchases of approximately 866,000 shares for an aggregate purchase price of $4.0 million with the intent to retire the shares by the end of the fiscal year.

Note 9. Accrued Restructuring and Acquisition Integration Plans

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

In the second quarter of 2006, the Company initiated a restructuring plan to eliminate redundancies resulting from the acquisition of GoRemote and accordingly recognized a restructuring charge of approximately $1.0 million for the resulting workforce reduction of 38 employees across all functions. As of September 30, 2006, all terminations had been completed and all severance benefits paid.

In the third quarter of 2006, the Company recorded a restructuring charge of approximately $606,000 related to an additional workforce reduction of 12 employees across all functions. This charge was reduced by approximately $65,000 for adjustments to severance estimates recorded in the second quarter of 2006. As of September 30, 2006, $77,000 related to this reduction had been paid. The Company expects to utilize the remaining accrual by the end of the fiscal year.

The following is a summary of activities in accrued restructuring and integration costs for the three and nine months ended September 30, 2006 (in thousands):

	Accrued Facility Integration Costs	Accrued Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2005	$—	$—	$—
Accrued integration cost	1,249	—	1,249
Payments	—	—	—
Balance as of March 31, 2006	1,249	—	1,249
Restructuring charges	—	1,035	1,035
Payments	(161)	(366)	(527)
Balance as of June 30, 2006	$1,088	$669	$1,757
Restructuring charges	—	606	606
Payments	(169)	(681)	(850)
Adjustments to severance benefits accrued in the prior quarter	—	(65)	(65)
Balance as of September 30, 2006	$919	$529	$1,448

As of September 30, 2006, $274,000 of the $919,000 accrued facility integration costs were classified as long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases.  Current accrued restructuring costs are included in accrued liabilities on the balance sheet.

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

Overview of the three and nine months ended September 30, 2006

Our overall revenues increased slightly for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. The increase was driven primarily by our acquisition of GoRemote, which was completed on February 15, 2006. GoRemote contributed additional revenues of $8.9 million and $22.6 million for the three and nine months ended September 30, 2006, respectively. These contributions offset a $4.9 million and $14.1 million decline in iPass revenue for the three and nine months ended September 30, 2006, primarily related to a continued decline in dial-up revenues.

We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 65,000 Wi-Fi and wired hotspots worldwide. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2006 over 2005.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, with the goal of increasing the number of end users of our services for both dial-up and broadband access, as well as to increase fee revenues from endpoint policy management and other fee based services. We plan to further expand our product offering to our customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. During the fourth quarter of 2006, we expect to see dial-up revenues continue to decrease. However, our ability to achieve these goals could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for the fee has been collected. Our usage-based revenues represented 78% and 86% of our revenues for the three months ended September 30, 2006 and 2005, respectively, and 79% and 87% for the nine months ended September 30, 2006 and 2005, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 24% and 6% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 19% and 5% for the nine months ended September 30, 2006 and 2005, respectively.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile Automation, Inc. in October of 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from service fees represented approximately 22% and 14% of our revenues for the three months ended September 30, 2006 and 2005, respectively, and 20% and 13% of our revenues for the nine months ended September 30, 2006 and 2005, respectively.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006, was $1.6 million and $4.8 million, respectively, which consisted of stock-based compensation expense related to employee stock options and our employee stock purchase plan recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Condensed Consolidated Financial Statements for the related periods.

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

Also see Note 2 to the Condensed Consolidated Financial Statements on Share-Based Compensation.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate in determining the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $3.1 million and $2.0 million as of September 30, 2006 and December 31, 2005, respectively, for estimated losses resulting from the inability of our customers to make their required payments to us. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Revenue
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Total revenue	$45,900	$41,881	$4,019	9.6%	$137,554	$129,078	$8,476	6.6%

Total revenue increased in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due to offsetting factors. Revenues were impacted by a continued decline in dial-up revenues for the period as customers continue to migrate from dial-up to broadband as the preferred method of connecting to their corporate networks. Dial-up revenues declined to $24.7 million and $83.3 million in the three and nine months ended September 30, 2006, compared to $33.7 million and $106.5 million in the three and nine months ended September 30, 2005.  Revenues generated from broadband usage, dial-up usage and fees include $8.9 million and $22.6 million of revenue contributed from our acquisition of GoRemote for the three and nine month periods ended September 30, 2006, respectively.  Total broadband revenues were $11.3 million and $26.9 million in the three and nine months ended September 30, 2006, compared to $2.4 million and $5.9 million in the three and nine months ended September 30, 2005.  Total software and services fee revenues were $9.9 million and $27.3 million in the three and nine months ended September 30, 2006, compared to $5.8 million and $16.7 million in the three and nine months ended September 30, 2005.  No individual customer accounted for 10% or more of total revenues for the three or nine months ended September 30, 2006 and 2005. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 22% and 14% of our revenues for the three months ended September 30, 2006 and 2005, respectively, and 20% and 13% of our revenues for the nine months ended September 30, 2006 and 2005, respectively.

International revenues accounted for approximately 39% and 46% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 41% and 44% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 26% and 29% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 27% and 28% of our revenues for the nine months ended September 30, 2006 and 2005, respectively. Revenues in the Asia Pacific region represented 10% and 13% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 11% and 12% of total revenues for the nine months ended September 30, 2006 and 2005. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 11% and 14% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 12% and 14% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Network access expenses	$14,622	$10,568	$4,054	38.4%	$41,384	$31,423	$9,961	31.7%
As a percent of revenue	31.9%	25.2%			30.1%	24.3%

The growth in network access expenses in the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was due, primarily, to incremental revenues from our acquisition of GoRemote in February 2006 and the migration of usage from higher margin dial-up to lower margin broadband.  We expect network access expenses to increase slightly, both in absolute dollars and as a percentage of revenues, in the fourth quarter of 2006.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	S	%
	(In thousands, except percentages)
Network operations expenses	$8,483	$5,117	$3,366	65.8%	$24,045	$15,797	$8,248	52.2%
As a percent of revenue	18.5%	12.2%			17.5%	12.2%

The growth in network operations expenses in the three months ended September 30, 2006 as compared to the third quarter of 2005 was due primarily to approximately $1.3 million in additional compensation and benefits expense due to the acquisition of GoRemote, approximately $283,000 related to the adoption of SFAS 123(R), and an increase in consulting fees of approximately $524,000. The remainder of the increase was attributable to various expenses which individually, are insignificant items. The increase as a percentage of revenues from the third quarter of 2005 to the third quarter of 2006 was due primarily to the expansion and support of our virtual network, increased headcount due to the acquisition of GoRemote and the adoption of SFAS 123(R). We expect that our network operations expenses will decrease slightly, both in absolute dollars and as a percentage of revenues, in the fourth quarter of 2006.

The growth in network operations expenses in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was due primarily to approximately $3.5 million in additional compensation and benefits expense due to the acquisition of GoRemote, approximately $792,000 related to the adoption of SFAS 123(R), and an increase in consulting costs of approximately $1.1 million. The remainder of the increase was attributable to various expenses which individually, are insignificant items. The increase as a percentage of revenues from the first nine months of 2005 to the first nine months of 2006 was due primarily to the expansion and support of our virtual network and increased headcount due to the acquisition of GoRemote and the adoption of SFAS 123(R).

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	S	%
	(In thousands, except percentages)
Research and development expenses	$5,461	$4,271	$1,190	27.9%	$17,155	$13,227	$3,928	29.7%
As a percent of revenue	11.9%	10.2%			12.5%	10.2%

The increase in research and development expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was due primarily to an additional $784,000 of compensation costs related to increased headcount due to the acquisition of GoRemote and $300,000 related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items. The increase as a percentage of revenues as well as absolute dollars was primarily due to the acquisition of GoRemote as well as the continued acceleration of our development of new products and the integration of technology acquired into existing products and services as a result of the business acquisitions that occurred in 2004 and 2006. We expect that our research and development expenses will remain relatively constant, both in absolute dollars and as a percentage of revenue, in the fourth quarter of 2006.

The increase in research and development expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was due primarily to an additional $2.5 million of compensation costs related to increased headcount due to the acquisition of GoRemote and $949,000 related to the adoption of SFAS 123(R). The increase as a percentage of revenues as well as absolute dollars was primarily due to the acquisition of GoRemote as well as the continued acceleration of our development of new products and the integration of technology acquired into existing products and services as a result of the business acquisitions that occurred in 2004 and 2006.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$14,684	$12,284	$2,400	19.5%	$44,737	$38,188	$6,549	17.1%
As a percent of revenue	32.0%	29.3%			32.5%	29.6%

The increase in sales and marketing expenses in absolute dollars for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was due primarily to approximately $1.8 million in additional compensation and benefits expenses due to additional sales personnel related to the acquisition of GoRemote and expansion of the sales organization in the EMEA region, and an additional $484,000 related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues, in the fourth quarter of 2006.

The increase in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was due primarily to an approximately $3.5 million in additional compensation and benefits expenses due to additional sales personnel related to the acquisition of GoRemote and the expansion of the sales organization in the EMEA region, and an additional $1.7 million related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands, except percentages)
General and administrative expenses	$5,754	$4,366	$1,388	31.8%	$17,828	$13,488	$4,340	32.2%
As a percent of revenue	12.5%	10.4%			13.0%	10.4%

General and administrative expenses increased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase was primarily driven by approximately $712,000 in additional compensation and benefits expenses due to the acquisition of GoRemote and an additional $527,000 related to the adoption of SFAS 123(R). The remaining increase is due to various individually insignificant items. We expect that our general and administrative expenses will remain relatively constant, both in absolute dollars and as a percentage of revenues, in the fourth quarter of 2006.

General and administrative expenses increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily driven by approximately $2.1 million in additional compensation and benefits expenses due to the acquisition of GoRemote and an additional $1.3 million related to the adoption of SFAS 123(R) as well as an increase in legal fees of approximately $448,000. The remaining increase is due to various individually insignificant items.

Restructuring Charges

In connection with the acquisition of GoRemote in February 2006, we recorded an accrual of $1.2 million for the lease costs associated with the acquired corporate facilities that were expected to be abandoned. We completed the relocation of employees and vacated the facilities by April 2006. The accrued facilities costs are expected to be fully utilized by the second quarter of 2008.

In the second quarter of 2006, we initiated a restructuring plan to eliminate redundancies resulting from the acquisition of GoRemote and accordingly recognized a restructuring charge of approximately $1.0 million for the resulting workforce reduction of 38 employees across all functions. As of September 30, 2006, all terminations had been completed and all severance benefits paid. The reductions are expected to decrease related compensation and benefit expenses by approximately $6.0 million per year.

In the third quarter of 2006, we recorded an restructuring charge of approximately $606,000 related to an additional workforce reduction of 12 employees across all functions. This charge was reduced by approximately $65,000 for adjustments to severance estimates recorded in the second quarter of 2006. As of September 30, 2006, $77,000 related to this reduction had been paid. We expect to utilize the remaining accrual by the end of the fiscal year.

In the quarter ending December 31, 2006, we expect to incur additional restructuring charges of approximately $3.5 million related to abandoned facilities.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million and $592,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.9 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase from 2005 to 2006 was driven by the amortization of intangible assets acquired in 2006 as a result of the acquisition of GoRemote.

Non-Operating Expenses

Other Income, Net

Other income, net consists of the net total of interest and other income and interest expense for the period.

Interest and other income includes interest income on cash, cash equivalents, and short-term investment balances and foreign exchange gains or losses. Interest income and other was $825,000 and $993,000 for the three months ended September 30, 2006 and 2005, respectively. The decrease in interest income was primarily due to a decreased investment balance due to funds used for the acquisition of GoRemote in the first quarter of 2006; this was partially offset by an increase in the rate of return on our investments. Interest and other income increased to $2.8 million from $2.7 million for the nine months ended September 30, 2006 and 2005, respectively, due primarily to an increase in the rate of return on our investments partially offset by the decreased investment balance resulting from the acquisition.

There was an immaterial amount of interest expense for the three or nine months ended September 30, 2006 and 2005.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $1.7 million and $4.6 million for the three and nine months ended September 30, 2006, respectively, compared to a provision of $1.5 million and $6.3 million for the three and nine months ended September 30, 2005, respectively. The decrease in income taxes is due to a decrease in income before income taxes for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

The effective tax rate was (43)% and 26% for the three months ended September 30, 2006 and 2005, respectively, and (50)% and 35% for the nine months ended September 30, 2006 and 2005, respectively.

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

Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $25.2 million for the nine months ended September 30, 2005. This change primarily was the result of a net loss incurred in the first nine months of 2006 of $4.3 million as compared with net income of $11.6 million for the first nine months of 2005 as well as a increase in deferred income tax assets, as compared to the first nine months of 2005.

Net cash used in investing activities was $14.6 million for the nine months ended September 30, 2006 which primarily represented the purchase of GoRemote, which net of cash acquired was $78.0 million. Net maturities of short-term investments provided $67.5 million and $4.1 million was used for purchases of property and equipment.  The cash used for investing activities of $33.1 million, for the nine months ended September 30, 2005 was comprised of net purchases of short-term investments of $30.3 million and purchases of property and equipment of $2.8 million.

Net cash used in financing activities for the nine months ended September, 2006 was $4.1 million, as compared to $2.5 million of cash provided for the nine months ended September 30, 2005. Net cash used in financing activities for the first nine months of 2006 was primarily due to $10.0 million for the repurchase of approximately 1.8 million shares of common stock offset by $5.8 million received for stock option exercises. Net cash provided by financing activities in the first nine months of 2005 was primarily due to stock option exercises.

As of September 30, 2006, our principal source of liquidity was $106.1 million of cash, cash equivalents and short-term investments as compared to $184.6 million at December 31, 2005.

Commitments

At September 30, 2006, we had no material commitments for capital expenditures.

Other than in the approximately 25 countries in which our sole network provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers. Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. Future minimum purchase commitments under all agreements as of September 30, 2006 are as follows (in thousands):

Year ending December 31:
2006	$630
2007	1,901
2008	1,066
2009	266
Total	$3,863

We lease our facilities under non-cancelable operating leases that expire at various dates through February 2010. Future minimum lease payments under these operating leases as of September 30, 2006 are as follows (in thousands):

Year ending December 31:
2006	$1,047
2007	4,279
2008	4,374
2009	4,311
2010	1,453
$15,464

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

We have generated the large majority of our revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In particular, in 2005 we derived $138.1 million, or 82%, of our total revenues from our traditional dial-up business and in the first nine months of 2006 we derived $83.3 million, or 60.6%, of our total revenues from our traditional dial-up business. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In the third quarter of 2006, our revenue derived from the use of narrowband connectivity was 54% of total revenue, representing a decrease of 27% as compared to the third quarter of 2005. A substantial portion of the growth of our business will depend in part upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

The broadband access market continues to develop at a rapid pace. Although we derive revenues from wired and wireless broadband “hotspots”, such as particular airports, hotels and convention centers, the broadband access market, particularly for wireless access, continues to develop and demand at levels we anticipate may not develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. We have developed and made available Wi-Fi specifications that are directed at enabling Wi-Fi access points to become ready for use by enterprise customers. If this specification is not widely adopted, market acceptance of our wireless broadband services may be significantly reduced or delayed and our business could be harmed. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the broadband wireless access market does not develop, we will not be able to generate substantial revenues from broadband wireless access.

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

In approximately 22 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the nine months ended September 30, 2006 and years ended December 31, 2005, 2004 and 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2007, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2007. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 40% of our revenues for the first nine months of 2006, of which approximately 28% and 11% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions. In 2005, revenues from customers domiciled outside of the United States were 45% of our total revenues, of which approximately 29% and 12% were generated in our EMEA and Asia Pacific regions, respectively. In 2004, revenues from customers domiciled outside of the United States were 41% of our total revenues, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. Beginning on January 14, 2005, three purported class action complaints, which were subsequently consolidated, were filed against iPass and certain of our executive officers, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaints allege claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. In addition, in March and April of 2005, two stockholders purporting to act on our behalf filed lawsuits against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. The derivative action, which has been consolidated, is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims as well.  These actions are described in Part II, Item 1 of this Quarterly Report on Form 10-Q. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

Interest Rate Sensitivity

As of September 30, 2006, we had cash, cash equivalents, and short-term investments totaling $106.1 million, as compared to $184.6 million as of December 31, 2005 which decreased, primarily due to cash outlays to acquire GoRemote. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

The following compares the principal amounts of short-term investments by expected maturity as of September 30, 2006 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,				As of September 30, 2006
	2006	2007	2008	2009	Total Cost Value	Total Fair Value
U.S. Government agencies	$19,855	$19,050	$23,990	$2,770	$67,350	$67,191
Corporate notes	1,500	—	—	—	1,537	1,537
Auction rate and money market securities	16,500	—	—	—	16,668	16,669
Total	$37,855	$19,050	$23,990	$2,770	$85,555	$85,397

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2005 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of Dec. 31, 2005
	2006	2007	2008	Total Cost Value	Total Fair Value
U.S. Government agencies	$85,405	$11,900	$20,490	$119,981	$119,508
Corporate notes	15,915	—	—	16,248	16,191
Auction rate and money market securities	11,000	—	—	11,000	11,028
Total	$112,320	$11,900	$20,490	$147,229	$146,727

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

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo. The Consolidated Amended Complaint (“CAC”) alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint (“SCAC”), which set forth the same claims against the same defendants relating to the same alleged class period. Defendants filed a motion to dismiss the SCAC on May 1, 2006 and that motion was granted  with prejudice on September 6, 2006.  On September 7, 2006,  final judgment was entered  in favor of the defendants.  Plaintiffs failed to file a timely notice of appeal.

Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as "complex litigation."  By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint ("CDC") was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint was filed on May 19, 2006.  Defendants demurred to the amended CDC and on September 1, 2006 the court sustained that demurrer with leave to amend.  On October 6, 2006, plaintiffs filed a consolidated second amended complaint ("CSAC").  On October 24, 2006 defendants filed a demurrer as to the CSAC, which  is currently set for hearing on November 27, 2006.  The case is at an early stage, limited discovery has occurred, and no trial date has been set.

The Company’s wholly-owned subsidiary, GoRemote Internet Communications, Inc., which was acquired by the Company as of February 15, 2006, is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Beginning in July 2001, GoRemote and certain of its officers and directors ("Individuals") were named as defendants in a series of class action shareholder complaints filed in the United States District Court for the Southern District of New York, now consolidated under the caption, In re GoRemote Internet Communications, Inc. Initial Public Offering Securities Litigation, No. 01 Civ 6771 (SAS). In the amended complaint, filed in April 2002, the plaintiffs allege that GoRemote, the Individuals, and the underwriters of GoRemote's initial public offering ("IPO") violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 based on allegations that the GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, its IPO underwriters. The complaint also contains claims against the Individuals for control person liability under Securities Act section 15 and Exchange Act section 20. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPO’s of their common stock in the late 1990s or in the year 2000 (collectively, the "IPO Lawsuits").

In August 2001, all of the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York, under the caption In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In October 2002, the Court entered an order dismissing the Individuals from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to the Individuals. In February 2003, the court dismissed the Section 10(b) claims against GoRemote with prejudice.

From September 2002 through June 2003, GoRemote participated in settlement negotiations with a committee of issuers’ litigation counsel, plaintiffs’ executive committee and representatives of various insurance companies (the "Insurers"). GoRemote’s Insurers were actively involved in the settlement negotiations, and strongly supported a settlement proposal by the plaintiffs which would be paid for by the Insurers and would dispose of all remaining claims against GoRemote. After careful consideration, GoRemote approved the settlement proposal (which does not admit wrongdoing) in July 2003. In September 2003, in connection with the possible settlement, those Individuals who had entered tolling agreements with plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to the settlement being finalized. In June 2004, GoRemote entered into a formal settlement agreement with the plaintiffs. On February 15, 2005, the court issued a decision certifying a class for settlement purposes and granting preliminary approval of the settlement subject to modification of certain orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with certain claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. The Court's decision on final approval of the settlement remains pending. GoRemote is covered by a claims-made liability insurance policy which the Company believes will satisfy any potential liability of the Company under this settlement. No loss has been accrued as of September 30, 2006.

The securities class actions and shareholder derivative suits referenced above were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.  Each of the legal proceedings referenced above were also discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, have not substantively changed, except for the following risk factors, which have been restated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Related to Our Business” of this Quarterly Report on Form 10-Q:

1. We have updated the risk factors “If we are unable to meet the challenges posed by broadband access, our ability to grow our business will be impaired,” “There are approximately 24 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access” and “Because much of our business is international, we encounter additional risks, which may reduce our profitability” to include more recent operating and financial information;

2. We abbreviated and updated for recent events the risk factor “We currently are, and in the future may be, subject to securities class action lawsuits due to decreases in our stock price”; and

3. We deleted the risk factor “New accounting pronouncements may impact our future financial position and results of operations” as SFAS 123(R) has been in force for three quarters now.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2006, iPass announced that its Board of Directors approved a two-year stock repurchase program which authorizes iPass to repurchase up to $30.0 million of its outstanding common stock. A total of $4.0 million of stock was repurchased in the third quarter of 2006, leaving approximately $20.0 million that may be used for future repurchases, as set forth in the table below:

In thousands, except share and per share amounts	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 1, 2006 to July 31, 2006	—	—	—	—
August 1, 2006 to August 31, 2006	375,000	$4.40	1,327,564	$22,351
September 1, 2006 to September 30, 2006	490,910	$4.69	1,818,474	$20,050
Total	865,910	$4.56	1,818,474	$20,050

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (4)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	2003 Non-Employee Director Plan, as amended (3)
10.2	Changes in Executive Compensation During the Third Quarter of 2006 (5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3) Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed August 16, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.

(5) Described in Item 1.01 of iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed August 16, 2006, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 8, 2006	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (4)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	2003 Non-Employee Director Plan, as amended (3)
10.2	Changes in Executive Compensation During the Third Quarter of 2006 (5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3) Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed August 16, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.

(5) Described in Item 1.01 of iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed August 16, 2006, and incorporated herein by reference.