Form 10-K
period 2006-12-31
IPASS INC
filed 2007-03-29
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50327
_______________

iPass Inc.
(Exact name of Registrant as specified in its charter)
_______________

Delaware	93-1214598
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3800 Bridge Parkway
Redwood Shores, California 94065
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 232-4100
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Per Share Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2006 as reported by the Nasdaq Global Market on that date: $232,908,754. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 23,346,871 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2006. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2007 was 63,935,220

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2007, are incorporated by reference in Part III, Items 10-14 of this report on Form 10-K.

iPASS INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

PART I

Item 1. Business

Overview

The growth of remote and mobile work combined with the proliferation of mobile devices and remote and mobile broadband networks has created increasing complexity for enterprises which can lead to multiple risks including growth in total costs for supporting knowledge workers, lost workforce productivity from technical complexity, and security and regulatory threats to the business.

To address this growing enterprise pain point, we provide software-enabled enterprise services that unify the management of remote and mobile connectivity and devices on a global basis. First, we offer a portfolio of connectivity services. Our flagship connectivity service, iPass Virtual Office, is designed to enable enterprises to provide their employees with secure internet and corporate network connectivity over any access network through a single easy-to-use interface. iPass Virtual office unifies access across more than 150 fixed broadband networks in the U.S. and approximately 400 dial-up or mobile broadband networks in over 160 countries that make up the iPass global virtual network. The service also gives customers the option to use the service for access over networks that are not yet part of the iPass global virtual network such as on-campus wireless local area networks (LANs) as well as third-party home broadband links, Wi-Fi hotspot networks, municipal Wi-Fi networks, 3G mobile data networks and hotel Ethernet links.

In addition, we provide device management services and software that enable better control over and protection of an enterprises’ remote and mobile computer systems. These products, which include systems management, patch management, and device authentication capabilities can be used in conjunction with iPass Mobile Office or on a stand-alone basis. Fundamental to all iPass services is enabling the IT Manager to maintain direct control of the determination and application of policies as part of a self-service management process.

Software-Based Platform for Service Delivery

As opposed to traditional telecommunications companies that build, operate and maintain network facilities, we have created a software-based platform that delivers a virtual network over which our services operate. Our software architecture gives our services the technology flexibility and cost-effective scalability valued by enterprises. It comprises contractual relationships and technical integrations with over 550 fixed and mobile telecommunications carriers, Internet service providers and other network service providers around the globe. This architecture has redundancy built in throughout, from the use of multiple network providers in most countries to fault-tolerance mechanisms at all points in the user login process. This allows us to deliver extremely high service availability to our customers. In fact, since 2000, there has been no system down-time that impacted the platform and the services that it provides.

In addition, our architecture allows customers to gain better control of remote and mobile connectivity and simplify their back-end operations. Customers can configure and enforce policies around network access based on financial and security considerations. They also receive centralized delivery of detailed billing, reporting and management information.

Revenue Sources

We derive revenues from usage of our networks, from service fees and from enterprise software licenses and maintenance fees. Our usage revenues are generated by providing enterprise connectivity services to customers using narrowband access technologies, such as modem dial-up, and from broadband access technologies, including Ethernet and Wireless-Fidelity (Wi-Fi) and Mobile Data Services such as 1xRTT and EV-DO. Revenues pertaining to usage represented 80% of our total revenues in 2006. Additionally, we receive revenue from fees and other services, including authentication services for channel partners, value-added reporting services and endpoint systems management services. In 2006, we generated approximately 20% of our revenues from fees and other services. We market and sell our services directly, as well as indirectly through channel partners, including network service providers, Internet service providers, systems integrators and value-added resellers. We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Our Strategy
    Our objective is to use our software-enabled platform to become the leading provider of enterprise mobility services worldwide. The key elements of our strategy to achieve this objective include:

Expand our Enterprise Customer Base. We seek to increase the number of enterprises that use our services by leveraging our direct sales professionals and channel partners who focus on generating new accounts. We also seek to expand our indirect sales capabilities by building additional relationships with channel partners, such as systems integrators, providers of security products (i.e. virtual private networks (VPN), personal firewalls and intrusion detection) and providers of broadband access service equipment. We also intend to build and maintain iPass brand awareness through the promotion of our brand through marketing campaigns, our web presence, and our large installed base of branded client software, and to increase our market reach through integration of our back-end software and client software with the offerings through our channel partners.

Increase User Penetration within our Existing Customer Base. We seek to accelerate the adoption of our services by increasing usage of our services from the highly mobile business travelers who dominate our current user base to all customer employees who use laptop and handheld mobile devices at home, while traveling, or in the office over a wireless LAN. We intend to achieve this through the sale of services related to non-iPass networks, such as enterprise home broadband and on-campus wireless LANs as well as Wi-Fi hotspots, municipal Wi-Fi networks, mobile data networks and hotel Ethernet links. Additionally, we will promote our device management services into our existing customer base.

Within customers who only have implemented our services in a single division, we endeavor to broaden service adoption to all other operating units of the enterprise. A key function of our sales force is to assist our customers with the adoption and integration of our services with their organizations, continually assess the customers evolving needs, offer new services for adoption, and provide ongoing support.

Continue to Expand our Wired and Wireless Broadband Coverage and Service Offerings. We believe that the improved security, ease of use and management control that our services provide can address many of the challenges presented by the emerging broadband markets, such as wireless security, lack of unified roaming standards and increased complexity driven by provider fragmentation. As such, we seek to continually expand the broadband coverage of our virtual network to venues attractive to business travelers, such as airports, hotels, convention centers, cafes, restaurants, and other retail locations. We intend to continue increasing the number of these venues by establishing relationships with network service providers that provide access to these hotspots. We also plan to expand the network coverage through mobile data services based on 2.5G and 3G networks, that can help to keep these end users connected when a hotspot venue is not convenient. We also seek to continue evolving our back-end authentication, settlement and clearinghouse capabilities to support this expansion, developing our client software to both enrich and simplify the user experience, and improving our management capabilities to simplify management control for our customers.

Continue to Enhance our Virtual Network. We intend to continue to establish new relationships with network service providers to increase the coverage and redundancy of our virtual network. We intend to enhance the functionality and features of our software architecture and to address changing customer requirements and technologies through internal development, strategic partnerships and/or acquisitions. We also seek to expand our service offerings by supporting and integrating new access methods, devices, applications and operating systems, and by building additional relationships with systems integrators and technology providers and develop services that effectively leverage an enterprise’s existing infrastructure. We also intend to explore additional managed services that enhance our competitive advantage and provide us with new growth opportunities.  And web-enabling the business at every possible point, such that our Software as a Service nature is increasingly clear will provide the best leverage across the business model.

Leverage and Extend our Device Management Capabilities. In order to deepen the value we provide to customers, we intend to continue to improve the device management capabilities of our services through both extension of our platform to new functions that serve to protect identities, endpoints, the network, and user data as well as integrate with technology partners in the enterprise security industry.

Our Core Capabilities

Our services are designed to enable enterprises to provide their employees with secure access from approximately 160 countries to the internet and an enterprise’s internal networks through a single easy-to-use interface. We provide our services through a virtual network that is enabled by our software-based network architecture and our contractual relationships with over 550 network service providers around the globe.

Our core assets and capabilities include:

Global Virtual Network for Mobile Use. Our virtual network aggregates over 104,000 access points in approximately 160 countries. As of December 31, 2006, over 27,000 of these access points were dial-up connections and approximately 77,000 were broadband connections, comprised of approximately 75,000 Wi-Fi hotspots and approximately 2,000 wired hotspots as well as mobile data services in the United States, China, Japan, and Singapore. As a result, enterprises that use our services can provide their remote and mobile workers with access from these countries, in most instances with a local telephone or broadband connection.

Virtual Fixed Broadband Network: In North America we have contractual relationships with over 150 fixed broadband network providers, allowing us to provide the region’s most complete fixed broadband coverage for enterprises looking for a single source through which to connect home offices, branch offices, and retail locations.

High-Availability and Scalable Authentication Architecture. Our relationships with over 550 network service providers enable us to provide connectivity through multiple networks in approximately 120 out of the approximately 160 countries on our virtual network. As a result, our virtual network reduces the risk of service interruptions associated with depending on only one service provider. Furthermore, our geographically distributed transaction centers act as a unified and fault-tolerant system that provides scalable and highly-available user authentication and quality management information collection. Each point in the authentication process is designed with built-in redundancy and fail-over capabilities. There has been no system down-time that impacted the platform and the services that it provides since 2000.

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

Policy-Based Access Control. Our virtual network also offers policy management capabilities, enabling customers to allow or deny access to their network based on specific user and session characteristics. The characteristics may be based on the user’s location, the user’s identity and role within the organization, the type of access network being used, and the compliance of the user’s computer with enterprise security policies.

Device Management. We have software and services that allow for flexible and automated systems management capabilities, with specific advantages with regard to endpoint systems used by remote and mobile workers. The capabilities can be used for device discovery, asset management, device configuration, patch management and software distribution. These capabilities can be hosted on servers at our customer’s premises or in an iPass data center and are supported by agent software that runs on the mobile worker’s device.

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

Our technology enables us to deliver near real-time information of connection success rates, client configurations, authentication times and other information critical to diagnosing network health and troubleshooting user connection problems. This patented capability is used internally to manage network provider quality as well to provide in-depth reporting to customers for trouble-shooting purposes.

Integration of New Technologies. We actively evaluate and integrate support for new access methods, devices, applications and operating systems into our service offering. For example, we support wired broadband, wireless broadband based on the current and emerging Wi-Fi standards, as well as 3G mobile data services. End users can access our virtual network using desktop and laptop computers, wireless handheld devices and other Internet Protocol (IP) enabled electronic devices. Our network integrates with our enterprise customers’ existing VPN and security applications, and our software supports a wide range of computer operating systems, including various versions of Microsoft’s Windows(R), Apple’s Mac OS, as well as Symbian OS and Microsoft’s Windows Mobile versions for handheld devices.

Services

iPass Virtual Office

•	Increase business productivity by giving workers seamless connectivity in the office, at home and on the road

•	Extend ubiquitous broadband access to teleworkers across the U.S. and Canada

•	Simplify remote access management by reducing your number of providers and leveraging the iPass Portal

Unified, ubiquitous connectivity for teleworkers and mobile employees

This first-of-its-kind solution gives remote and mobile workers a standardized way to gain Internet access in the office, at home or in the field. Through secure, unified access, these employees are able to stay connected to the people, information and resources they need to remain productive.

Included with the Virtual Office service is a pre-configured device that serves as both a Wi-Fi enabled gateway and hardware-based firewall. The device integrates an employee's home into the corporate connectivity solution and makes it available through the iPassConnect™ universal client.

Benefits

•	Enables a seamless user experience. Users always connect to the Internet through the award-winning iPassConnect universal client.

•
Extends ubiquitous broadband access. Teleworkers enjoy the aggregated connectivity of more than 150 cable and DSL providers in the U.S. and Canada. Mobile employees gain worldwide access through Wi-Fi, wired Ethernet, dial, GSM, ISDN, PHS and mobile data connections.

•	Simplifies remote access management. IT staff benefit from aggregated connectivity, iPass-managed Wi-Fi gateways, the iPass Portal and a single, consolidated bill for all remote and mobile access.

iPass Mobile Office (formerly Corporate Access)

iPass Mobile Office offers our customers the ability to provide global dial-up, wired broadband and wireless access to their remote and mobile workers through the iPassConnect universal client and centralized management and billing for the IT department. We generally bill customers based on usage of the iPass virtual network, as well as additional monthly fees based on number of users for use of our client and management software over non-iPass networks. The process by which a mobile worker accesses their enterprise network through iPass virtual network is illustrated in the following diagram and described through the following steps:

1. The iPassConnect universal client software installed on a mobile worker’s laptop computer or other electronic device enables the mobile worker to connect to our virtual network. For wired access the mobile worker launches the iPassConnect(TM) universal client, selects the city in which he or she is located, and then selects a local network access point (dial-up, ISDN, PHS, or wired high-speed internet). For wireless access, the client software automatically detects and displays any available Wi-Fi hotspots or mobile data services, whether it is a part of the iPass footprint or not. It will also automatically choose the appropriate authentication protocol to initiate the access request without user intervention. This is especially beneficial in Wi-Fi hotspots, corporate wireless LANs or home wireless LANs that require 802.1x-based security. The client software can also be used to connect via the user’s home broadband connection and home Wi-Fi LAN.

Security checks can be built into the connection process. A feature called SecureConnect allows the enterprise to set policies that detect whether the user’s personal firewall or anti-virus software is active, auto-launch this software if it is not, and disallow the connection attempt if the proper software cannot be launched. In addition, the user must enter his or her corporate credentials, which will be authenticated by his or her enterprise database before the connection is allowed.

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

6. The NetServer authorizes the network service provider to allow the user access to the Internet. At this point the iPassConnect universal client software can be configured to invoke the Device Management (formerly Endpoint Policy Management) service to assess and remediate the mobile device for compliance with endpoint security policies before providing access to the corporate network. Once remediation is complete, iPassConnect can automatically launch the user’s VPN to securely connect to the enterprise network.

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

Additional Mobile Office features

iPass Mobile Office includes the following features

iOQ Advanced Reporting. iOQ allows our customers’ in-house or outsourced help desk personnel to quickly identify issues and troubleshoot connection problems. With this feature enterprises can generate records and reports regarding access locations, client configuration, error codes, connection speeds, time to authenticate and other critical information. We generally charge a monthly fee for our iOQ service. We periodically update the iOQ software in order to provide improved reporting for our internal support organization and our customers. These upgrades are downloaded to the user’s computer or other electronic device when the user logs in, at no additional cost to the customer.

Hosted Authentication. We offer a hosted authentication option for iPass Mobile Office to enable enterprises to realize the benefits of our enterprise connectivity services while avoiding the cost of installing and managing additional authentication infrastructure. We manage an enterprise’s authentication server in one of our secure data centers, but the enterprise’s information technology manager retains full control. There is an additional option in ExpressConnect that allows the individual charges to be directly charged to their corporate credit card.

On-Campus Roaming. This feature allows enterprise IT departments to offer a single user experience for all remote and local wireless connections while extending centralized management of security policies to these potentially vulnerable corporate wireless networks.

Home Office. iPass Home Office provides enterprise customers a method of outsourcing the broadband network design, implementation and on-going support for their entire population of home workers. This service provides customers a managed service with a single point of contact and single consolidated bill while supporting broadband connections on different technologies and carriers. iPass maintains relationships with over 150 cable and DSL providers to provide near ubiquitous coverage in the United States, Canada and United Kingdom. The Home Office service comes with a secured, managed Wi-Fi enabled router to allow a user the freedom to work anywhere within the home.

Branch Office. This service provides an organization with a managed wide-area network to connect hundreds of small offices back to a corporate data center. It leverages iPass’ relationships with over 150 cable and DSL providers to provide ubiquitous coverage throughout the United States and Canada. The connections are secured using VPN platforms from Cisco, Juniper Networks and SonicWALL and the entire service is managed by iPass. As part of the managed service, iPass provides end-to-end proactive monitoring, reporting and troubleshooting of the health of the network, including availability, latency and packet loss. All of this information is available on a real-time basis on the Universal Remote Control section of the iPass portal.

Retail Office. Retail Office provides wide-area networking for distributed retail locations to connect to a corporate data center. It is identical to the Branch Office product except that the offering includes Payment Card Industry (PCI) Compliance as part of the solution. PCI is required for any network which transmits credit card data. Retail Office solutions include VPN platforms from Cisco and Juniper Networks and include all of the proactive management and reporting associated with Branch Office as well as specific reporting for PCI Compliance.

Device Management Services

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

iPass Device Management services (formerly Endpoint Policy Management). This service provides automated security assessment, remediation and patch management capabilities. It can be purchased as standalone software or integrated into the iPass connectivity services. This service helps enterprise customers to discover, secure, and manage their laptops, desktops and handheld devices from any location via a single management console. When integrated with iPass connectivity services, users attempt to use the iPassConnect universal client to connect to the Internet and the corporate VPN, the iPass Device Management service will check to see that the user’s computer is running the proper versions of Microsoft Windows OS patches and anti-virus definition file updates for endpoint devices — prior to Internet access and the launching the VPN. This helps mitigate the effects of viruses and worms and allows the IT manager to remotely update laptops outside of the office.

These services are sold either on a per-seat fee-based model or through a perpetual license model with annually recurring maintenance fees.

iPass Device Management includes the following features:

• allows IT to discover all mobile assets by gathering detailed hardware and software inventory on all mobile devices.

• provides high-performance rules-based distribution of new software and updates to devices, automatically distributing software applications and system updates to all PCs and handheld devices via LAN, wide-area networks (WAN) and wireless networks. Includes special features to improve device management over remote and mobile connections.

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

Principal Components of the iPass Platform

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

• Dynamic Directory. iPassConnect universal client enables enterprises to adjust the order of narrowband access points that are displayed to the end user, based on service quality. Customers also have the flexibility of integrating in-house access numbers with iPass’ access points in cases where both networks are being utilized.

• Third Party Application Integration. iPassConnect universal client can be configured to automatically launch a variety of third party VPNs upon successful connection to the Internet. iPassConnect can also monitor anti-virus software, personal firewalls and VPNs and disconnect a user if there not running (based on the customer’s policy).

• Support for multiple operating systems and languages. iPassConnect universal client supports a wide range of computer operating systems, including Microsoft Windows 2000, XP, Mac OS X and above, and Windows Mobile. Additionally, iPassConnect for Windows is localized in Brazilian Portuguese, Portuguese, Simplified Chinese, Traditional Chinese, French, German, Japanese, Korean and Spanish.

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

The software components of NetServer, RoamServer and the transaction server operate on third party single- or multi-processor servers based on Unix, Linux, or Windows. We send our enterprise customers updates to NetServer, RoamServer and the transaction server electronically on an as needed basis to support new authentication and management needs.

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

iPass Clearinghouse. Our iPass Clearinghouse software collects, filters, resolves, analyzes and summarizes the accounting details necessary to bill for the iPass Mobile Office and ExpressConnect services. Once an end user session is terminated, the Clearinghouse retrieves accounting records for each customer from each transaction server. Once received by the Clearinghouse, the records are filtered to eliminate duplicate records and reviewed for completeness and integrity of the data. The Clearinghouse then determines the identities of both the customer and the network service provider and generates two billing records to reflect the revenues and network access expenses based on the details contained in the original accounting record. The Clearinghouse then summarizes the records of each network service provider and generates and distributes customer call detail records and invoices. The Clearinghouse software is run internally on servers residing at a secure data center in Redwood City, California, with a fail-over and disaster recovery in a separate location.

Service Quality Management. Our iPass service quality management, or SQM, system consists of several quality-of-service monitoring and management elements that we incorporated into our services. These tools and processes are comprised of the following:

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

• Phonebook/Connection Directory. Based on input from the SQM infrastructure, the phonebook tool within the iPassConnect universal client places the highest quality access point at the top of the directory in order to enhance the experience for our customers’ end users.

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

International revenues accounted for approximately 40%, 45% and 41% of total revenues for the year ended December 31, 2006, 2005 and 2004, respectively. Revenues generated in the United Kingdom accounted for 11%, 14% and 11% of total revenues for the year ended December 31, 2006, 2005 and 2004, respectively. International revenues is determined by the location of the customer’s headquarters.

Substantially all of our long-lived assets are located in the United States.

Agreements with Network Service Providers

We have relationships with over 550 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our services in over 160 countries around the world. We pay network service providers for access to their network access points on a usage basis, in some cases, subject to minimum purchase commitments. Most of these contracts have a term of one year, after which either party can terminate the contract with six months notice. In 2006, two network service providers, Verizon Business Services (formerly MCI) and Equant, accounted for approximately 4% and 3% of our network access expenses, respectively. The contracts we have entered into with these providers are non-exclusive and contain minimum commitments for the purchase of network access. Our contract with Equant expires in February 2007. The initial term of our contract with Verizon Business Services expired in November 2005. The contract with MCI is automatically renewed for successive periods of one or 12 month periods unless terminated by either party. In countries in which we have contracted with multiple network service providers, if one network service provider is no longer available, we can generally obtain alternative network access without significant disruption to our business. We are also able to direct users to the network of particular service providers to fulfill minimum purchase commitments.

Sales and Marketing

We sell our services directly through our sales force and indirectly through our channel partners. Our sales organization is organized into regional account teams, which include sales directors, sales managers, account executives, account managers, inside sales representatives, sales engineers and sales operations personnel. We maintain sales offices or personnel in a number of cities in the United States as well as Australia, the United Kingdom, Hong Kong, Japan, Korea, Germany, France, Singapore, Denmark, Sweden and The Netherlands. As of December 31, 2006, our sales organization was comprised of 82 individuals in North America, 24 individuals in Asia Pacific and 46 individuals in Europe. We intend to increase the size of our sales organization and establish additional sales offices as needed.

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

Facilities-based carriers against whom we compete, such as AT&T globally, Verizon Business (formerly MCI) in the U.S. and BT Infonet and Orange Business Services in Europe, generally have substantially greater resources, larger customer bases, longer operating histories, and greater name recognition than we have. Carriers may have the ability to offer a broad range of services and may be willing to reduce the price for remote access that is bundled with their other services. In some cases, potential customers are also suppliers to these carriers, and may be more inclined to purchase enterprise connectivity services from these carriers than from us. We believe that we compete favorably against facilities-based carriers when the potential customer is not a supplier to the carrier, and when the customer requires global access rather than access only within a limited geographic region.

To a lesser extent we also compete with other non-facilities-based software-enabled network operators. In some cases, our service offerings may not be as attractively priced as those offered by our competitors, which may put us at a competitive disadvantage. We believe we compete favorably against these competitors in terms of the coverage, redundancy, security, quality and ease of use of our service offerings. Still, non- facilities-based network operators that provide managed services such as VPNs and firewalls, may also provide, as a package, additional services such as local exchange and long distance services, voicemail and DSL services. Although our channel partners may offer these services in conjunction with our service, we do not offer these additional services directly, which may put us at a competitive disadvantage when competing for potential customers.

For a discussion of the possible effects that competition could have on our business, see “Risk Factors” — We face strong competition in our market, which could make it difficult for us to grow our business.”

Research and Development

We believe that to compete favorably we must continue to invest in the research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. As of December 31, 2006, our research and development organization consisted of 168 employees. Our research and development expenses were $22.6 million, $17.7 million and $14.2 million in 2006, 2005, and 2004, respectively.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. iPass(R), iOQ(R) and the iPass logo are our U.S. registered trademarks. iPassConnect(TM), ExpressConnect(TM), iPassNet(TM), RoamServer(TM), NetServer(TM), iPass Alliance(R) and iPass Mobile Office(TM) are designations that we use. iPass has a patent portfolio of six US patents, one Australian patent and one Israeli patent.  We acquired two patents from the acquisition of GoRemote Internet Communications, Inc. in 2006, and we were granted an additional patent around our SQM technology.  We have twenty-four US patent applications pending, and thirty-five international patent applications pending (in the same subject areas as the US patent applications).The duration of a patent is 20 years from the date of issuance. We have also applied for or registered company trademarks in over 50 other countries. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including our license for encryption granted by RSA Security. Licenses from third party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of December 31, 2006, we had 575 employees, consisting of 148 in network operations, 168 in research and development, 186 in sales and marketing and 73 in general and administrative. We consider our relationship with our employees to be good.

Trademarks

iPass(R), iOQ(R) and the iPass logo are our U.S. registered trademarks. iPassConnect(TM), ExpressConnect(TM), iPassNet(TM), RoamServer(TM), NetServer(TM), iPass Mobile Office(TM), DeviceID(TM), EPM(TM), iSEEL(TM) and iPass Alliance(TM) are designations that we use. We have also applied for or registered company trademarks in over 50 other countries.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, many of which are described below. If any of the events described in these risks factors actually occur, our business, financial condition or results of operations could be materially and adversely affected, which would likely have a corresponding impact on the value of our common stock. Further, the risk factors described below could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risk factors should be reviewed carefully.

Risks Relating to Our Business

Our business is in transition from a business reliant primarily on narrowband connectivity to one reliant primarily on broadband connectivity and services, and if we are unable to effectively manage this transition our business will be impaired.

Historically we have generated the large majority of our revenues from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. For example, in 2005 we derived $138.1 million, or 82%, of our total revenues from our traditional dial-up business. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In response to this market shift we have added broadband and services elements to our business and, as a result, in 2006 our revenue derived from the use of narrowband connectivity decreased to $105.7 million or 57.9% of our revenue, and in the fourth quarter of 2006 had decreased to less than 50% of our revenue.

Because of the declining revenues associated with narrowband connectivity, the growth of our business will depend upon our ability to expand the broadband and services elements of our business at a pace faster than our narrowband connectivity business declines. In February 2006, we acquired GoRemote Internet Communications, Inc. as part of our strategy to grow our broadband business, and are also developing additional broadband products and services internally. To grow our broadband business, we must continue to develop relationships with many providers on terms commercially acceptable to us in order to provide adequate coverage for our customers’ mobile workers and to expand our broadband coverage. We may also be required to develop or acquire additional technologies in order to integrate new broadband and security services into our service offering. If we are unable to develop these relationships or develop or acquire new technologies, or if demand for broadband access does not materially increase, our ability to grow our business could be impaired. In addition, if broadband service providers consolidate, our negotiating leverage with providers may decrease, resulting in increased rates for access or no access, which could harm our operating results~~.~~

We face strong competition in our market, which could make it difficult for us to grow our business.

We compete primarily with facilities-based carriers as well as with non-facilities-based software enabled network operators. Some of our competitors have substantially greater resources, larger customer bases, longer operating histories or greater name recognition than we have. Also, as a result of our provision of policy management services, we face competition from companies that provide security and policy-based services and software. In addition, we face the following challenges from our competitors:

Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks, there may be little incremental cost for them to provide additional hotspot or telephone connections. As a result, they may offer remote access services at little additional cost, and may be willing to discount or subsidize remote access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our remote access service. As a result, large carriers may sell their remote access services at a lower price. In addition, new non-facilities-based carriers may enter our market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues and operating margins.

Many of our competitors offer additional services that we do not, which enables them to compete favorably against us. Some of our competitors provide services that we do not, such as local exchange and long distance services. Potential customers that desire these services on a bundled basis may choose to obtain remote access and policy management services from the competitor that provides these additional services.

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

    It is imperative for our customers that access to their mission critical data is secure. A key component of our ability to attract and retain customers is the security measures that we have engineered into our network for the authentication of the end user’s credentials; a key component in this regard is our policy management services. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our services, the market perception of the effectiveness of our security measures could be harmed. To date, we have not experienced any significant security breaches to our network.

Our customers require a high degree of reliability in our services and, if we cannot meet their expectations, demand for our services will decline.

Any failure to provide reliable network access, uninterrupted operation of our network and software infrastructure, or a satisfactory experience for our customers and their mobile workers, whether or not caused by our own failure, could cause current and potential customers to obtain connectivity services from our competitors, which would reduce demand for our services.

If enterprise connectivity demand does not continue to expand, our revenues and operating results may be negatively impacted.

The growth of our business is dependent, in part, upon the increased use of enterprise connectivity services and our ability to capture a higher proportion of this market. If the demand for enterprise connectivity services does not continue to grow, then we may not be able to grow our business, improve our operating results or meet public market expectations. Increased usage of enterprise connectivity services depends on numerous factors, including:

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

The growth of our business depends in part upon our ability of our policy management services to achieve and sustain expected levels of demand and market acceptance. If enterprises do not perceive our policy management services to have significant benefits, then we will be unable to grow this aspect of our business, or it will grow more slowly than we expect, either of which could significantly and adversely affect our growth. Key challenges that we face related to our provision of these services include:

• the risk that we may encounter unexpected technical and other difficulties in further developing our policy management services, which could delay or prevent the enhancement of these services or certain features of these services;
• the risk that the rate of adoption by enterprises of network security software or integrated secure connectivity solutions will not be as we anticipate, which if slow would reduce or eliminate the purchase of these services; and
• the risk that security breaches may occur, notwithstanding the use of our policy management services, by hackers that develop new methods of avoiding security software.

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

There are approximately 26 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.

In approximately 24 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues in each of the years ended December 31, 2006, 2005 and 2004. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our ability to market our services as being global would be impaired, which could cause us to lose customers. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

The telecommunications industry has experienced a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry has experienced dramatic technological change and increased competition that have led to significant declines in network access pricing. Service providers have consolidated and may continue to consolidate, which may continue to reduce the number of network service providers from which we are able to obtain network access. As this occurs, while we expect that we will still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient redundant access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

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

Because much of our business is international, we encounter additional risks, which may negatively impact our operating results.

We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 38% of our revenues in 2006, of which approximately 26% and 10% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Acquisitions could cause us to incur significant expenses or harm our operating results, and could dilute the ownership of our existing stockholders.

Part of our growth strategy is to consider and, if we believe it is advantageous to our company, to acquire new businesses, technologies and services. For example, we completed the acquisitions of Safe3w, Inc. in September 2004, Mobile Automation, Inc. in October 2004 and GoRemote in February 2006. Integrating any newly acquired business, technology or service can be expensive and time-consuming. If we are unable to integrate and operate acquired businesses, technologies or services efficiently or otherwise realize the benefits of an acquisition that we envisioned when making the acquisition, the acquisition could have an unanticipated negative effect on our business and operating results. Acquisitions can also result in large and immediate write-offs or assumption of debt and contingent liabilities, any of which could harm our operating results. Further, to finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders.

If we are unable to effectively manage future expansion, our business may be adversely impacted.

We have experienced, and in the future may continue to experience, rapid growth in operations. This has placed, and could continue to place, a significant strain on our network operations, development of services, internal controls and other managerial, operating~~,~~ and financial resources. If we do not manage future expansion effectively, our business will be harmed. To effectively manage any future expansion, we will need to improve our operational and financial systems and managerial controls and procedures, which include the following:

• managing our research and development efforts for new and evolving technologies;
• expanding the capacity and performance of our network and software infrastructure;
• developing our administrative, accounting and management information systems and controls; and
• effectively maintaining coordination among our various departments, particularly as we expand internationally.

We have been, and in the future may be, subject to securities class action lawsuits due to decreases in our stock price.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. In 2005, three purported class action complaints, which subsequently were consolidated, and two purported derivative actions, which also were consolidated, were filed against iPass and certain of our executive officers and directors. Although we were successful in our defense of these lawsuits, we may be subject to similar lawsuits in the future if our stock price were to decline substantially, and there is no guarantee that we would be successful in defending any such future lawsuits. Any future securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

If licenses to third party technologies do not continue to be available to us at a reasonable cost, or at all, our business and operations may be adversely affected.

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

Item 1B. Unresolved Staff Comments

There are no unresolved written SEC comments received at least 180 days prior to December 31, 2006.

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

Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as "complex litigation."  By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint ("CDC") was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint was filed on May 19, 2006.  Defendants demurred to the amended CDC and on September 1, 2006 the court sustained that demurrer with leave to amend.  On October 6, 2006, plaintiffs filed a consolidated second amended complaint ("CSAC").  On October 24, 2006 defendants filed a demurrer as to the CSAC. On November 27, 2006, plaintiffs voluntarily dismissed the action without prejudice.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “IPAS”. The following table sets forth the high and low sale price of our common stock, based on the last daily sale, in each quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Market:

	Low Sale Price	High Sale Price
Fiscal year ended December 31, 2006:
First Quarter	$6.40	$8.01
Second Quarter	5.11	8.52
Third Quarter	4.16	5.75
Fourth Quarter	4.25	5.92
Fiscal year ended December 31, 2005:
First Quarter	$5.87	$7.08
Second Quarter	5.17	6.60
Third Quarter	5.08	6.40
Fourth Quarter	5.32	7.00

We had 63,935,220 shares of our common stock outstanding held by 260 stockholders of record as of February 28, 2007.

Performance Measurement Comparison

The following graph shows the total stockholder return of an investment of $100 in cash as of July 24, 2003, the date of our initial public offering for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31:

	7/24/03	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
iPass Inc.	100.00	125.87	85.75	58.54	56.72	32.08	39.64	32.78	32.46	28.82	35.14	42.90	29.99	25.07	31.49
Russell 2000 Index	100.00	102.45	116.99	124.01	124.79	120.87	137.46	129.76	134.95	140.89	142.03	161.42	152.98	153.17	166.28
Nasdaq Market Index	100.00	103.26	115.67	115.43	118.83	110.28	126.78	116.78	120.85	126.26	129.82	137.70	128.54	133.67	143.27

We do not believe that there are any published industry or line of business indices that are directly relevant to our line of business. In addition, we do not believe that we can construct a peer group index as many of the services similar to ours comprise a small portion of the business of the companies providing the services. Consequently, in addition to the NASDAQ Composite Index, we are comparing our stock price performance to the Russell 2000 Index as it is an index of businesses with an average market capitalization similar to ours.

Stock Repurchases

On May 9, 2006, we announced that our Board of Directors approved a two-year stock repurchase program which authorizes us to repurchase up to $30.0 million of our outstanding common stock. A total of $6.2 million of stock was repurchased in the fourth quarter of 2006, leaving approximately $13.8 million that may be used for future repurchases, as set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
October 1, 2006 to October 31, 2006	407,000	$4.97	2,225,474	$18,026
November 1, 2006 to November 30, 2006	325,000	$5.50	2,550,474	$16,238
December 1, 2006 to December 31, 2006	425,000	$5.65	2,975,474	$13,835
Total	1,157,000	$5.37	2,975,474	$13,835

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

Equity Compensation Plan Information

Information regarding our equity compensation plans will be presented under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive proxy statement in connection with our 2007 Annual Meeting of Stockholders to be filed not later than April 30, 2007 (the “Proxy Statement”). That information is incorporated into this report by reference.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$182,711	$169,373	$166,319	$136,078	$92,830
Total operating expenses	202,001	151,474	137,353	113,721	86,178
Operating income (loss)	(19,290)	17,899	28,966	22,357	6,652
Net income (loss)	(8,089)	12,895	19,068	13,902	29,759	(1)
Net income (loss) per share:
Basic	(0.13)	0.20	0.31	0.26	2.34
Diluted	(0.13)	0.19	0.29	0.23	0.57
__________
(1) Of this amount, $24.3 million was due to a tax benefit, resulting from the reversal of deferred tax valuation allowances.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data
Total assets	$263,467	$254,474	$230,513	$190,117	$75,442
Line of credit and loans payable	—	—	—	—	10,375
Total stockholders’ equity	223,307	226,251	207,222	171,722	49,600

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We deliver simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations. Our policy management services close the gaps in protecting computers, network assets, user identities and data whenever users connect over the Internet. Our connectivity services utilize the iPass global virtual network, a unified network of over 550 dial-up, wireless, and broadband providers in over 160 countries.

Overview of 2006

In 2006, we continued to experience a decline in revenues derived from our traditional dial-up business as dial-up revenue decreased 23% to $105.7 million in 2006 as compared to $138.1 million in 2005. This decrease was offset in part by revenues generated from fees and usage of our broadband service. However, we continued to add new customers during 2006, including 86 from the Forbes Global 2000, bringing our total Forbes Global 2000 customers to 377 as of December 31, 2006.

As we continued to increase the number of broadband access points during the year, increasing our global broadband footprint was a priority for us in 2006. We ended 2006 with approximately 77,000 Wi-Fi and wired hotspots worldwide, approximately 75,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to remotely access their corporate networks from more locations, at higher speeds and contributed to a $30.9 million or 351% increase in broadband usage revenue in 2006 over 2005.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as continue to increase fee revenues from device management and other fee based services. In 2007, we expect to see continued growth in our business. However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Risk Factors.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for such fee has been collected. Our usage-based revenues, which consists of dial-up and broadband usage, represented 80%, 87% and 92% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 22%, 5.2% and 1.4% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile Automation, Inc. in October 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 20%, 13% and 8% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

License and Maintenance

We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue.  If we determine that collectibility is not probable, revenue is recognized as cash is collected.

Another critical judgment that we make involves the “fixed or determinable” criterion. We consider payment terms where arrangement fees are due within three months from delivery to be normal contractual terms. Payment terms beyond three months from delivery are considered extended and not fixed or determinable. For arrangements with extended payment terms, arrangement fee revenues are recognized when fees become due, assuming all other revenue recognition criteria have been met.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Payments received in advance of services are deferred until services are performed. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

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

When we assess the likelihood that we will be able to recover our deferred tax assets, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2006 included cumulative taxable income during the last three years and a projection of future income limited to three years. We continue to closely monitor available evidence and may adjust our valuation allowance in future periods.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price and the volatility of peers in our industry. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. Our estimate of expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” In the future, as information regarding post vesting termination becomes more accessible, we may change our method of deriving the expected term. This change could impact the fair value of our options granted in the future.

We have elected the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R). As of December 31, 2006, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Restructuring

Restructuring charges are comprised primarily of costs for abandonment of excess facilities, severance and associated employee termination costs related to redundancies resulting from our acquisition of GoRemote in the first quarter of 2006. These charges have been recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that the recognition and measurement of termination costs be recorded when the liability is incurred. Costs for the abandonment of excess facilities has been reduced by estimated income from the sublease of the vacated facilities. If we are unable to sublease the facilities within the timeframe and for the rates anticipated, we may need to revise our estimates and record additional restructuring charges.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate for the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $3.3 million, $2.0 million and $2.1 million as of December 31, 2006, 2005 and 2004, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Revenue

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)
Total Revenue	$182,711	$13,338	7.9%	$169,373	$3,054	1.8%	$166,319

Total revenue increased in 2006 as compared to 2005 due to offsetting factors. Revenues generated from dial up usage decreased from $138.1 million in 2005 to $105.7 million in 2006. This represents a decrease of $32.4 million or 23%. This was offset in part by increases in revenues generated from broadband usage and fees. Revenues generated from usage of our broadband services were $39.7 million and $8.8 million dollars for the years ended December 31, 2006 and 2005 respectively. Fee revenue increased from $22.5 million in 2005 to $37.3 million in 2006. We expect revenue from dial up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as the use of narrowband as a primary means of enterprise connectivity is expected to continue to decline, but we can not reasonably estimate if the decline will be consistent with that seen from 2005 to 2006. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2006, 2005 or 2004. Revenues from software and service fees represented approximately 20%, 13% and 8% of our total revenue in 2006, 2005, and 2004, respectively.

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 40%, 45% and 41% of total revenues in 2006, 2005 and 2004, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 26%, 29% and 24% of total revenues in 2006, 2005 and 2004, respectively. The increase in EMEA as a percent of revenues has been driven by the expansion of our sales force in the region. Revenues in the Asia Pacific region represented 10%, 12% and 13% of total revenues in 2006, 2005 and 2004, respectively. Revenues in the United Kingdom accounted for 11%, 14% and 11% of total revenues in 2006, 2005 and 2004, respectively. To date, substantially all of our revenues have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute, which we pay to our network service providers.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)
Network access expenses	$56,929	$14,820	35.2%	$42,109	$4,770	12.8%	$37,339
As a percent of revenue	31.2%	—	6.3%	24.9%	—	2.4%	22.5%

The growth in network access expenses in 2006 over 2005 was due primarily to increased usage of our virtual network with respect to our broadband services. For our dial-up access costs, we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our existing network service provider contracts in 2006. While network access costs for broadband access are higher than those for dial-up, we believe that going forward, we will have the ability to negotiate lower rates for access to broadband networks. We expect network access expenses to continue to increase in absolute dollars and increase as a percentage of revenues as usage shifts from higher margin dial to lower margin broadband.

The growth in network access expenses in 2005 over 2004 was due primarily to increased usage of our virtual network. In 2005, we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our network service provider contracts, resulting in lower network access costs for dial-up. This was offset in part by an increase in network access expenses for broadband usage.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)
Network operations expenses	$32,013	$11,067	52.8%	$20,946	$1,570	8.1%	$19,376
As a percent of revenue	17.5%	—	5.1%	12.4%	—	0.8%	11.6%

The increase in network operations expenses from 2005 to 2006 in absolute dollars was due primarily to $5.6 million in additional compensation and benefits expense related to increased headcount from the acquisition of GoRemote Internet Communications, Inc., $1.0 million related to the adoption of SFAS 123(R), $1.2 million in mobile data card costs, $433,000 to write-down obsolete mobile data cards and $1.4 million for external consulting and contractor support. To the extent that we continue to expand our operations, we expect that our network operations expenses will increase in absolute dollars, and increase slightly as a percentage of total revenue.

The increase in network operations expenses in 2005 over 2004 in absolute dollars was due primarily to $1.1 million in additional compensation and benefits expense due to an increase in personnel, $497,000 additional depreciation expense on network operations equipment in support and expansion of our virtual network and $404,000 of additional transaction center fees and communication lines expenses. This was offset in part by a $443,000 decrease in fees paid to consultants. Network operations expenses increased slightly as a percentage of total revenue as we continued to increase both the capacity and redundancy of our virtual network.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)
Research and development expenses	$22,557	$4,811	27.1%	$17,746	$3,590	25.4%	$14,156
As a percent of revenue	12.3%	—	1.8%	10.5%	—	2.0%	8.5%

The increase in research and development expenses from 2005 to 2006 was due primarily to an additional $3.2 million of compensation costs related to increased headcount due to the acquisition of GoRemote and $1.2 million related to the adoption of SFAS 123(R) offset by a decrease of $931,000 in consulting and contractor expenses. The remaining portion of the increase was due to individually insignificant items. The increase as a percentage of revenues as well as absolute dollars was primarily due to the acquisition of GoRemote as well as the continued acceleration of our development of new products, the integration of technology acquired into existing products and services as a result of the business acquisitions that were completed in 2004 and 2006. We expect that our research and development expenses will remain relatively constant in absolute dollars as we develop and enhance new and existing service offerings, and to the extent revenues increase, will decrease slightly as a percentage of revenues.

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

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)
Sales and marketing expenses	$58,620	$7,907	15.6%	$50,713	$3,579	7.6%	$47,134
As a percent of revenue	31.9%	—	2.0%	29.9%	—	1.6%	28.3%

The increase in sales and marketing expenses in 2006 over 2005 in absolute dollars was due primarily to approximately $4.8 million in additional compensation and benefits expenses due to additional sales personnel related to the acquisition of GoRemote and expansion of the sales organization in the EMEA region, and an additional $2.2 million related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items. We expect that sales and marketing expenses will remain relatively constant in absolute dollars and, to the extent revenues increase, will decrease as a percentage of revenues.

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

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)
General and administrative expenses	$23,178	$5,585	31.7%	$17,593	$(1,298)	(6.9)%	$18,891
As a percent of revenue	12.7%	—	2.3%	10.4%	—	(1.0)%	11.4%

General and administrative expenses increased in absolute dollars and as a percentage of revenues from 2005 to 2006. The increase was driven primarily by approximately $2.7 million in additional compensation and benefits expenses due to the acquisition of GoRemote, an additional $1.7 million related to the adoption of SFAS 123(R). Additionally, bad debt expense increased by $893,000 and we began matching employee contributions to the 401(k) plan resulting in an additional expense of $792,000. The remaining increase is due to various individually insignificant items. We expect that our general and administrative expenses will remain relatively constant in absolute dollars and, to the extent that revenues increase, will decrease as a percentage of revenues.

A significant part of the decrease in general and administrative expenses in 2005 was a $937,000 decrease in bad debt expense offset in part by $275,000 in compensation and benefits expenses. The remaining portion of the change from 2004 to 2005 was due to a net decrease of various individually insignificant accounts.

Amortization of Acquired Tangibles

Amortization of acquired intangibles was $4.0 million, $2.4 million and $457,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was due to the impact of amortization of intangibles related to the GoRemote acquisition in February 2006. The increase from 2004 to 2005 was due to the full amortization impact of intangible assets related to the Safe3w and Mobile Automation acquisitions during 2004 being amortized over the entire year in 2005 as they were acquired during 2004.

Non-Operating Income and Expenses

Interest Income

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $3.7 million, $3.9 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in interest and other income in 2006 was due to the net use of $72.2 million of cash, cash equivalents and short-term investment balances for the acquisition of GoRemote in February 2006.

Provision for Income Taxes

The benefit from income taxes was $7.2 million in 2006, compared to a provision of $8.9 million in 2005. The change from provision to benefit is due to a loss before income taxes of $15.6 million in 2006 as compared to income before taxes of $21.8 million in 2005. The decrease in provision for income taxes in 2005 compared to 2004 was due to a decrease in income for taxes from $31.3 million in 2004 to $21.8 million in 2005. The effective tax rate was (46)% for the year ended December 31, 2006 and 41% and 39% for the years ended December 31, 2005 and 2004, respectively.

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

    Net cash provided by operating activities was $361,000 for the year ended December 31, 2006, compared to $32.1 million for the year ended December 31, 2005 and $38.1 million for the year ended December 31, 2004. The decrease in cash provided by operating activities in 2006 is due primarily to operating expenses increasing by $50.5 million while our total revenues increased approximately $13.3 million, as compared to 2005.

Net cash used in investing activities in 2006 was $16.0 million compared to $32.5 million in 2005 and $60.2 million in 2004, respectively. Net cash used in investing activities in 2006 was primarily from the acquisition of GoRemote, which net of cash acquired was $78.0 million offset by the net maturities of short term investments of $67.2 million. In 2005, net cash used in investing activities related to purchases of $170.4 million in short-term investments, offset by the maturities of short-term investments in the amount of $141.8 million as well as $3.9 million for the purchases of property and equipment. Net cash used in investing activities in 2004 was from the purchases of $156.3 million in short-term investments, $28.4 million for the acquisition of Safe3w and Mobile Automation and $6.2 million for the purchases of property and equipment, offset by the maturities of short-term investments in the amount of $130.7 million.

Net cash used in financing activities in 2006 was $6.7 million which was comprised of $16.2 million of cash used for repurchases of common stock offset by $7.5 million of cash received for stock option exercises. Net cash provided by financing activities in 2005 was $3.8 million, compared to $10.9 million in 2004, respectively. Cash provided by financing activities in 2005 was from proceeds from the issuance of common stock for employee stock options and through the employee stock purchase program. Cash provided by financing activities in 2004 was the result of proceeds from the issuance of common stock for employee stock options plus the receipt of payment of shareholder notes receivable.

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

As of December 31, 2006, our principal source of liquidity was $100.0 million of cash, cash equivalents and short-term investments.

Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments

At December 31, 2006, we had no material commitments for capital expenditures.

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

Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. In May 2005, we consolidated several term license agreements that were set to expire into a single, long-term operating lease with a vendor. Future minimum purchase commitments under these agreements as of December 31, 2006 are as follows (in thousands):

Year ending December 31:
2007	$1,901
2008	1,066
2009	266
$3,233

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of December 31, 2006 are as follows (in thousands):

Year ending December 31:
2007	$7,444
2008	6,113
2009	5,718
2010	2,755
2011 and thereafter	3,456
$25,486

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Yr	1-3 Years	3-5 Years	More Than 5 Yrs
Operating Lease Obligations	$25,486	$7,444	$14,586	$1,797	$1,659
Purchase Obligations	3,233	1,901	1,332	—	—
Total Contractual Obligations	$28,719	$9,345	$15,918	$1,797	$1,659

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

Interest Rate Sensitivity

As of December 31, 2006, we had cash, cash equivalents, and short-term investments totaling $100.0 million. Our investment portfolio consists of auction rate and money market securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are classified as available for sale. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

As of December 31, 2005, we had cash and cash equivalents of $184.6 million, which consisted of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase, which we held solely for non-trading purposes. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates would have caused the interest generated by, and the fair value of, these short-term investments to change by an immaterial amount.

The following is a chart of the principal amounts of short-term investments by expected maturity as of December 31, 2006 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of Dec. 31, 2006
	2007	2008	2009	Total Cost Value	Total Fair Value
Government agencies	$32,205	$23,990	$1,770	$58,818	$58,656
Auction rate and money market securities	25,100	—	—	25,051	25,052
Total	$57,305	$23,990	$1,770	$83,869	$83,708

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

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2006 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2006
Revenues	$44,270	$47,384	$45,900	$45,157
Operating income	(2,255)	(5,142)	(4,695)	(7,198)
Net income	(65)	(2,054)	(2,209)	(3,761)
Basic net income per share	$(0.00)	$(0.03)	$(0.03)	$(0.06)
Diluted net income per share	$(0.00)	$(0.03)	$(0.03)	$(0.06)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2005
Revenues	$44,072	$43,125	$41,881	$40,295
Operating income	5,961	4,536	4,683	2,719
Net income	4,089	3,331	4,210	1,265
Basic net income per share	$0.07	$0.05	$0.07	$0.02
Diluted net income per share	$0.06	$0.05	$0.06	$0.02

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

In addition, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

We have excluded certain portions of GoRemote Internet Communications, Inc. (“GoRemote”) from our assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006 and the excluded portions had not yet been fully integrated into the Company’s existing operations.

Item 9B. Other Information

None.

PART III

Item 10. Directors. Executive Officers and Corporate Governance

Information relating to our executive officers and directors will be presented under the captions “Proposal 1 — Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement in connection with our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2007 (the “Proxy Statement”). That information is incorporated into this report by reference.

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

Information relating to our audit committee and the audit committee financial expert required by this Item 10 will be presented under the caption “Audit Committee” in the Proxy Statement. That information is incorporated into this report by reference.

Item 11. Executive Compensation

Information relating to director and executive compensation required by this Item 11 will be presented under the captions “Compensation of Directors,” “Compensation of Executive Officers,”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. That information is incorporated into this report by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships of our directors and executive officers and related transactions and the independence of our directors will be presented under the caption “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in the Proxy Statement. That information is incorporated into this report by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.(1)
2.2	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005.(2)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws, as amended.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate.(3)
10.1*	2003 Equity Incentive Plan and form of related agreements, as amended.(3)
10.1.1*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan (containing additional vesting terms).(4)
10.2*	2003 Non-Employee Directors Plan, as amended.(5)
10.2.1*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan
10.2.2*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan
10.3*	1999 Stock Option Plan and form of related agreements.(3)
10.4*	1997 Stock Option Plan and form of related agreements.(3)
10.5*	Interim 1999 Stock Option Plan.(3)
10.6*	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(3)
10.7*	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(3)
10.8	Lease Agreement, dated October 26, 1999, between Registrant and Westport Joint Venture (as amended).(3)
10.9	Amended and Restated Investor Rights Agreement, dated August 8, 2000, between Registrant, founders and holders of the Registrant’s Preferred Stock.(3)
10.10	Form of Indemnity Agreement.(3)
10.11*	Employment Agreement, dated November 13, 2001, between Registrant and Kenneth D. Denman.(3)
10.12*	Form of Offer Letter to Executive Officers.(3)
10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(4)
10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc.(4)
10.15	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant, and modifications thereto.(3)
10.16*	2007 Annual Executive Management Bonus Plan.(6)
10.17*	Outside Director Compensation Arrangement.(7)
10.18*	Executive Officer Cash Compensation Arrangement.(8)
10.19*	Offer Letter to Thomas Thimot dated December 9, 2005.(9)
10.20*	Transition Agreement with John Thuma dated January 20, 2006.(10)
10.21*	Letter Agreement pursuant to which Michael J. McConnell and Peter C. Clapman were elected to Registrant’s Board of Directors.(11)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

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

(4) Previously filed as the like-numbered exhibit to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 16, 2006, and incorporated by reference herein

(5) Previously filed as exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006, and incorporated by reference herein.

(6) Previously filed as Item 5.02 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007, and incorporated by reference herein.

(7) Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(8) Previously disclosed under the caption “Compensation of Executive Officers” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(9) Previously filed as exhibit 10.23 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(10) Previously filed as exhibit 10.24 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(11) Previously filed as exhibit 9.9.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007.

* Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iPass Inc.:

We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iPass Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that iPass Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of iPass is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that iPass Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, iPass Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

iPass Inc. acquired GoRemote Internet Communications, Inc. (“GoRemote”) during 2006, and management excluded from its assessment of the effectiveness of iPass Inc.’s internal control over financial reporting as of December 31, 2006, GoRemote’s internal control over financial reporting associated with total assets of $4.8 million and total revenues of $30.8 million included in the consolidated financial statements of iPass Inc. (and subsidiaries) as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of iPass Inc. also excluded an evaluation of the internal control over financial reporting of GoRemote.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPass Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 28, 2007

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,492	$37,829
Short-term investments	83,708	145,473
Accounts receivable, net of allowance for doubtful accounts of $3,282 and $2,040, respectively	28,579	23,347
Prepaid expenses and other current assets	6,341	5,031
Deferred tax assets	8,070	4,555
Total current assets	142,190	216,235
Property and equipment, net	10,519	9,210
Other assets	3,344	1,561
Long-term deferred tax assets	14,952	—
Acquired intangibles, net	13,705	8,776
Goodwill	78,757	18,692
Total assets	$263,467	$254,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,830	$12,669
Accrued liabilities	16,482	12,523
Deferred revenue—short term	5,411	3,031
Total current liabilities	36,723	28,223
Deferred revenue—long term	1,468	—
Other long term liabilities	1,969	—
Total liabilities	40,160	28,223
Commitments (Note 13)
Stockholders’ equity:
Common stock, $.001 par value; authorized 250,000,000 shares; issued and outstanding 63,467,796 and 64,202,765 shares, respectively	63	64
Additional paid-in capital	249,800	245,456
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive loss	(98)	(307)
Accumulated deficit	(26,458)	(18,369)
Total stockholders’ equity	223,307	226,251
Total liabilities and stockholders’ equity	$263,467	$254,474

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Revenues	$182,711	$169,373	$166,319
Operating expenses (1):
Network access	56,929	42,109	37,339
Network operations	32,013	20,946	19,376
Research and development	22,557	17,746	14,156
Sales and marketing	58,620	50,713	47,134
General and administrative	23,178	17,593	18,891
Restructuring charges	4,733	—	—
Amortization of acquired intangibles	3,971	2,367	457
Total operating expenses	202,001	151,474	137,353
Operating income (loss)	(19,290)	17,899	28,966
Interest income	3,659	3,899	2,298
Income (loss) before income taxes	(15,631)	21,798	31,264
Provision for (benefit from) income taxes	(7,195)	8,903	12,196
Net income (loss) before cumulative effect of change in accounting principle	(8,436)	12,895	19,068
Cumulative effect of change in accounting principle, net of zero tax effect	(347)	—	—
Net income (loss)	$(8,089)	$12,895	$19,068
Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.13)	$0.20	$0.31
Diluted	$(0.13)	$0.19	$0.29
Per share effect of cumulative change in accounting principle:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net income (loss) per share:
Basic	$(0.13)	$0.20	$0.31
Diluted	$(0.13)	$0.19	$0.29
Number of shares used in per share calculations:
Basic	64,572,603	63,353,779	60,770,680
Diluted	64,572,603	66,277,342	65,645,757

(1) Stock-based compensation is included in the following expense line items:
Network operations	$1,031	$163	$335
Research and development	1,235	175	352
Sales and marketing	2,206	265	554
General and administrative	1,706	534	1,101

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stock- holders	Deferred Stock-Based Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity	Comprehensive Income (loss)
	Shares	Amount
Balances, December 31, 2003	60,483	$60	$229,026	$(2,831)	$(4,326)	$125	$(50,332)	$171,722	$14,027
Exercise of stock options	1,886	2	5,239	—	—	—	—	5,241	—
Employee stock purchase plan — common stock issued	388	1	2,735	—	—	—	—	2,736	—
Payment of stockholder notes receivable	—	—	—	2,887	—	—	—	2,887	—
Interest earned on stockholder note receivable	—	—	—	(56)	—	—	—	(56)	—
Cancellation of unvested stock options	—	—	(202)	—	202	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	2,342	—	—	2,342	—
Tax benefit from employee stock option plans	—	—	3,831	—	—	—	—	3,831	—
Unrealized loss on available-for-sale investments, net	—	—	—	—	—	(549)	—	(549)	(549)
Net income	—	—	—	—	—	—	19,068	19,068	19,068
Balances, December 31, 2004	62,757	$63	$240,629	—	$(1,782)	$(424)	$(31,264)	$207,222	$18,519
Exercise of stock options	1,041	1	1,960	—	—	—	—	1,961	—
Employee stock purchase plan — common stock issued	405	—	1,840	—	—	—	—	1,840	—
Cancellation of unvested stock options	—	—	(52)	—	52	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	1,137	—	—	1,137	—
Tax benefit from employee stock option plans	—	—	1,079	—	—	—	—	1,079	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	117	—	117	117
Net income	—	—	—	—	—	—	12,895	12,895	12,895
Balances, December 31, 2005	64,203	$64	$245,456	—	$(593)	$(307)	$(18,369)	$226,251	$13,012
Exercise of stock options	1,831	2	5,622	—	—	—	—	5,624	—
Employee stock purchase plan — common stock issued	409	—	1,884	—	—	—	—	1,884	—
Outstanding common stock repurchased and retired	(2,975)	(3)	(16,188)	—	—	—	—	(16,191)	—
Reversal of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(593)	—	593	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(347)	—	—	—	—	(347)	—
Fair value of options assumed in acquisition of GoRemote	—	—	5,826	—	—	—	—	5,826	—
Stock-based compensation	—	—	6,178	—		—	—	6,178	—
Excess tax benefit from employee stock option plans	—	—	1,962	—	—	—	—	1,962	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	—	209	—	209	209
Net income (loss)	—	—	—	—	—	—	(8,089)	(8,089)	(8,089)
Balances, December 31, 2006	63,468	$63	$249,800	$—	$—	$(98)	$(26,458)	$223,307	$(7,880)

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(8,089)	$12,895	$19,068
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stock-based compensation for employees	6,178	1,137	2,342
Amortization of acquired intangibles	3,971	2,367	457
Depreciation and amortization	5,989	4,732	4,762
Tax benefit from employee stock option plans	—	1,079	3,831
Excess tax benefit from employee stock option plans	(1,962)	—	—
Deferred income taxes	(6,739)	5,700	10,842
Interest on shareholder notes receivable	—	—	(56)
Provision for doubtful accounts	1,056	163	1,100
Cumulative effect of change in accounting principle	(347)	—	—
Realized loss on investments, net	—	31	98
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	868	374	(3,433)
Prepaid expenses and other current assets	(1,102)	(616)	250
Other assets	(1,015)	(337)	30
Accounts payable	(38)	3,515	1,733
Accrued liabilities	(4,226)	1,011	(4,026)
Deferred revenue	3,848	47	1,132
Other liabilities	1,969	—	—
Net cash provided by operating activities	361	32,098	38,130
Cash flows from investing activities:
Purchases of short-term investments	(140,490)	(170,422)	(156,310)
Maturities of short-term investments	207,695	141,839	130,696
Purchases of property and equipment	(5,222)	(3,882)	(6,186)
Acquisition of GoRemote, net of cash acquired	(77,960)	—	—
Acquisition of Safe3w, net of cash acquired	—	—	(8,481)
Acquisition of Mobile Automation, net of cash acquired	—	—	(19,964)
Net cash used in investing activities	(15,977)	(32,465)	(60,245)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,508	3,801	7,977
Cash used in repurchase of common stock	(16,191)	—	—
Tax benefit from employee stock option plans	1,962	—	—
Proceeds from payment of stockholder notes receivable	—	—	2,887
Net cash provided by (used in) financing activities	(6,721)	3,801	10,864
Net increase (decrease) in cash and cash equivalents	(22,337)	3,434	(11,251)
Cash and cash equivalents at beginning of year	37,829	34,395	45,646
Cash and cash equivalents at end of year	$15,492	$37,829	$34,395
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Assumption of GoRemote options	$5,826	$—	$—
Cash paid for taxes	$1,471	$1,094	$1,485

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

Reclassifications

Amortization of deferred stock-based compensation expense in prior years has been has been reclassified to conform to current year presentation. The reclassifications are as follows (in thousands):

	Consolidated Statements of Operations
	Network operations		Research and development		Sales and marketing		General and administrative
	2005	2004	2005	2004	2005	2004	2005	2004
As previously reported	$20,783	$19,041	$17,571	$13,804	$50,448	$46,580	$17,059	$17,790
Reclassification	163	335	175	352	265	554	534	1,101
As reported	20,946	19,376	17,746	14,156	50,713	47,134	17,593	18,891

Certain cash flows related to the amortization of premium on available for sale securities have been reclassified between Net cash provided by operating activities and Net cash used in investing activities for the years ended December 31, 2005 and 2004, respectively.  Additionally, amounts related to interest earned on short-term investments but not received have been reclassified from short-term investments to prepaid expenses and other current assets.  The reclassifications are as follows (in thousands):

	Consolidated Statements of Cash Flows								Consolidated Balance Sheet
	Depreciation and amortization		Net cash provided by operating activities		Maturities of short term investments		Net cash used in investing activities		Short term investments	Prepaid expenses and other current assets
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2005
As previously reported	$4,783	$4,386	$32,149	$37,754	$141,788	$131,072	$(32,516)	$(59,869)	$146,727	$3,777
Reclassification	(51)	376	(51)	376	51	(376)	51	(376)	(1,254)	1,254
As reported	4,732	4,762	32,098	38,130	141,839	130,696	(32,465)	(60,245)	145,473	5,031

Foreign Currency Transactions

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Operations. Foreign currency gains and losses were not significant for the years ended December 31, 2006, 2005 and 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income (loss) includes net income and unrealized gains and losses on available-for-sale securities.

Comprehensive income (loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(8,089)	$12,895	$19,068
Comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of taxes	209	117	(549)
Total comprehensive income (loss)	$(7,880)	$13,012	$18,519

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

Concentrations of Risk

Substantially all of the Company’s cash, cash equivalents and short-term investments are held by two well-established financial institutions. The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers and are managed by recognized financial institutions that follow the Company’s investment policy. Any concentration of credit risk related to these investments is believed to be minimal.

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an allowance for doubtful accounts. The Company provides reserves based on the combination of the age of the receivables, historical writeoffs and reserves for specific customer balances. As of December 31, 2006 and 2005, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2006, 2005 and 2004, no customer represented more than 10% of total revenues.

For the three years ended December 31, 2006, 2005 and 2004, one supplier represented 4.2%, 9.4% and 16.8% of network access expenses. In addition, the Company has entered into contracts with certain access providers that contain minimum purchase commitments (see Note 13).
.
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

Goodwill and Other Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is instead reviewed for impairment at least annually, or as circumstances indicate its value may no longer be recoverable. The Company performs an annual impairment review during the fourth quarter of the fiscal year. As the Company operates in one reporting segment, goodwill is reviewed for impairment at the enterprise level. Goodwill impairment testing is a two-step process. First, the fair value of the enterprise is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If a possible impairment exists, the second step of measuring such impairment is performed. Other purchased intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives, and tested for impairment when an impairment indicator exists. No impairment losses were incurred in the years presented.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying amount of its property and equipment and when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the fair value of the assets. There have been no such impairment charges during any of the periods presented.

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

Total stock-based compensation expense, including stock options, ESPP and restricted stock awards, recognized under SFAS 123(R) in the condensed consolidated statements of operations for the year ended December 31, 2006 was $6.2 million. The income related tax benefit totaled $220,000 for the same period. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. In addition, the Company has recorded a $(347,000) cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the three months ended March 31, 2006. Prior to adopting SFAS 123(R) the Company did not reduce stock-based compensation expense by estimated forfeitures; rather the Company reduced stock-based compensation only upon actual forfeiture.  The cumulative effect adjustment is equal to the difference between previously recorded stock-based compensation expense associated with unvested options at January 1, 2006 and the amount that would have been recognized had the Company estimated forfeitures.

As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss were increased by $5.7 million and $5.2 million, respectively, for the year ended December 31, 2006. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.08 for the year ended December 31, 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations for the ended December 31, 2006.

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

Stock-based compensation expense recognized in the Company’s statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Pursuant to the income tax provisions included in SFAS 123(R), the Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R). As of December 31, 2006, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004
Net income — as reported	$12,895	$19,068
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	671	1,429
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(3,570)	(3,699)
Pro forma net income	$9,996	$16,798
Basic net income per common share:
As reported	$0.20	$0.31
Pro forma	$0.16	$0.28
Diluted net income per common share:
As reported	$0.19	$0.29
Pro forma	$0.15	$0.26

Based on the Black-Scholes option pricing model, the weighted average fair value of options granted during fiscal 2005 and 2004 was $1.54 and $2.05, respectively. The total intrinsic value of options exercised during fiscal 2005 and 2004 was $4.2 million and $15.1 million, respectively.

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis. Amortization of deferred compensation expense for the years ended December 31, 2005 and 2004 was approximately $1,137,000 and $2,342,000, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the twelve months ended December 31, 2005 and 2004:

	Employee Stock Options For the Year Ended December 31,		Employee Stock Purchase Plan For the Year Ended December 31,
	2005	2004	2005	2004
Risk-free rate	3.9%	3.0%	3.7%	1.6%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	35-41%	41-47%	36-41%	32-52%
Expected life	3 Years	3 Years	.5 Years	.5 Years
__________
* Note that the employee stock purchase plan commenced on July 23, 2003 with the first purchase occurring on April 30, 2004.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options and restricted stock using the treasury-stock method.

Revenue Recognition

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

Usage Fees

We derive the large majority of our revenues from usage fees, which consists of dial-up and broadband usage. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured.

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

Through the acquisition of GoRemote Internet Communications, Inc., the Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 550 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgment, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. We have one significant provider arrangement under which we account for revenues on a net basis. All other provider arrangements are accounted for on a gross basis, by initially deferring the costs associated with deploying each endpoint and amortizing the costs over the estimated life of an endpoint, typically 30 months. Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported. These revenues related to fixed broadband are included in broadband usage fees.

License and Maintenance

With the acquisition of Mobile Automation, Inc. in October 2004, we began generating license and maintenance revenue through software licensing agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable as prescribed by AICPA Statement of Position (“SOP”) 97-2. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to future products on a when-and-if available basis and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Services

The Company typically provides its customers with deployment services, technical support and additional optional services. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee. The Company recognizes revenues relating to one-time fees on a straight-line basis over the term of the initial contract, generally one to three years. The Company recognizes revenues relating to annual fees on a straight-line basis and revenues for monthly services during the month that these services are provided.

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

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized regarding such costs through December 31, 2006.

Advertising

Advertising and promotional costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004 these costs totaled approximately $533,000, $435,000 and $989,000, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility, defined as the completion of a working model, has been established. To date, the Company’s software has been available for general release shortly after the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Costs related to software purchased to be sold are capitalized at the lower of unamortized cost or net realizable value. The Company has approximately $900,000 of capitalized purchase software included in property and equipment, net on the consolidated balance sheets as of December 31, 2006 and 2005. Capitalized costs are amortized based on current and future revenue related to each product. To date, the Company has not sold any purchased software and therefore has not amortized any of the capitalized costs.

The Company capitalizes the costs of computer software developed or obtained for internal use. During the year ended December 31, 2006, the Company had approximately $300,000 of capitalized software development costs.  During the years ended December 31, 2005 and 2004, the Company had no capitalized software development costs.  Development costs are amortized over the estimated useful life of the software developed.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109; (“FIN 48”). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact that the adoption of FIN 48 will have on its consolidated results of operations and financial position.

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, Disclosure of Accounting

Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, in its condensed consolidated statements of operations. The Company is currently evaluating the impact of the adoption of EITF 06-3 however should the Company conclude that such amounts are more appropriately presented on a gross basis, it could have a material impact on total net revenues and cost of sales, although income or loss from operations and net income or loss would not be affected.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying materiality of financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior periods. The Company’s adoption of SAB 108 did not have a material impact in the current fiscal year.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on its consolidated results of operations and financial position.

In February, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

Note 3. Business Combinations

GoRemote

On February 15, 2006, the Company completed its acquisition of GoRemote, a publicly-traded company headquartered in Milpitas, California that provides secure managed virtual business network services. The Company plans to expand its product offering to its customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. The Company acquired 100% of the outstanding shares of GoRemote paying approximately $78.9 million in cash, to acquire approximately 43.3 million shares of common stock for $1.71 per share and approximately 541,631 shares of Series A preferred stock for $3.37 per share. The purchase price includes approximately $3.1 million in direct transaction costs including legal and valuation fees. In addition, iPass assumed outstanding options to acquire approximately 8.3 million shares of GoRemote common stock, and converted those into options to acquire approximately 1.7 million shares of iPass common stock.

The results of operations of GoRemote are included in the Company’s Condensed Consolidated Statement of Operations beginning February 15, 2006, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash consideration for common and preferred stockholders	$75,806
Estimated fair value of options assumed	5,826
Direct transaction costs	3,097
Total purchase price	$84,729

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to GoRemote’s net tangible and intangible assets based on their estimated fair values as of February 15, 2006. Management has allocated the purchase price based on various factors. The allocation of the purchase price is as follows (in thousands):

Cash acquired	$6,706
Accounts receivable	7,138
Other tangible assets acquired	2,550
Deferred tax assets, net	11,011
Amortizable intangible assets:
Customer relationships	7,600
Supplier contracts	950
Internally developed software	350
Goodwill	60,578
Deferred revenues	(1,025)
Restructuring liabilities	(1,249)
Other liabilities assumed	(9,880)
Total purchase price	$84,729

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

Restructuring costs of $1.2 million relate primarily to costs for abandoned excess facilities. Pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, all restructuring charges related to the acquisition are recognized as part of the purchase price allocation. The Company completed the relocation of all employees and vacated the facilities in the second quarter of 2006.

Amortization of other intangibles has been provided over the following estimated useful lives: customer relationships (Mobile Office) — 4 years, supplier contracts — 4 years; customer relationships (Fixed Broadband) — 7 years; internally developed software — 7 years. The following represents the estimated annual amortization of acquired intangibles (in thousands):

Fiscal Year
2007	$1,834
2008	1,834
2009	1,834
2010	685
2011	521
2012	521
2013	66
$7,295

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the years ended December 31, 2006 and 2005 as if the acquisition had been consummated as of January 1, 2006 and 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Total revenue	$187,734	$212,492
Net income (loss) before cumulative change in accounting principle	$(13,124)	$1,935
Net income (loss)	$(12,777)	$1,935
Net income (loss) per share:
Basic	$(0.20)	$0.03
Diluted	$(0.20)	$0.03
Number of shares used in per share calculations:
Basic	64,572,779	63,353,779
Diluted	64,572,779	66,277,342

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

In completing the pre-acquisition tax return of Mobile Automation, Inc. during 2005, additional tax basis in assets was identified and additional tax net operating loss carryforward was also identified. The net increase to deferred tax assets resulting from these items, after adjustment to valuation allowance, was credited against goodwill initially recorded as a result of the acquisition in the amount of $359,000. In 2006, Mobile Automation goodwill was further adjusted as a result of changes in estimates of future utilization of deferred tax assets related to net operating losses for which a valuation allowance was recorded upon acquisition in the amount of $144,000.

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

Uncertainties about tax bases or about pre-acquisition tax returns are, when resolved subsequent to the business combination, applied to reduce or increase goodwill in accordance with FAS 109, paragraph 30. In completing the pre-acquisition tax return of Safe3W, Inc. during 2005, additional tax basis in assets was identified and additional tax net operating loss carryforward was also identified. The net increase to deferred tax assets resulting from these items, after adjustment to valuation allowance, was credited against goodwill initially recorded as a result of the acquisition in the amount of $491,000. Safe3W goodwill was further adjusted as a result changes in the estimated future utilization of deferred tax assets related to net operating losses for which a valuation allowance was recorded upon acquisition in the amount of $369,000.

Note 4. Short-Term Investments

The following tables summarize the Company’s short-term investments as of December 31, 2006 and 2005 (in thousands):

	Short-Term Investments
December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agencies	$58,818	$19	$(181)	$58,656
Auction rate and money market securities	25,051	1	—	25,052
	$83,869	$20	$(181)	$83,708

	Short-Term Investments
December 31, 2005	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agencies	$119,012	$—	$(473)	$118,539
Corporate notes	15,991	—	(57)	15,934
Auction rate and money market securities	10,972	28	—	11,000
	$145,975	$28	$(530)	$145,473

The following table summarizes the principal amounts of the Company’s short-term investments by expected maturity date (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of Dec. 31, 2006
	2007	2008	2009	Total Cost Value	Total Fair Value
Government agencies	$32,205	$23,990	$1,770	$58,818	$58,656
Auction rate and money market securities	25,100	—	—	25,051	25,052
Total	$57,305	$23,990	$1,770	$83,869	$83,708

The Company recognized gross realized losses of $10,000 and $6,000 gross realized gains for the year ended December 31, 2006. We recognized gross realized gains of $17,000 and gross realized losses of $115,000 for the year ended December 31, 2005. There were no recognized gains or losses on short-term investments for the year ended December 31, 2004. The Company recognized $3.7 million, $3.9 million and $2.3 million in interest income for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had unrealized losses related to its auction rate and government securities at December 31, 2006. These securities are subject to interest rate risk, which resulted in the unrealized losses. In accordance with FASB Staff Position (“FSP”) FAS115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government agencies	$4,511	$(7)	$54,145	$(174)	$58,656	$(181)
Auction rate and money market securities	25,052	-	-	-	25,052	-
Total	$29,563	$(7)	$54,145	$(174)	$83,708	$(181)

Market values were determined for each individual security in the investment portfolio. There were 278 securities in total which had market values less than amortized cost. These securities were comprised primarily of state or municipal bonds.

In determining whether the decline in the value of these securities was temporary the Company considered the following factors:

-	The length of time and extent to which the market value has been less than cost
-	The financial condition and near-term prospects of the issuer
-	The Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value

The Company’s analysis led to the following conclusions:

-	The magnitude of the unrealized losses is such that they could be reversed with a modest change in interest rates
-	The probability that any of the issuers of these securities would be unable to meet its obligations to meet principal or interest payments is negligible
-
Based on both the length of time and extent to which the market value has been less than cost and the financial condition and near-term prospects of the issuer, the Company concluded that none of the unrealized losses at December 31, 2006 constituted other-than-temporary impairment.

Note 5. Allowance for Doubtful Accounts

Changes in the Company’s allowance for doubtful accounts, including acquired amounts, for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Beginning Balance	Provisions	Charge Offs	Ending Balance
Year ended December 31, 2004	$2,348	$1,100	$(1,377)	$2,071
Year ended December 31, 2005	$2,071	$163	$(194)	$2,040
Year ended December 31, 2006	$2,040	$1,860	$(618)	$3,282

Note 6. Property and Equipment

Property and equipment consisted of (in thousands):

	December 31, 2006	December 31, 2005
Equipment	$30,283	$19,839
Furniture and fixtures	3,794	3,498
Computer software and equipment	10,705	4,919
Leasehold improvements	2,502	2,002
	47,284	30,258
Less: Accumulated depreciation and amortization	(36,765)	(21,048)
Property and equipment, net	$10,519	$9,210

Depreciation expense was $5.3 million, $4.9 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 7. Goodwill and Acquired Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2005	Adjustment	Acquisition	Amortization	December 31, 2006
Goodwill	$18,692	$(513)	$60,578	$—	$78,757
Intangibles:
Existing technology	5,973	—	—	(1,612)	4,361
Patent/Core technology	2,127	—	—	(563)	1,564
Maintenance agreements and certain relationships	322	—	—	(66)	256
Customer relationships	354	—	7,600	(1,478)	6,476
Supplier contracts	—	—	950	(208)	742
Internally developed software	—	—	350	(44)	306
	$27,468	$(513)	$69,478	$(3,971)	$92,462

The beginning balance of goodwill related the the Safe3w and Mobile Automation acquisitions was adjusted for changes in estimates of future utilization of deferred tax assets related to net operating losses for which a valuation allowance was recorded upon acquisition in the amount of $369,000 and $144,000, respectively.

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Twelve Months Ended December 31,
	2006	2005	2004
Intangibles:
Existing technology	$(1,612)	$(1,613)	$(314)
Patent/Core technology	(563)	(563)	(111)
Maintenance agreements and certain relationships	(66)	(67)	(11)
Customer relationships	(1,478)	(125)	(21)
Supplier contracts	(208)	—	—
Internally developed software	(44)	—	—
	$(3,971)	$(2,367)	$(457)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2006
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,539)	$4,361
Patent/Core technology	4-8 yrs	2,800	(1,236)	1,564
Maintenance agreements and certain relationships	5 yrs	400	(144)	256
Customer relationships	4-7 yrs	8,100	(1,624)	6,476
Supplier contracts	4 yrs	950	(208)	742
Internally developed software	7 yrs	350	(44)	306
		$20,500	$(6,795)	$13,705

	December 31, 2005
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(1,927)	$5,973
Patent/Core technology	4-8 yrs	2,800	(673)	2,127
Maintenance agreements and certain relationships	6 yrs	400	(78)	322
Customer relationships	4 yrs	500	(146)	354
		$11,600	$(2,824)	$8,776

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
2007	$4,201
2008	3,901
2009	2,401
2010	1,241
2011	1,021
Thereafter	940
$13,705

Prior to the acquisition of Safe3w and Mobile Automation in 2004, the Company had no acquired intangibles balances or expenses relating to the amortization of acquired intangibles.

Note 8. Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	December 31, 2006	December 31, 2005
Accrued commissions	$3,899	$3,067
Accrued liabilities	5,809	4,399
Deferred rent	1,013	1,618
Paid time off payable	1,960	1,715
Income taxes payable	1,504	1,724
Accrued restructuring liabilities	2,297	--
	$16,482	$12,523

Note 9. Accrued Restructuring

In March 2006, the Company recorded a restructuring charge totaling approximately $1.7 million related to the workforce reduction of 58 iPass employees, across all functions. In November 2006, the Company recorded an additional restructuring charge of $3.0 million related to excess iPass facilities. The restructurings were recorded pursuant to FASB No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following is a summary of restructuring activities for the year ended December 31, 2006 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2005	$—	$—	$—
Restructuring charges	3,028	1,705	4,733
Reclassification of deferred rent	461	—	461
Payments	(444)	(1,302)	(1,746)
Balance as of December 31, 2006	$3,045	$403	$3,448

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs are expected to be fully utilized by the second quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the year ended December 31, 2006 (in thousands):

Excess Facility Costs
Balance as of December 31, 2005	$—
Accrued acquisition-related restructuring costs	1,249
Payments	(432)
Balance as of December 31, 2006	$817

As of December 31, 2006, the Company has classified $2.3 million of the restructuring liability in accrued liabilities and remaining $2.0 million in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

Note 10. Income Taxes

Income (loss) before income taxes includes net income (loss) from foreign operations of approximately $750,000, $120,000 and $968,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Current
U.S. federal	$(600)	$1,972	$584
State	(364)	828	583
Foreign	507	402	187
	(457)	3,202	1,354
Deferred
U.S. federal	(5,966)	5,182	9,371
State	(772)	518	1,471
	(6,738)	5,700	10,842
Total provision for (benefit from) income taxes	$(7,195)	$8,902	$12,196

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards.  As of December 31, 2006, the Company believes it is more likely than not that the Company will be able to realize its net deferred tax assets.  A partial valuation allowance was placed on the deferred tax assets relating to the net operating loss carryforwards obtained as a result of the acquisition of Safe3w and Mobile Automation in 2004, a portion of which was subsequently released in 2005. The components of deferred tax assets (liabilities) consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$41,641	$5,777
Reserves and accruals	8,401	4,304
Research and development credits	4,907	1,667
Fixed assets	1,679	77
Total deferred tax assets	56,628	11,825
Valuation allowance	(28,289)	(3,582)
Net deferred tax assets	$28,339	$8,243

Deferred tax liabilities:
Acquired intangibles	$(5,316)	$(3,689)
Total net deferred tax assets	$23,023	$4,555

During 2006, the Company increased the valuation allowance by approximately $24.7 million related to net operating losses attributable to acquired entities.  As of December 31, 2006, approximately $28.3 million of the valuation allowance for deferred tax assets relates to net operating loss carryforwards attributable to acquired entities, the benefit from which will be allocated to goodwill rather than current earnings when and if subsequently realized. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

For the years ended December 31, 2006, 2005 and 2004, the provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following:

	2006	2005	2004
Federal statutory rate	(35)%	35%	34%
State taxes, net of federal benefit	(4)	5	6
Foreign taxes	2	2	—
Amortization of stock-based compensation	2	1	(1)
Research and development benefit	(7)	(4)	(2)
Tax exempt interest	(6)	—	—
Other	2	2	2
Provision for (benefit from) income taxes	(46)%	41%	39%

As of December 31, 2006, the Company had gross cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $102.2 million and $63.4 million, respectively, which expire in various periods through 2026. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest such as an IPO. In addition, the Company has federal net operating losses of $5.2 million and state net operating losses of $5.4 million related to the deduction of stock options vested prior to the adoption of FAS 123(R).

The Company also has research and development tax credit carryforwards of approximately $4.4 million and $3.8 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts through 2026. The state tax credits can be carried forward indefinitely.

U.S. income taxes were not provided for on a cumulative total of $4.4 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

Note 11. Common Stock

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

The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; options generally expire 10 years after the date of grant. Certain options can be exercised prior to vesting in exchange for restricted stock. Should the option holder subsequently terminate employment prior to vesting, the Company has the right to repurchase unvested shares at the lower of original exercise price or fair value. As of December 31, 2006, 23,088,834 shares were authorized for grant under all plans, including those assumed in the acquisition of GoRemote and there were no shares of common stock subject to repurchase.

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

In June 2006, the Company’s shareholders approved amendments to and restatement of the 2003 Non-Employee Directors Plan (“Directors Plan”). The changes reduced the initial grant to each director from 120,000 to 30,000 stock options which vest 10,000 shares on the first anniversary of the date of grant and thereafter in equal month installments over 24 months. Annual grants to each director were reduced from 30,000 to 15,000 stock options which vest 100% on the anniversary of the grant date. In addition the Directors Plan now provides and initial grant of 10,000 shares of restricted stock which vests 1/3 on each anniversary of the date of grant and annual grants of 5,000 shares of restricted stock which vest 100% on the one-year anniversary of the date of grant.

Stock-Based Compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock and the historical volatility of comparable securities. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

For The Year Ended December 31, 2006
Risk-free rate	4.86%
Expected dividend yield	0%
Expected volatility	50%
Expected life	6.1 years

Stock option activity under the Plans for the three years ended December 31, 2006 is summarized below:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2003	8,467,166	7,887,573	$3.46
Authorized	3,024,171	—	—
Granted	(4,497,933)	4,497,933	6.10
Exercised	—	(1,885,253)	2.75
Cancelled	385,267	(385,267)	3.11
Balance as of December 31, 2004	7,378,671	10,114,986	$4.78
Authorized	3,637,835	—	—
Granted	(1,045,300)	1,045,300	5.88
Exercised	—	(1,041,176)	1.88
Cancelled	771,085	(771,085)	6.09
Balance as of December 31, 2005	10,742,291	9,348,025	$5.12
Authorized	3,248,060	—	—
Options granted	(2,071,823)	2,071,823	6.85
Awards granted	(446,303)	—	—
Assumed in acquisition of GoRemote	—	1,710,353	18.58
Exercised	—	(1,831,995)	3.03
Cancelled	1,897,781	(1,897,781)	7.09
Balance at December 31, 2006	13,370,006	9,400,425	$7.96
Exercisable as of December 31, 2004		4,055,123	$3.83
Exercisable as of December 31, 2005		4,945,870	$4.39
Exercisable as of December 31, 2006		5,703,614	$8.85

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except share and per share amounts)
Options outstanding at December 31, 2006	9,400,425	$7.96	$7.11	$9,161
Options vested and expected to vest at December, 31, 2006	8,972,276	$8.03	$7.03	$9,103
Options exercisable at December 31, 2006	5,703,614	$8.85	$6.22	$8,349

The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $3.70. The following is a summary of the weighted average exercise price on the date of grant for all options granted during the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price per Share
Exercise price less than fair value	6,786	$7.03
Exercise price equal to fair value	2,065,037	$6.85
Exercise price more than fair value	—	—

The total intrinsic value of options exercised during the year ended December 31, 2006 was $6.1 million. At December 31, 2006, the Company had $7.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, ESPP and options assumed in business combinations that will be recognized over the weighted average period of 1.11 years. Cash received from stock option exercises was $5.6 million during the twelve months ended December 31, 2006. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes the options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$ 0.10 — 2.00	1,051,462	5.37	$0.97	1,047,995	$0.97
2.01 — 4.75	1,136,599	4.81	3.79	1,100,154	3.80
4.86 — 5.30	809,330	7.60	5.07	406,677	5.05
5.33 — 5.35	1,487,321	7.57	5.35	862,709	5.35
5.38 — 5.87	1,064,995	8.30	5.71	624,921	5.69
5.91 — 6.36	961,247	8.64	6.24	186,329	6.20
6.44 — 7.38	1,097,323	8.76	6.71	234,764	6.63
7.40 — 10.60	1,015,301	6.73	8.69	558,591	8.58
10.93 — 160.00	768,797	6.04	35.39	673,464	37.95
250.00 — 250.00	8,050	3.07	250.00	8,050	250.00
Total	9,400,425	7.11	7.96	5,703,614	8.85

Employee Stock Awards

The Company grants stock awards to employees under the 2003 Plans. These plans provide for the granting of restricted stock and/or performance awards to officers and employees. Restricted stock issued under these plans generally vest annually over two to three years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

A summary of the changes in stock awards outstanding under the Company’s equity-based compensation plan during the twelve months ended December 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	—
Granted	446,303	$6.32
Vested	—	—
Forfeited	(33,950)	$6.39
Nonvested at December 31, 2006	412,353	$6.31

The fair value of the Company’s stock awards was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2006, there was $1.2 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 1.55 years.

Employee Stock Purchase Plan

Compensation expense related to the Company’s employee stock purchase plan (“ESPP”) is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

For the year ended December 31, 2006,
Risk-free rate	4.95%
Expected dividend yield	0%
Expected volatility	55%
Expected life	0.5 to 1 year

The weighted-average fair value of the purchase rights granted under the ESPP during the year ended December 31, 2006 was $1.82. During the twelve months ended December 31, 2006 and 2005, 408,510 and 404,871 shares, respectively, were issued pursuant to the plan.

Note 12. Stock Repurchase Program

In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

Through December 31, 2006, the Company repurchased and retired approximately 2.2 million shares of common stock for an aggregate purchase price of $12.0 million. In November and December 2006, the Company made additional repurchases of approximately 750,000 shares for an aggregate purchase price of $4.2 million with the intent to retire the shares by the end of the first quarter of fiscal 2007.

Note 13. Commitments and Contingencies

We lease our facilities under non-cancelable operating leases that expire at various dates through March 2016. Future minimum lease payments under these operating leases, including payments on leases accounted for under our restructuring plan, as of December 31, 2006 are as follows (in thousands):

Year ending December 31:
2007	$7,444
2008	6,113
2009	5,718
2010	2,755
2011 and thereafter	3,456
$25,486

Rent expense under operating leases for the years ended December 31, 2006, 2005, and 2004 was $6.8 million, $6.0 million and $5.7 million, respectively.

As of December 31, 2006, the Company had minimum purchase commitments with network service providers and vendor operating leases that expire at various dates through 2009. Future minimum purchase commitments and operating lease payments under all agreements are as follows (in thousands):

Year ending December 31:
2007	$1,901
2008	1,066
2009	266
$3,233

Legal Actions

Beginning on January 14, 2005, three purported class action complaints were filed against the Company and certain of its executive officers in the United States District Court for the Northern District of California. On March 2, 2005, these cases were consolidated as In re iPass Securities Litigation, Case No. 3:05-cv-00228-MHP. On April 22, 2005, David Lutzke and Rhonda Lutzke were named lead plaintiffs. On July 5, 2005, plaintiffs filed a Consolidated Amended Complaint. Named as defendants together with the Company are officers Kenneth D. Denman, Donald C. McCauley, Anurag Lal, and Jon M. Russo. The Consolidated Amended Complaint (“CAC”) alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during an alleged “class period” from April 22, 2004 to June 30, 2004 by failing to inform investors of certain operational issues that allegedly led to declines in the Company’s revenue, earnings and growth prospects. Defendants moved to dismiss the CAC, and on February 28, 2006, the court granted the motion with leave to amend. On March 30, 2006, plaintiffs filed a Second Consolidated Amended Complaint (“SCAC”), which set forth the same claims against the same defendants relating to the same alleged class period. Defendants filed a motion to dismiss the SCAC on May 1, 2006 and that motion was granted with prejudice on September 6, 2006.  On September 7, 2006, final judgment was entered in favor of the defendants.  Plaintiffs failed to file a timely notice of appeal. No loss has been accrued as of December 31, 2006.

Beginning on March 25, 2005, two stockholders filed separate derivative actions in California Superior Court for the County of San Mateo, purporting to state claims on behalf of the Company against Kenneth D. Denman, Donald C. McCauley, Anurag Lal, Jon M. Russo, Peter G. Bodine, Arthur C. Patterson, John D. Beletic, A. Gary Ames, Cregg B. Baumbaugh and Allan R. Spies. The complaints purport to arise out of the same alleged nondisclosures set forth in the Consolidated Amended Complaint set forth in the shareholder class action, and purport to set forth claims for breach of fiduciary duty, abuse of process, gross mismanagement, waste, unjust enrichment, and violation of California Corporations Code 25402. On May 5, 2005, the actions were consolidated as In re iPass, Inc. Derivative Litigation, Case No. CIV445765. On April 6, 2006, the court granted the joint motion of all parties to have the case designated as "complex litigation."  By agreement of the parties, the time to file plaintiffs’ consolidated complaint was extended several times, and a Consolidated Derivative Complaint ("CDC") was filed on February 21, 2006. On March 28, 2006, defendants filed a demurrer to the CDC, in response to which plaintiffs stated that they intend to further amend the CDC. The further amended complaint was filed on May 19, 2006.  Defendants demurred to the amended CDC and on September 1, 2006 the court sustained that demurrer with leave to amend.  On October 6, 2006, plaintiffs filed a consolidated second amended complaint ("CSAC").  On October 24, 2006 defendants filed a demurrer as to the CSAC. However, on November 27, 2006, plaintiffs voluntarily dismissed the action without prejudice. No loss has been accrued as of December 31, 2006.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Note 14. Employee 401(k) Plan

Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching contributions. There were no matching contributions for the years ended December 31, 2005 or 2004. Beginning January 1, 2006, the Company provided a 50% match to employee contributions up to 6% of an employee’s total compensation. The Company’s matching contributions to the plan totaled $792,000 for the year ended December 31, 2006. Beginning January 1, 2007, the Company will provide a 50% match to employee contributions up to 6% of an employee’s salary.

Note 15. Net Income (Loss) Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company. As such, basic net income (loss) per share excludes 352,778 and 635,113 shares subject to repurchase for the years ended December 31, 2005 and 2004, respectively. There were no shares subject to repurchase for the year ended December 31, 2006. These shares have been included in diluted net income (loss) per share to the extent that the inclusion of such shares is not anti-dilutive. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$(8,089)	$12,895	$19,068
Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	64,572,603	63,353,779	60,770,680
Effect of dilutive securities:
Stock options	--	2,923,563	4,875,077
Denominator for diluted net income (loss) per common share — adjusted	64,572,603	66,277,342	65,645,757
Basic net income (loss) per common share	$(0.13)	$0.20	$0.31
Diluted net income (loss) per common share	$(0.13)	$0.19	$0.29

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,
	2006	2005	2004
Options to purchase common stock	9,400,425	1,904,406	804,250
Unvested restricted stock awards	323,303	--	--

The weighted-average exercise price of options to purchase common stock excluded from the computation was $7.70, $10.00 and $14.56 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 16. Segment Information

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

International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 40%, 45% and 41% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues in the United Kingdom accounted for 11%, 14% and 11% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Substantially all of the Company’s long-lived assets are located in the United States. Revenues in the United States were $109.9 million for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kenneth D. Denman	/s/ Frank E. Verdecanna

Kenneth D. Denman Chairman, President and Chief Executive Officer (Principal Executive Officer)	Frank E. Verdecanna Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Frank E. Verdecanna and Bruce K. Posey, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requiste and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth D. Denman	Chairman, President, Chief Executive Officer and Director	March 28, 2007
Kenneth D. Denman

/s/ Frank E. Verdecanna	Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2007
Frank E. Verdecanna

/s/ A. Gary Ames	Director	March 28, 2007
A. Gary Ames

/s/ John D. Beletic	Director	March 28, 2007
John D. Beletic

/s/ Peter G. Bodine	Director	March 28, 2007
Peter G. Bodine

/s/ Peter C. Clapman	Director	March 28, 2007
Peter C. Clapman

/s/ Michael J. McConnell	Director	March 28, 2007
Michael J. McConnell

/s/ Arthur C. Patterson	Director	March 28, 2007
Arthur C. Patterson

/s/ Olof Pripp	Director	March 28, 2007
Olof Pripp

/s/ Allan R. Spies	Director	March 28, 2007
Allan R. Spies

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.(1)
2.2	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005.(2)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws, as amended.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate.(3)
10.1*	2003 Equity Incentive Plan and form of related agreements, as amended.(3)
10.1.1*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan (containing additional vesting terms).(4)
10.2*	2003 Non-Employee Directors Plan, as amended.(5)
10.2.1*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan
10.2.2*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan
10.3*	1999 Stock Option Plan and form of related agreements.(3)
10.4*	1997 Stock Option Plan and form of related agreements.(3)
10.5*	Interim 1999 Stock Option Plan.(3)
10.6*	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(3)
10.7*	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(3)
10.8	Lease Agreement, dated October 26, 1999, between Registrant and Westport Joint Venture (as amended).(3)
10.9	Amended and Restated Investor Rights Agreement, dated August 8, 2000, between Registrant, founders and holders of the Registrant’s Preferred Stock.(3)
10.10	Form of Indemnity Agreement.(3)
10.11*	Employment Agreement, dated November 13, 2001, between Registrant and Kenneth D. Denman.(3)
10.12*	Form of Offer Letter to Executive Officers.(3)
10.13	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(4)
10.14	Support Agreement, dated February 29, 2000, by and between RSA Security, Inc.(4)
10.15	Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant, and modifications thereto.(3)
10.16*	2007 Annual Executive Management Bonus Plan.(6)
10.17*	Outside Director Compensation Arrangement.(7)
10.18*	Executive Officer Cash Compensation Arrangement.(8)
10.19*	Offer Letter to Thomas Thimot dated December 9, 2005.(9)
10.20*	Transition Agreement with John Thuma dated January 20, 2006.(10)
10.21*	Letter Agreement pursuant to which Michael J. McConnell and Peter C. Clapman were elected to Registrant’s Board of Directors.(11)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
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

(4) Previously filed as the like-numbered exhibit to our Annual Report on form 10-K filed with the Securities and Exchange Commission on March 16, 2006, and incorporated by reference herein

(5) Previously filed as exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006, and incorporated by reference herein.

(6) Previously filed as Item 5.02 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007, and incorporated by reference herein.

(7) Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(8) Previously disclosed under the caption “Compensation of Executive Officers” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2004, and incorporated by reference herein.

(9) Previously filed as exhibit 10.23 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(10) Previously filed as exhibit 10.24 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(11) Previously filed as exhibit 9.9.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007.

* Indicates a management contract or compensatory plan or arrangement.