Form 10-Q
period 2007-03-31
IPASS INC
filed 2007-05-10
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2007 was 63,012,011.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,484	$15,492
Short-term investments	45,991	83,708
Accounts receivable, net of allowance for doubtful accounts of $3,300 and $3,282, respectively	31,964	28,579
Prepaid expenses and other current assets	7,344	6,341
Short-term deferred income tax assets	8,335	8,070
Total current assets	136,118	142,190
Property and equipment, net of accumulated depreciation of $37, 936 and $44,131, respectively	10,296	10,519
Other assets	2,842	3,344
Long-term deferred income tax assets	14,952	14,952
Acquired intangible assets, net	12,655	13,705
Goodwill	78,757	78,757
Total assets	$255,620	$263,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,053	$14,830
Accrued liabilities	14,886	16,482
Deferred revenue — short-term	5,903	5,411
Total current liabilities	35,842	36,723
Deferred revenue — long-term	873	1,468
Other long-term liabilities	1,651	1,969
Total liabilities	38,366	40, 160
Stockholders’ equity:
Common stock	64	63
Additional paid-in capital	244,193	249,800
Accumulated other comprehensive loss	(77)	(98)
Accumulated deficit	(26,926)	(26,458)
Total stockholders’ equity	217,255	223,307
Total liabilities and stockholders’ equity	$255,620	$263,467

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues	$46,888	$44,270
Operating expenses (1):
Network access	16,270	12,532
Network operations	8,198	6,964
Research and development	5,456	5,531
Sales and marketing	13,426	14,815
General and administrative	5,776	5,862
Amortization of intangibles	1,050	821
Total operating expenses	50,176	46,525
Operating loss	(3,288)	(2,255)
Other income, net	739	1,127
Loss before income taxes	(2,549)	(1,128)
Benefit from income taxes	(2,081)	(716)
Net loss before cumulative effect of change in accounting principle	$(468)	(412)
Cumulative effect of change in accounting principle, net of zero tax effect	—	347
Net loss	$(468)	$(65)
Net loss per share before cumulative effect of change in accounting principle:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Per share effect of cumulative change in accounting principle:
Basic	$—	$(0.00)
Diluted	$—	$(0.00)
Net loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Number of shares used in per share calculations:
Basic	64,094,464	64,494,634
Diluted	64,094,464	64,494,634

____________
(1) Stock-based compensation is included in the following expense line items:
Network operations	$135	$207
Research and development	274	301
Sales and marketing	242	532
General and administrative	546	390

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(468)	$(65)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation for employees	1,197	1,430
Amortization of acquired intangibles	1,050	821
Depreciation and amortization	1,317	1,248
Deferred income tax	(1,893)	(949)
Provision for doubtful accounts	229	100
Cumulative effect of change in accounting principle	—	(347)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(3,614)	(968)
Prepaid expenses and other current assets	(1,003)	(758)
Other assets	502	(1,225)
Accounts payable	224	(339)
Deferred revenues	(102)	1,272
Other liabilities	(318)	688
Accrued liabilities	30	(1,447)
Net cash used in operating activities	(2,849)	(539)
Cash flows from investing activities:
Purchases of short-term investments	(75,416)	(56,667)
Maturities of short-term investments	113,022	111,739
Cash used in acquisitions, net of cash acquired	—	(77,960)
Purchases of property and equipment	(949)	(1,223)
Net cash provided by (used in) investing activities	36,657	(24,111)
Cash flows from financing activities:
Proceeds from issuance of common stock	204	2,405
Cash used in repurchase of common stock	(7,020)	—
Excess tax benefit from employee stock option plans	—	43
Net cash provided by (used in) financing activities	(6,816)	2,448
Net increase (decrease) in cash and cash equivalents	26,992	(22,202)
Cash and cash equivalents at beginning of period	15,492	37,829
Cash and cash equivalents at end of period	$42,484	$15,627

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying financial data has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

On February 15, 2006, the Company acquired GoRemote Internet Communications, Inc. (“GoRemote”). The effects of this transaction as well as the results of operations of GoRemote from February 15, 2006 through March 31, 2007 are included in our results of operations.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 of its audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in the Annual Report on Form 10-K. These accounting policies have not significantly changed except as noted below.

Recent Accounting Pronouncements

With the exception of the financial accounting standards board statement defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2007 as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, on its results of operations and financial position.

Note 3. Business Combinations

On February 15, 2006, the Company completed its acquisition of GoRemote, a publicly-traded company headquartered in Milpitas, California that provided secure managed virtual business network services. The Company plans to expand its product offering to its customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. The Company acquired 100% of the outstanding shares of GoRemote paying approximately $78.9 million in cash, to acquire approximately 43.3 million shares of common stock for $1.71 per share and approximately 541,631 shares of Series A preferred stock for $3.37 per share. The purchase price included approximately $3.1 million in direct transaction costs including legal and valuation fees. In addition, iPass assumed outstanding options to acquire approximately 8.3 million shares of GoRemote common stock, and converted those into options to acquire approximately 1.7 million shares of iPass common stock.

The results of operations of GoRemote are included in the Company’s Condensed Consolidated Statement of Operations beginning February 15, 2006, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash consideration for common and preferred stock	$75,806
Estimated fair value of options assumed	5,826
Direct transaction costs	3,097
Total preliminary estimated purchase price	$84,729

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
$7,295

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the three months ended March 31, 2006 as if the acquisition had been consummated as of January 1, 2006. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Total revenue	$49,293
Net income (loss)	$(4,753)
Net income (loss) per share:
Basic	$(0.07)
Diluted	$(0.07)
Number of shares used in per share calculations:
Basic	64,494,634
Diluted	64,494,634

Note 4. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2006 Balance	Amortization	March 31, 2007 Balance
Goodwill	$78,757	$—	$78,757
Intangibles:
Existing technology	4,361	(403)	3,958
Patent/Core technology	1,564	(141)	1,423
Maintenance agreements and certain relationships	256	(17)	239
Customer relationships	6,476	(418)	6,058
Supplier contracts	742	(59)	683
Internally developed software	306	(12)	294
	$92,462	$(1,050)	$91,409

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2007	2006
Intangibles:
Existing technology	$(403)	$(403)
Patent/Core technology	(141)	(141)
Maintenance agreements and certain relationships	(17)	(17)
Customer relationships	(418)	(224)
Supplier contracts	(59)	(30)
Internally developed software	(12)	(6)
	$(1,050)	$(821)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,942)	$3,958
Patent/Core technology	4-8 yrs	2,800	(1,377)	1,423
Maintenance agreements and certain relationships	5 yrs	400	(161)	239
Customer relationships	4-7 yrs	8,100	(2,042)	6,058
Supplier contracts	4 yrs	950	(267)	683
Internally developed software	7 yrs	350	(56)	294
		$20,500	$(7,845)	$12,655

	December 31, 2006
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,539)	$4,361
Patent/Core technology	4-8 yrs	2,800	(1,236)	1,564
Maintenance agreements and certain relationships	5 yrs	400	(144)	256
Customer relationships	4-7 yrs	8,100	(1,624)	6,476
Supplier contracts	4 yrs	950	(208)	742
Internally developed software	7 yrs	350	(44)	306
		$20,500	$(6,795)	$13,705

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2007	$3,150
2008	3,901
2009	2,401
2010	1,241
2011	1,021
2012 and thereafter	941
$12,655

Note 6. Accrued Restructuring

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

The following is a summary of restructuring activities for the quarter ended March 31, 2007 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2006	$3,045	$403	$3,448
Payments	(371)	(62)	(433)
Balance as of March 31, 2007	$2,674	$341	$3,015

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs are expected to be fully utilized by the second quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the quarter ended March 31, 2007 (in thousands):

Excess Facility Costs
Balance as of December 31, 2006	$817
Payments	(135)
Balance as of March 31, 2007	$682

As of March 31, 2007, the Company has classified $2.0 million of the restructuring liability in accrued liabilities and remaining $1.7 million in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

Note 7. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption is $3,603,000. If any of these tax benefits that are unrecognized should become recognizable at a future time, it would result in a change in the company’s annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in the tax provision. As of adoption of FIN 48 on January 1, 2007, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $204,000.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is under examination by the State of California, which is challenging various tax issues for the years 2002 - 2005. Management has reviewed proposed adjustments and recorded reserves for the estimated liability related to these tax issues. Upon settlement, there could be a change in the total amount of unrecognized tax benefits.  The primary material jurisdictions subject to examination by tax authorities for tax years after 2000 include India, UK and U.S.

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

Through March 31, 2007, the Company repurchased and retired a total of approximately 3.3 million shares of common stock for an aggregate purchase price of $18.0 million.  In the three months ended March 31, 2007, the Company repurchased approximately 1.3 million shares for an aggregate purchase price of $7.0 million.   Of the shares repurchased during the quarter, 317,000 shares were retired with the intent to retire the remaining shares by the end of the second quarter of fiscal 2007.

Note 9. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net income and unrealized losses on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(468)	$(65)
Comprehensive income:
Net change in accumulated unrealized loss on available-for- sale securities	21	32
Total comprehensive loss	$(447)	$(33)

Note 10. Net Loss Per Share

In accordance with SFAS 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted daily average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options and awards using the treasury-stock method.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(468)	$(65)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	64,094,464	64,494,634
Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	64,094,464	64,494,634
Basic net loss per common share	$(0.01)	$(0.00)
Diluted net loss per common share	$(0.01)	$(0.00)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock	9,782,393	10,871,902
Restricted stock awards	891,446	—
Total	10,673,839	10,871,902

Note 11. Segment Information

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

No individual customer represented 10% or more of total revenues for the three months ended March 31, 2007 or 2006.  The only individual country, outside the United States, to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 8% and 13% of total revenues for the three months ended March 31, 2007 and 2006, respectively.

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

Company Overview

We deliver simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations. Our device management services close the gaps in protecting computers, network assets, user identities and data whenever users connect over the Internet. Our connectivity services utilize the iPass global virtual network, a unified network of hundreds of dial-up, wireless, and broadband providers in over 160 countries.

Overview of the three months ended March 31, 2007

Our overall revenues increased slightly for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was driven primarily by our customer’s migration from dial-up to broadband as the preferred method of connecting to their corporate networks. Increases in revenues from broadband, software and services fees of $12.8 million were partially offset by a $10.3 million decline in dial-up revenue for the three months ended March 31, 2007.

We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 80,000 Wi-Fi and wired hotspots worldwide. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2007 over 2006.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, with the goal of increasing the number of end users of our services as well as to increase fee revenues from device management and other fee based services. We have expanded our product offering to our customers by offering managed broadband services for branch offices and teleworkers. During the second quarter of 2007, we expect to see dial revenues continue to decrease. However, our ability to achieve these goals could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for the fee has been collected. Our usage-based revenues represented 76% and 82% of our revenues for the three months ended March 31, 2007 and 2006, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 33% and 13% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 24% and 18% of our revenues for the three months ended March 31, 2007 and 2006, respectively.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2007 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Income Taxes

We calculate the effect of income taxes in our consolidated financial statements in accordance with Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109) and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

We assess the likelihood that our deferred tax assets will be realized from future taxable income and establish a valuation allowance if we determine that it is more likely than not that some portion of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our consolidated statements of income as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

When we assess the likelihood that we will be able to recover our deferred tax assets, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at March 31, 2007 included cumulative taxable income during the last three years and a projection of future income limited to three years. We continue to closely monitor available evidence and may adjust our valuation allowance in future periods.

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

RESULTS OF OPERATIONS

Revenue
	Three Months Ended
	March 31,		Change
	2007	2006	$	%
	(In thousands, except percentages)
Total revenue	$46,888	$44,270	$2,618	5.9%

Total revenue increased in the three months ended March 31, 2007, as compared to the same period in 2006, due to offsetting factors. Revenues were impacted by a continued decline in dial-up revenues for the period as customers continue to migrate from dial-up to broadband as the preferred method of connecting to their corporate networks. Dial-up revenues declined to $20.3 million in the three months ended March 31, 2007, compared to $30.6 million in the three months ended March 31, 2006.  Total broadband revenues were $15.4 million in the three months ended March 31, 2007, compared to $5.7 million in the three months ended March 31, 2006.  Total software and services fee revenues were $11.1 million and $8.0 million in the three months ended March 31, 2007 and 2006, respectively.  No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2007 and 2006. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 24% and 18% of our revenues for the three months ended March 31, 2007 and 2006, respectively.

International revenues accounted for approximately 35% and 44% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 24% and 29% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Revenues in the Asia Pacific region represented 8% and 11% of total revenues for the three months ended March 31, 2007 and 2006, respectively. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 8% and 13% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Network access expenses	$16,270	$12,532	$3,738	29.8%
As a percent of revenue	34.7%	28.3%

The growth in network access expenses in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to increased usage of our virtual network with respect to our broadband services.  While network access costs for broadband access are higher than those for dial, we expect that as broadband revenues continue to increase we will have the ability to negotiate lower rates for access to broadband networks. We expect network access expenses to continue to increase in absolute dollars and increase as a percentage of revenues as usage shifts from higher margin dial to lower margin broadband.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Network operations expenses	$8,198	$6,964	$1,234	17.7%
As a percent of revenue	17.5%	15.7%

The increase in network operations expenses for the three months ended March 31, 2007 from the same period of 2006 in absolute dollars was due primarily to $483,000 in additional compensation expense and $323,000 for external consulting and contractor support. To the extent that we continue to expand our operations, we expect that our network operations expenses will increase in absolute dollars, and increase slightly as a percentage of total revenue.

In the first quarter of 2007, we began capitalizing the subsidy of mobile data card costs for cards sold to customers with which we have a history of profitability. Those capitalized costs will be amortized over the remaining contract term for each customer. The total card subsidy costs capitalized for the three months ended March 31, 2007 totaled approximately $100,000.  To the extent that we continue to increase mobile data card sales, we expect that mobile data card subsidies and capitalized costs will increase in absolute dollars.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Research and development expenses	$5,456	$5,531	$(75)	(1.4)%
As a percent of revenue	11.6%	12.5%

Research and development expenses for the three months ended March 31, 2007 was relatively flat as compared to the three months ended March 31, 2006. Decreased external consulting and contractor support expenses of $528,000 was offset by an additional $243,000 of compensation costs and $224,000 of maintenance and support fees. The remaining portion of the increase was due to individually insignificant items. We expect that our research and development expenses will remain relatively constant in absolute dollars as we develop and enhance new and existing service offerings, and to the extent revenues increase, will decrease slightly as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs and are as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
Sales and marketing expenses	$13,426	$14,815	$(1,389)	(9.4)%
As a percent of revenue	28.6%	33.5%

The decrease in sales and marketing expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due primarily to reduced headcount resulting in a decrease of $444,000 in compensation and benefits expenses and $412,000 reduction in travel expenses. Additionally, stock option cancellations resulted in a $290,000 decrease in stock compensation expense. The remaining portion of the decrease was due to individually insignificant items. We expect that sales and marketing expenses will remain relatively constant in absolute dollars and, to the extent revenues increase, will decrease as a percentage of revenues.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
General and administrative expenses	$5,776	$5,862	$(86)	(1.5)%
As a percent of revenue	12.3%	13.2%

The minimal decrease in general and administrative expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to various individually insignificant items. We expect that our general and administrative expenses will decrease slightly, both in absolute dollars and as a percentage of revenues, in the second quarter of 2007.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million and $821,000 for the three months ended March 31, 2007 and 2006, respectively. The increase from 2006 to 2007 was driven by the amortization of intangible assets acquired in 2006 as a result of the acquisition of GoRemote.

Non-Operating Expenses

Interest Income

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $739,000 and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest income was due to the net use of $72.2 million of cash, cash equivalents and short-term investment balances for the acquisition of GoRemote in February 2006 and the repurchase of outstanding common stock over the past three quarters.

Benefit from Income Taxes

The benefit from income taxes was $2.1 million and $716,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in benefit from income taxes is primarily due to an increase in research and development tax credits and tax exempt interest income for the three months ended March 31, 2007 as compared to the same period in 2006. The effective tax rate was (82)% and (63)% for the three months ended March 31, 2007 and 2006, respectively.

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

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2007, compared to net cash used in operating activities of $539,000 for the three months ended March 31, 2006. This change primarily was due to an increase in accounts receivable of $3.6 million resulting from the delayed receipt of customer payments.

Net cash provided by investing activities was $36.7 million for the three months ended March 31, 2007 which was primarily related to net maturities of short-term investments of $37.6 million.  The cash used for investing activities for the three months ended March 31, 2006 of $24.1 million was primarily represented the purchase of GoRemote, which net of cash acquired was $78.0 million offset by net maturities of short-term investments of $55.1 million.

Net cash used in financing activities for the three months ended March 31, 2007 was $6.7 million, as compared to $2.5 million of cash provided by financing activities for the three months ended March 31, 2006. Net cash used in financing activities for the first three months of 2007 was primarily due to $7.0 million for the repurchase of approximately 1.3 million shares of common stock. Net cash provided by financing activities in the first three months of 2006 was primarily due to stock option exercises.

As of March 31, 2007, our principal source of liquidity was $88.5 million of cash, cash equivalents and short-term investments as compared to $99.2 million at December 31, 2006.

Commitments

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

Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas. In May 2005, we consolidated several term license agreements that were set to expire into a single, long-term operating lease with a vendor. Future minimum purchase commitments under these agreements as of March 31, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$1,384
2008	1,066
2009	266
$2,716

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of March 31, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$5,479
2008	6,113
2009	5,718
2010	3,819
2011	2,789
2012 and thereafter	8,167
$32,085

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

Historically we have generated the large majority of our revenues from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. For example, in 2005 we derived $138.1 million, or 82%, of our total revenues from our traditional dial-up business. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In response to this market shift we have added broadband and services elements to our business and, as a result, in 2006 our revenue derived from the use of narrowband connectivity decreased to $105.7 million or 57.9% of our revenue, and in the first quarter of 2007 had decreased to less than 43% of our revenue.

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

Many of our competitors offer additional services that we do not, which enables them to compete favorably against us. Some of our competitors provide services that we do not, such as local exchange and long distance services. Potential customers that desire these services on a bundled basis may choose to obtain remote access and device management services from the competitor that provides these additional services.

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

    It is imperative for our customers that access to their mission critical data is secure. A key component of our ability to attract and retain customers is the security measures that we have engineered into our network for the authentication of the end user’s credentials; a key component in this regard is our device management services. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our services, the market perception of the effectiveness of our security measures could be harmed. To date, we have not experienced any significant security breaches to our network.

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

  the willingness of enterprises to make additional information technology expenditures;
  the availability of security products necessary to ensure data privacy over the public networks;
  the quality, cost and functionality of these services and competing services;
  the increased adoption of wired and wireless broadband access methods; and
  the proliferation of electronic devices and related applications.
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
  high taxes in some foreign jurisdictions;
  difficulty in complying with Internet-related regulations in foreign jurisdictions;
  difficulty in staffing and managing foreign operations; and
  difficulty in enforcing intellectual property rights and weaker laws protecting these rights.
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

We have experienced, and in the future may continue to experience, rapid growth in operations. This has placed, and could continue to place, a significant strain on our network operations, development of services, internal controls and other managerial, operating and financial resources. If we do not manage future expansion effectively, our business will be harmed. To effectively manage any future expansion, we will need to improve our operational and financial systems and managerial controls and procedures, which include the following:

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

Interest Rate Sensitivity

As of March 31, 2007, we had cash, cash equivalents, and short-term investments totaling $88.5 million, as compared to $99.2 million as of December 31, 2006 which decreased primarily due to cash outlays to repurchase shares of our outstanding common stock. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

The following compares the principal amounts of short-term investments by expected maturity as of March 31, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of March 31, 2007
	2007	2008	2009	Total Cost Value	Total Fair Value
U.S. Government agencies	$19,050	$22,990	$1,000	$43,661	$43,539
Auction rate and money market securities	2,500	—	—	2,452	2,452
Total	$22,590	$22,990	$1,000	$46,113	$45,991

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2006 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of Dec. 31, 2006
	2007	2008	2009	Total Cost Value	Total Fair Value
Government agencies	$32,205	$23,990	$1,770	$58,818	$58,656
Auction rate and money market securities	25,100	—	—	25,051	25,052
Total	$57,305	$23,990	$1,770	$83,869	$83,708

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

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007, have not substantively changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2006, iPass announced that its Board of Directors approved a two-year stock repurchase program which authorizes iPass to repurchase up to $30.0 million of its outstanding common stock. A total of $7.0 million of stock was repurchased in the first quarter of 2007, leaving approximately $6.8 million that may be used for future repurchases, as set forth in the table below:

In thousands, except share and per share amounts	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1, 2007 to January 31, 2007	317,173	$5.70	3,292,647	$12,468
February 1, 2007 to February 28, 2007	360,000	$5.20	3,652,647	$10,596
March 1, 2007 to March 31, 2007	660,000	$5.06	4,312,647	$6,789
Total	1,337,173	$5.38	4,312,647	$6,789

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan.
10.2	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan.
10.3	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 10, 2007	/s/ Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan.
10.2	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan.
10.3	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.