Form 10-Q
period 2007-06-30
IPASS INC
filed 2007-08-09
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2007 was 62,317,351.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,696	$15,492
Short-term investments	41,345	83,708
Accounts receivable, net of allowance for doubtful accounts of $2,281 and $3,282, respectively	31,736	28,579
Prepaid expenses and other current assets	7,986	6,341
Short-term deferred income tax assets	8,868	8,070
Total current assets	129,631	142,190
Property and equipment, net	10,673	10,519
Other assets	4,274	3,344
Long-term deferred income tax assets	14,952	14,952
Acquired intangible assets, net	11,605	13,705
Goodwill	78,757	78,757
Total assets	$249,892	$263,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,901	$14,830
Accrued liabilities	12,027	16,482
Deferred revenue — short-term	6,484	5,411
Total current liabilities	34,412	36,723
Deferred revenue — long-term	871	1,468
Other long-term liabilities	1,444	1,969
Total liabilities	36,727	40,160
Stockholders’ equity:
Common stock	62	63
Additional paid-in capital	242,383	249,800
Accumulated other comprehensive loss	(51)	(98)
Accumulated deficit	(29,229)	(26,458)
Total stockholders’ equity	213,165	223,307
Total liabilities and stockholders’ equity	$249,892	$263,467

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$47,597	$47,384	$94,485	$91,654
Operating expenses (1):
Network access	17,273	14,230	33,543	26,762
Network operations	8,783	8,598	16,981	15,562
Research and development	5,438	6,163	10,895	11,694
Sales and marketing	13,868	15,238	27,294	30,053
General and administrative	5,059	6,212	10,818	12,074
Restructuring charges	(169)	1,035	(152)	1,035
Amortization of intangibles	1,050	1,050	2,100	1,871
Total operating expenses	51,302	52,526	101,479	99,051
Operating loss	(3,705)	(5,142)	(6,994)	(7,397)
Interest income	851	863	1,600	1,990
Loss before income taxes	(2,854)	(4,279)	(5,394)	(5,407)
Benefit from income taxes	(541)	(2,225)	(2,623)	(2,941)
Net loss before cumulative effect of change in accounting principle	$(2,313)	$(2,054)	$(2,771)	$(2,466)
Cumulative effect of change in accounting principle, net of zero tax effect	—	—	—	(347)
Net loss	$(2,313)	$(2,054)	$(2,771)	$(2,119)

Net loss per share before cumulative effect of change in accounting principle:	$(0.04)	$(0.03)	$(0.04)	$(0.04)
Per share effect of cumulative change in accounting principle:	$—	$—	$—	$(0.00)
Net loss per share:	$(0.04)	$(0.03)	$(0.04)	$(0.03)
Number of shares used in per share calculations:	63,970,122	64,937,720	63,597,597	64,830,301

____________
(1)Stock-based compensation is included in the following expense line items:
Network operations	$258	$302	$393	$509
Research and development	327	348	601	649
Sales and marketing	527	727	769	1,259
General and administrative	655	411	1,201	801

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,771)	$(2,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation for employees	2,963	3,218
Amortization of acquired intangibles	2,100	1,871
Depreciation and amortization	2,612	2,998
Deferred income tax	(832)	(1,553)
Change in provision for doubtful accounts	(407)	405
Cumulative effect of change in accounting principle	—	(347)
Changes in operating assets and liabilities:
Accounts receivable	(2,750)	(2,427)
Prepaid expenses and other current assets	(1,645)	(316)
Other assets	80	(708)
Accounts payable	1,071	(1,363)
Other liabilities and long-term deferred revenue	(48)	1,318
Accrued liabilities	(4,456)	(2,134)
Net cash used in operating activities	(4,083)	(1,157)
Cash flows from investing activities:
Purchases of short-term investments	(238,957)	(93,055)
Maturities of short-term investments	281,265	153,851
Cash used in acquisitions, net of cash acquired	—	(77,960)
Restricted cash pledged for letter of credit	(1,010)	—
Purchases of property and equipment	(2,629)	(2,319)
Net cash provided by (used in) investing activities	38,669	(19,483)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,673	4,798
Cash used in repurchase of common stock	(12,055)	(6,000)
Tax benefit from employee stock option plans	—	44
Net cash used in financing activities	(10,382)	(1,158)
Net increase (decrease) in cash and cash equivalents	24,204	(21,798)
Cash and cash equivalents at beginning of period	15,492	37,829
Cash and cash equivalents at end of period	$39,696	$16,031

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

On February 15, 2006, the Company acquired GoRemote Internet Communications, Inc. (“GoRemote”). The effects of this transaction as well as the results of operations of GoRemote from February 15, 2006 through June 30, 2007 are included in our results of operations.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In the quarter ended June 30, 2007, the Company recorded a $179,000 credit to correct restructuring expense for the quarters ended June 30, and December 31, 2006.  The Company also corrected its stock compensation expense for the fiscal quarter ended March 31, 2007 by reducing such expense by approximately $65,000 in the quarter ended June 30, 2007.

Reclassifications

Certain cash flows related to the amortization of premium on available for sale securities have been reclassified between Net cash provided by operating activities and Net cash used in investing activities for the six months ended June 30, 2006.  The reclassifications are as follows (in thousands):

	As previously reported	Reclassification	As reported
Consolidated Statement of Cash Flows
Depreciation and amortization	$2,640	$358	$2,998
Change in prepaid expenses and other current assets	(969)	261	(708)
Net cash used in operating activities	(1,776)	619	(1,157)
Maturities of short term investments	154,470	(619)	153,851
Net cash provided by investing activities	(18,864)	(619)	(19,483)

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 of its audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in the Annual Report on Form 10-K. There have been no significant changes to these accounting policies.

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board statement defined below, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2007 as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The results of operations of GoRemote are included in the Company’s Condensed Consolidated Statement of Operations beginning February 15, 2006, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

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

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to GoRemote’s net tangible and intangible assets based on their estimated fair values as of February 15, 2006. Management has allocated the purchase price based on various factors. The allocation of the purchase price is as follows (in thousands):

Cash acquired	$6,706
Accounts receivable	7,138
Other tangible assets acquired	2,550
Deferred tax assets	14,637
Amortizable intangible assets:
Customer relationships	7,600
Supplier contracts	950
Internally developed software	350
Goodwill	60,578
Restructuring liabilities	(1,249)
Deferred revenue	(1,025)
Deferred tax liabilities	(3,626)
Other liabilities assumed	(9,880)
Total purchase price	$84,729

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

Restructuring costs of $1.2 million relate primarily to costs for abandoned excess facilities. Pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, all restructuring charges related to the acquisition are recognized as part of the purchase price allocation. The Company completed the relocation of all GoRemote employees and vacated the GoRemote facilities in the second quarter of 2006.

Amortization of other intangibles has been provided over the following estimated useful lives: customer relationships (Mobile Office) — 4 years, supplier contracts — 4 years; customer relationships (Fixed Broadband) — 7 years; internally developed software — 7 years. The following represents the annual amortization of acquired intangibles (in thousands):

Fiscal Year
2007	$1,834
2008	1,834
2009	1,834
2010	685
2011	521
2012	521
2013	66
$7,295

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the three and six months ended June 30, 2006 as if the acquisition had been consummated as of January 1, 2006. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total revenue	$47,384	$96,677
Net income (loss)	$(2,054)	$(6,807)
Net income (loss) per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)
Number of shares used in per share calculations:
Basic	64,937,720	64,830,301
Diluted	64,937,720	64,830,301

Note 4. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2006 Balance	Amortization	June 30, 2007 Balance
Goodwill	$78,757	$—	$78,757
Intangibles:
Existing technology	4,361	(806)	3,555
Patent/Core technology	1,564	(281)	1,283
Maintenance agreements and certain relationships	256	(33)	223
Customer relationships	6,476	(836)	5,640
Supplier contracts	742	(119)	623
Internally developed software	306	(25)	281
	$92,462	$(2,100)	$90,362

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Intangibles:
Existing technology	$(403)	$(403)	$(806)	$(806)
Patent/Core technology	(141)	(141)	(281)	(281)
Maintenance agreements and certain relationships	(17)	(17)	(33)	(33)
Customer relationships	(418)	(418)	(836)	(642)
Supplier contracts	(58)	(58)	(119)	(90)
Internally developed software	(13)	(13)	(25)	(19)
	$(1,050)	$(1,050)	$(2,100)	$(1,871)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(4,345)	$3,555
Patent/Core technology	4-8 yrs	2,800	(1,517)	1,283
Maintenance agreements and certain relationships	5 yrs	400	(178)	222
Customer relationships	4-7 yrs	8,100	(2,459)	5,641
Supplier contracts	4 yrs	950	(327)	623
Internally developed software	7 yrs	350	(69)	281
		$20,500	$(8,895)	$11,605

	December 31, 2006
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,539)	$4,361
Patent/Core technology	4-8 yrs	2,800	(1,236)	1,564
Maintenance agreements and certain relationships	5 yrs	400	(144)	256
Customer relationships	4-7 yrs	8,100	(1,624)	6,476
Supplier contracts	4 yrs	950	(208)	742
Internally developed software	7 yrs	350	(44)	306
		$20,500	$(6,795)	$13,705

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2007	$2,100
2008	3,901
2009	2,401
2010	1,241
2011	1,021
2012 and thereafter	941
$11,605

Note 5. Accrued Restructuring and Acquisition Integration Plans

In June and September 2006, the Company recorded a restructuring charge totaling approximately $1.7 million related to the workforce reduction of 58 iPass employees, across all functions. In November 2006, the Company recorded an additional restructuring charge of $3.0 million related to excess iPass facilities. The severance costs were recorded pursuant to Statement of Financial Accounting Standard ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43 and the excess facility costs were recorded pursuant to  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146").

By June 2007, the Company finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations, the Company adjusted the accrual for the difference between initial estimates of severance liability and the final payments ultimately made.  This adjustment of approximately $179,000 was credited to the restructuring expense in the second quarter of 2007.  SFAS No. 146 requires that liabilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations.

The following is a summary of restructuring activities for the six months ended June 30, 2007 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2006	$3,045	$403	$3,448
Payments	(804)	(224)	(1,028)
Adjustments	-	(179)	(179)
Net book value accretion	27	-	27
Balance as of June 30, 2007	$2,268	$-	$2,268

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs are expected to be fully paid by the second quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the six months ended June 30, 2007 (in thousands):

Excess Facility Costs
Balance as of December 31, 2006	$817
Payments	(390)
Balance as of June 30, 2007	$427

As of June 30, 2007, $1.3 million of the restructuring liability is classified in accrued liabilities and the remaining $1.4 million in long-term liabilities based on the expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

Note 6. Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company did not recognize a change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was $3,603,000. If any of these tax benefits that are unrecognized should become recognizable at a future time, it would result in a change in the Company’s annual effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax provision. As of adoption of FIN 48 on January 1, 2007, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $204,000.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is under examination by the State of California, which is challenging various tax issues for the years 2002 - 2005. Management has reviewed proposed adjustments and recorded reserves for the estimated liability related to these tax issues. As of June 30, 2007, the Company has reached a tentative settlement with the state of California.  Upon effective settlement there could be a change in the total amount of unrecognized tax benefits of up to $1.5 million which, upon release, would increase net income.  The primary material jurisdictions subject to examination by tax authorities for tax years after 2000 include India, the United Kingdom and the United States.

Note 7. Stock Repurchase Program

In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

Through June 30, 2007, the Company repurchased and retired a total of approximately 4.5 million shares of common stock for an aggregate purchase price of $28.2 million.  In the three months ended March 31, 2007, the Company repurchased and retired approximately 1.3 million shares for an aggregate purchase price of $7.0 million.  In the three months ended June 30, 2007, the Company repurchased an additional 943,000 shares for an aggregate purchase price of $5.0 million with the intent to retire these shares by the end of the third quarter of fiscal 2007.

Note 8. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net lossand all other non-owner changes in equity. Comprehensive loss includes net income and unrealized losses on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(2,313)	$(2,054)	$(2,770)	$(2,119)
Comprehensive income:
Net change in accumulated unrealized gain (loss) on available-for- sale securities	26	(35)	47	(2)
Total comprehensive loss	$(2,287)	$(2,089)	$(2,723)	$(2,121)

Note 9. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and RelatedInformation establishes standards for reporting operating segments, products and services, geographic areas, and major customers by business entities. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief executive officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements. Therefore, the Company has determined that it operates in a single reportable segment.

No individual customer represented 10% or more of total revenues for the three or six months ended June 30, 2007 or 2006. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 11% and 12% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 10% and 13% of total revenues for the six months ended June 30, 2007 and 2006, respectively.

Note 10. Legal Contingencies

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. (“Carlson”) alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.   On July 23, 2007, Carlson filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.     Carlson had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   iPass must file a response to Carlson’s claim on or about August 14, 2007.  No loss has been accrued as a loss is not probable or estimable as of June 30, 2007.

In 2001, GoRemote and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771. In the amended complaint, the plaintiffs allege that GoRemote, certain of its officers and directors and the underwriters of its initial public offering violated section 11 of the Securities Act of 1933 based on allegations that GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, GoRemote and its underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s and 2000 (the “IPO Lawsuits”).

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim. In June 2004, GoRemote and almost all of the other companies executed a settlement agreement with the plaintiffs. In August 2005, the court certified the settlement classes and granted preliminary approval of the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the district court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs have until mid-August in which to file amended complaints against GoRemote and such other aforementioned public companies.  No loss has been accrued as a loss is not probable or estimable as of June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Resultsof Operations

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

Overview of the three and six months ended June 30, 2007

Our overall revenues increased slightly for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increase was driven primarily by our customers’ migration from dial-up to broadband as the preferred method of connecting to their corporate networks. Revenues from broadband, software and services fees increased $9.9 million and $22.7 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year.  These increases were partially offset by $9.7 million and $19.9 million decline in dial-up revenue for the three and six months ended June 30, 2007, respectively.

We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 80,900 Wi-Fi and wired hotspots worldwide. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2007 over 2006.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, with the goal of increasing the number of end users of our services as well as to increase fee revenues from device management and other fee based services. We have expanded our product offering to our customers by offering managed broadband services for branch offices, retail locations and teleworkers. However, our ability to achieve these goals could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill the majority of our customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per user per month. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for the fee has been collected. Our usage-based revenues represented 76% and 80% of our revenues for the three months ended June 30, 2007 and 2006, respectively, and 76% and 81% for the six months ended June 30, 2007 and 2006, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 38% and 21% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 35% and 17% for the six months ended June 30, 2007 and 2006, respectively.

We provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.  Revenues for deployment services are recognized ratably over the life of the estimated customer relationship.  Revenues for technical support are recognized ratably over the term of the contract.  We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 24% and 20% of our revenues for the three months ended June 30, 2007 and 2006, respectively, and 24% and 19% for the six months ended June 30, 2007 and 2006, respectively.

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

In the first quarter of 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  We have updated our accounting for income taxes policy as described below.  Otherwise, there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2007 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Income Taxes

We calculate the effect of income taxes in our consolidated financial statements in accordance with Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109) and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position taken on a tax return will not be recognized in the Consolidated Financial Statements if it has less than a 50% likelihood of being sustained.

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

When we assess the likelihood that we will be able to recover our deferred tax assets, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at March 31, 2007 included cumulative taxable income during the last three years and a projection of future income limited to three years. However, the Company had a net loss in fiscal year 2006 and anticipates a net loss for fiscal year 2007.  If the net loss in 2007 results in a cumulative net loss for the three years ended December 31, 2007, the Company would have to evaluate the existing deferred tax asset for impairment and might have to reestablish the valuation allowance for the entire amount.

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
Total revenue	$47,597	$47,384	$213	0.4%	$94,485	$91,654	$2,831	3.1%

Total revenue increased in the three and six months ended June 30, 2007, as compared to the same periods in 2006, due to offsetting factors. Revenues were impacted by a continued decline in dial-up revenues for the period as customers continue to migrate from dial-up to broadband as the preferred method of connecting to their corporate networks.  A breakdown of revenue by type is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
Dial up	$18,354	$28,033	$(9,679)	(35)%	$38,689	$58,598	$(19,910)	(34)%
Broadband	$17,891	$9,956	$7,934	80%	$33,326	$15,650	$17,676	113%
Software and services fees	$11,353	$9,395	$1,958	21%	$22,471	$17,406	$5,065	29%

No individual customer accounted for 10% or more of total revenues for the three or six months ended June 30, 2007 and 2006. Revenues from minimum commitments, license and maintenance fees and additional services represented approximately 24% and 20% of our revenues for the three months ended June 30, 2007 and 2006, respectively, and 24% and 19% of our revenues for the six months ended June 30, 2007 and 2006, respectively.

International revenues accounted for approximately 36% and 40% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 37% and 42% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 26% and 27% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 25% and 28% of our revenues for the six months ended June 30, 2007 and 2006, respectively. Revenues in the Asia Pacific region represented 7% and 11% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 7% and 11% of total revenues for the six months ended June 30, 2007 and 2006. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 11% and 12% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 10% and 13% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
Network access expenses	$17,273	$14,230	$3,043	21.4%	$33.543	$26,762	$6,781	25.3%
As a percent of revenue	36.3%	30.0%			35.5%	29.2%

The growth in network access expenses in the three and six months ended June 30, 2007 as compared to the same periods in 2006 was due, primarily, to increased usage of our virtual network with respect to our broadband services.  While network access costs for broadband access are higher than those for dial up, we expect that as broadband usage continues to increase we may be in a better position to negotiate lower rates for access to broadband networks. We expect network access expenses to continue to increase in absolute dollars and increase as a percentage of revenues as usage shifts from higher margin dial to lower margin broadband.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, as well as outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
Network operations expenses	$8,783	$8,598	$185	2.2%	$16,981	$15,562	$1,419	9.1%
As a percent of revenue	18.5%	18.1%			18.0%	17.0%

Network operations expenses increased 2.2% for the three months ended June 30, 2007 as compared to the second quarter of 2006.  There were no fluctuations, offsetting or otherwise, significant enough to note.  As we expand our operations, we expect that our network operations expenses will increase in absolute dollars and remain relatively constant as a percentage of revenues.

The growth in network operations expenses in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was due primarily to approximately $774,000 in additional compensation and benefits expense due to increased headcount. The remainder of the increase was attributable to various expenses which, individually, are insignificant items. The increase as a percentage of revenues from the first six months of 2006 to the first six months of 2007 was due primarily to the expansion and support of our virtual network and increased headcount.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
Research and development expenses	$5,438	$6,163	$(725)	(11.8%)	$10,895	$11,694	$(799)	(6.8%)
As a percent of revenue	11.4%	13.0%			11.5%	12.8%

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily due to the restructuring plan completed in 2006.  The restructuring resulted in a $322,000 reduction in contractor expense and a $305,000 reduction in employee compensation and benefits costs due to approximately sixteen fewer employees.  The remaining portion of the decrease was due to individually insignificant items. We expect that our research and development expenses will remain relatively constant in absolute dollars and as a percentage of revenue.

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 resulted primarily from an $850,000 lower contractor expense due to cost control measures implemented in 2006.  This decrease was offset by individually insignificant items.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$13,868	$15,238	$(1,370)	(9.0%)	$27,294	$30,053	$(2,759)	(9.2%)
As a percent of revenue	29.1%	32.2%			28.9%	32.8%

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was due primarily to approximately $1.1 million decrease in compensation and benefits expenses due to decreased sales personnel resulting from the restructuring plan in 2006. The remaining portion of the decrease was due to individually insignificant items. We expect that sales and marketing expenses will remain relatively constant in absolute dollars and as a percentage of revenues.

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was due primarily to an approximately $1.7 million in decreased compensation and benefits expenses due to decreased sales personnel resulting from the restructuring plan in 2006.  Additionally, the decreased sales personnel resulted in a $717,000 reduction in travel costs. The remaining portion of the decrease was due to individually insignificant items.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except percentages)
General and administrative expenses	$5,059	$6,212	$(1,143)	(18.4%)	$10,818	$12,074	$(1,229)	(10.2%)
As a percent of revenue	10.6%	13.1%			11.4%	13.2%

General and administrative expenses decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decrease was primarily driven by a reduction of bad debt expense of approximately $941,000. The remaining decrease is due to various individually insignificant items. We expect that in future periods our general and administrative expenses will increase in absolute dollars and increase as a percentage of revenues.

General and administrative expenses decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease was primarily driven by a reduction of bad debt expense of approximately $812,000 and reduction in consultant and contractor expense of $285,000 resulting from cost control measures implemented in 2006. The decrease is offset by various individually insignificant items.

Restructuring Charges

In June and September 2006, we recorded restructuring charges totaling approximately $1.7 million related to the workforce reduction of 58 iPass employees, across all functions. In November 2006, we recorded an additional restructuring charge of $3.0 million related to excess iPass facilities. The severance costs were recorded pursuant to Statement of Financial Accounting Standard ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43 and the excess facility costs were recorded pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146).

By June 2007, we finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations, we adjusted the accrual for the difference between initial estimates of severance liability and the final payments ultimately made.  This adjustment of approximately $179,000 was credited to the restructuring expense in the second quarter of 2007.  SFAS No. 146 requires that liabilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. The increase from 2006 to 2007 was driven by the amortization of intangible assets acquired in the first quarter of 2006 as a result of the acquisition of GoRemote.

Non-Operating Expenses

Interest Income

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $851,000 and $863,000 for the three months ended June 30, 2007 and 2006, respectively. Interest income remained relatively flat primarily due to a decreased investment balance due to funds used for stock repurchases over the past year and the acquisition of GoRemote in the first quarter of 2006; this was partially offset by an increase in the rate of return on our investments. Interest and other income decreased from $2.0 million to $1.6 million for the six months ended June 30, 2007 and 2006, respectively, due primarily to funds used for stock repurchases over the past year and the acquisition of GoRemote in the first quarter of 2006 partially offset by an increase in the rate of return on our investments.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $541,000 and $2.6 million for the three and six months ended June 30, 2007, respectively, compared to a benefit of $2.2 million and $2.9 million for the three and six months ended June 30, 2006, respectively. The decrease in benefit from income taxes is due to a decrease in the loss before income taxes for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

The effective tax rate was (19)% and (52)% for the three months ended June 30, 2007 and 2006, respectively, and (49)% and (54)% for the six months ended June 30, 2007 and 2006, respectively.  The decrease in the effective tax rate for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to an increase in the projected fiscal 2007 loss before taxes as well as a shift from a tax-exempt to taxable investment portfolio.

Liquidity and Capital Resources

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2007, compared to net cash used in operating activities of $1.2 million for the six months ended June 30, 2006. The increase in cash used is primarily due to an increase in deferred tax assets resulting from net losses and increases in deferred installation costs for new fixed broadband customers.

Net cash provided by investing activities was $37.7 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $19.5 for the six months ended June 30, 2006.  The change is primarily due to the purchase of GoRemote in 2006, which net of cash acquired was $77.7 million offset by a decrease in net maturities of short-term investments of $19.5 million.

Net cash used in financing activities for the six months ended June, 2006 was $10.4 million, as compared to $1.2 million of cash used in financing activities for the six months ended June 30, 2006.  The increase in net cash used in financing activities is primarily due to the repurchase of approximately 2.2 million shares for $12.1 million in the first six months of 2007 versus the repurchase of 953,000 shares for $6.0 million in the same period of the prior year.

As of June 30, 2007, our principal source of liquidity was $81.0 million of cash, cash equivalents and short-term investments.

Commitments

We have signed contracts with certain network service providers under which we have minimum purchase commitments that expire on various dates through April 2010.  In connection with a mobile data provider contract signed in August 2007, we agreed to significant annual usage minimum commitments over the term of three years.  The additional commitments are reflected in the future minimum purchase commitments table below.

Future minimum purchase commitments under these agreements as of June 30, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$1,583
2008	7,215
2009	13,431
2010	16,011
2011	1,472
$39,712

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of June 30, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$3,769
2008	6,541
2009	6,172
2010	4,303
2011	3,305
2012 and thereafter	8,238
$32,328

At June 30, 2007, we had no material commitments for capital expenditures.

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

FACTORS AFFECTING OPERATING RESULTS

Set forth below and elsewhere in this report are risks and uncertainties thatcould cause actual results to differ materially from the results contemplatedby the forward-looking statements contained in this report.

Risks Relating to Our Business

If we are unable to meet the challenges posed by broadband access, our ability to grow our business will be impaired.

We have generated the large majority of our revenues to date from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In particular, for the first six months of 2007 we derived $38.7 million, or 41%, of our total revenues from our traditional dial-up business. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi and other wireless technologies, including 3G, become more broadly used. In 2006, our revenue derived from the use of narrowband connectivity decreased 8% as compared to 2004. A substantial portion of the growth of our business will depend in part upon our ability to expand the broadband elements of our virtual network. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

Many of our competitors offer additional services that we do not, whichenables them to compete favorably against us. Some of our competitors provide services that we do not, such as local exchange and long distance services, voicemail and digital subscriber line, or DSL, services. Potential customers that desire these services on a bundled basis may choose to obtain remote access and policy management services from the competitor that provides these additional services.

Our potential customers may have other business relationships with ourcompetitors and consider those relationships when deciding between our servicesand those of our competitors. Many of our competitors are large facilities-based carriers that purchase substantial amounts of products and services, or provide other services or goods unrelated to remote access services. As a result, if a potential customer is also a supplier to one of our large competitors, or purchases unrelated services or goods from our competitor, the potential customer may be motivated to purchase its remote access services from our competitor in order to maintain or enhance its business relationship with that competitor.

If our security measures are breached and unauthorized access is obtained to acustomer’s internal network, our virtual network may be perceived as not being secure and enterprises may curtail or stop using our services.

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

There are approximately 22 countries in which we provide dial-up access onlyt hrough Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.

In approximately 22 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the six months ended June 30, 2007 and years ended December 31, 2006, 2004 and 2003. If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2008, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2008. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

We generate a substantial portion of our revenues from business conducted internationally. Revenues from customers domiciled outside of the United States were 40% of our revenues for the first six months of 2006, of which approximately 28% and 11% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions. In 2006, revenues from customers domiciled outside of the United States were 45% of our total revenues, of which approximately 29% and 12% were generated in our EMEA and Asia Pacific regions, respectively. In 2004, revenues from customers domiciled outside of the United States were 41% of our total revenues, of which approximately 24% and 13% were generated in our EMEA and Asia Pacific regions, respectively. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in June 2004, we announced that we would not meet market expectations regarding our financial performance in the second quarter, and our stock price declined. Beginning on January 14, 2006, three purported class action complaints, which were subsequently consolidated, were filed against iPass and certain of our executive officers, purportedly on behalf of a class of investors who purchased iPass stock between April 22, 2004 and June 30, 2004. The complaints allege claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. In addition, in March and April of 2006, two stockholders purporting to act on our behalf filed lawsuits against our directors and certain officers. iPass was also named as a nominal defendant solely in a derivative capacity. The derivative action, which has been consolidated, is based on the same factual allegations and circumstances as the purported securities class actions and alleges state law claims as well. These actions are described in Part II, Item 1 of this Quarterly Report on Form 10-Q. If our stock price declines substantially in the future, we may be the target of similar litigation. The current, and any future, securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

If licenses to third party technologies, including our license with RSASecurity, do not continue to be available to us at a reasonable cost, or atall, our business and operations may be adversely affected.

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

If we are not able to support the realizability and take advantage of our deferred tax assets, we will be required to book a full or partial valuation allowance against our deferred tax assets resulting in a  significant tax charge in our statement of operations.

Under Statement of Financial Accounting Standards No. 109, a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carry forwards for regular tax purposes.  Statement 109 also requires recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized.  The valuation allowance should represent the amount of the deferred tax asset that more likely than not will not be realized.  If, only, a portion of a deferred tax asset is expected to be realized; a valuation allowance should be established for the portion that is not expected to be realized.  After reducing the deferred tax asset by the valuation allowance, the remaining amount represents the tax benefits that more likely than not will be realized.

We believe, based on the positive evidence outweighing the negative evidence, that it is more likely than not that we will realize all of our net deferred tax assets recorded on the balance sheet prior to expiration of the associated tax benefits.   If we are unable to conclude that we are more likely than not, able to take advantage of the deferred tax assets we will be required to book a valuation allowance against these assets effecting our results of operations.

New accounting pronouncements may impact our future financial position andresults of operations.

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

    In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — aninterpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is applicable for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and the implementation did not result in any change to our liability for unrecognized tax benefits..

Risks Relating to Our Industry

Security concerns may delay the widespread adoption of the Internet forenterprise communications, or limit usage of Internet-based services, which would reduce demand for our products and services.

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

Financial, political or economic conditions could adversely affect ourrevenues.

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
Interest Rate Sensitivity

As of June 30, 2007, we had cash, cash equivalents, and short-term investments totaling $81.0 million, as compared to $99.2 million as of December 31, 2006 which decreased primarily due to cash outlays to repurchase shares of our outstanding common stock. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

The following compares the principal amounts of short-term investments by expected maturity as of June 30, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of June 30, 2007
	2007	2008	2009	Total Cost Value	Total Fair Value
U.S. Government agencies	$8,685	$10,450	$—	$19,713	$19,627
Auction rate and money market securities	22,522	—	—	22,165	22,620
Total	$31,207	$10,450	$—	$41,878	$41,345

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2006 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of December 31, 2006
	2007	2008	2009	Total Cost Value	Total Fair Value
U.S. Government agencies	$32,205	$23,990	$1,770	$58,818	$58,656
Auction rate and money market securities	25,100	—	—	25,051	25,052
Total	$57,305	$23,990	$1,770	$83,869	$83,708

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

Item 4. Controls and Procedures

Limitations of Disclosure Controls and Procedures and Internal Control OverFinancial Reporting

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

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. (“Carlson”) alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.   On July 23, 2007, Carlson filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.     Carlson had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   iPass must file a response to Carlson’s claim on or about August 14, 2007.  No loss has been accrued as a loss is not probable or estimable as of June 30, 2007.

In 2001, GoRemote and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771. In the amended complaint, the plaintiffs allege that GoRemote, certain of its officers and directors and the underwriters of its initial public offering violated section 11 of the Securities Act of 1933 based on allegations that GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, GoRemote and its underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s and 2000 (the “IPO Lawsuits”).

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim. In June 2004, GoRemote and almost all of the other companies executed a settlement agreement with the plaintiffs. In August 2005, the court certified the settlement classes and granted preliminary approval of the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases." Thereafter, the district court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not be finally approved. Plaintiffs have until mid-August in which to file amended complaints against GoRemote and such other aforementioned public companies.

In addition, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock. A total of $5.0 million of stock was repurchased in the second quarter of 2006, leaving approximately $1.8 million that may be used for future repurchases, as set forth in the table below:

(In thousands, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced rogram	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
April 1, 2007 to April 30, 2007	152,672	$5.17	4,465,319	$6,000
May 1, 2007 to May 31, 2007	275,000	5.25	4,740,319	4,556
June 1, 2007 to June 30, 2007	515,800	5.44	5,256,119	1,751
Total	943,472	$5.34	5,256,119	$1,751

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 7, 2007 in Redwood Shores, California. At the meeting, the following three proposals were voted on and approved as follows:

Proposal I

The following persons were elected as directors to serve for a three-year term:

	Total Votes “For” Each Director	Total Votes “Withheld” from Each Director
Michael J. McConnell	56,262,320	1,879,356
Peter G. Bodine	53,747,842	4,393,834
Arthur C. Patterson	53,748,048	4,413,628

The following directors’ terms of office continued after the annual meeting: Kenneth D. Denman, A. Gary Ames, John D. Beletic, Allan R. Spies, Olof Pripp and Peter C. Clapman.

Proposal II

The stockholders also ratified the selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007, as follows:

For	Against	Abstain
57,716,821	339,580	85,275

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (4)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	2003 Non-Employee Director Plan, as amended (3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Filed as Appendix A to iPass’ Proxy Statement (Commission No. 000-50327), filed April 26, 2006, and incorporated herein by reference.

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

iPass Inc.

Date: August 9, 2007	By:	/s/ FRANK E. VERDECANNA
Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (4)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	2003 Non-Employee Director Plan, as amended (3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)	Filed as Appendix A to iPass’ Proxy Statement (Commission No. 000-50327), filed MApril 26, 2006, and incorporated herein by reference.

(4)
Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2005, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.