Form 10-Q
period 2007-09-30
IPASS INC
filed 2007-11-08
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2007 was 62,404,365.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,307	$15,492
Short-term investments	35,147	83,708
Accounts receivable, net of allowance for doubtful accounts of $2,692 and $3,282, respectively	37,232	28,579
Prepaid expenses and other current assets	8,486	6,341
Short-term deferred income tax assets	9,283	8,070
Total current assets	129,455	142,190
Property and equipment, net	10,850	10,519
Other assets	5,104	3,344
Long-term deferred income tax assets	14,952	14,952
Acquired intangible assets, net	10,555	13,705
Goodwill	78,757	78,757
Total assets	$249,673	$263,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,134	$14,830
Accrued liabilities	11,813	16,482
Deferred revenue — short-term	6,820	5,411
Total current liabilities	35,767	36,723
Deferred revenue — long-term	915	1,468
Other long-term liabilities	1,240	1,969
Total liabilities	37,922	40,160
Stockholders’ equity:
Common stock	62	63
Additional paid-in capital	242,007	249,800
Accumulated other comprehensive loss	(8)	(98)
Accumulated deficit	(30,310)	(26,458)
Total stockholders’ equity	211,751	223,307
Total liabilities and stockholders’ equity	$249,673	$263,467

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$47,736	$45,900	$142,221	$137,554
Operating expenses (1):
Network access	17,396	14,622	50,939	41,384
Network operations	8,686	8,483	25,667	24,045
Research and development	5,589	5,461	16,484	17,155
Sales and marketing	12,316	14,684	39,610	44,737
General and administrative	5,395	5,754	16,213	17,828
Restructuring charges	13	541	(139)	1,576
Amortization of intangibles	1,050	1,050	3,150	2,921
Total operating expenses	50,445	50,595	151,924	149,646
Operating loss	(2,709)	(4,695)	(9,703)	(12,092)
Interest income	772	825	2,372	2,815
Loss before income taxes	(1,937)	(3,870)	(7,331)	(9,277)
Benefit from income taxes	(856)	(1,661)	(3,479)	(4,602)
Net loss before cumulative effect of change in accounting principle	$(1,081)	$(2,209)	$(3,852)	$(4,675)
Cumulative effect of change in accounting principle, net of zero tax effect	—	—	—	(347)
Net loss	$(1,081)	$(2,209)	$(3,852)	$(4,328)
Net loss per share before cumulative effect of change in accounting principle:	$(0.02)	$(0.03)	$(0.06)	$(0.07)
Per share effect of cumulative change in accounting principle:	$—	$—	$—	$(0.00)
Net loss per share:	$(0.02)	$(0.03)	$(0.06)	$(0.07)
Number of shares used in per share calculations:	63,202,356	64,545,003	63,348,342	64,781,704

____________
(1)Stock-based compensation is included in the following expense line items:
Network operations	$224	$283	$617	$792
Research and development	241	300	842	949
Sales and marketing	326	484	1,095	1,743
General and administrative	492	527	1,693	1,328

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,852)	$(4,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock-based compensation for employees	4,247	4,812
Amortization of acquired intangibles	3,150	2,921
Depreciation, amortization and accretion	3,368	4,515
Deferred income tax	(1,269)	(4,245)
Loss on disposal of property and equipment	69	—
Provision for (recovery of) doubtful accounts	(84)	615
Cumulative affect of change in accounting principle	—	(347)
Realized loss on investments, net	42	—
Changes in operating assets and liabilities:
Accounts receivable	(8,569)	154
Prepaid expenses and other current assets	(2,145)	(683)
Other assets	(290)	(1,187)
Accounts payable	2,304	(33)
Accrued liabilities	(6,026)	(3,093)
Deferred Revenue	857	3,340
Net cash provided by (used in) operating activities	(8,198)	2,441
Cash flows from investing activities:
Purchases of short-term investments	(346,740)	(122,203)
Maturities of short-term investments	396,083	188,790
Cash used in acquisitions, net of cash acquired	—	(77,960)
Purchases of property and equipment	(3,819)	(4,139)
Restricted cash pledged for letter of credit	(1,470)
Net cash provided by (used in) investing activities	44,054	(15,512)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,760	5,835
Cash used in repurchase of common stock	(13,801)	(9,976)
Excess tax benefit from employee stock option plans	—	44
Net cash used in financing activities	(12,041)	(4,097)
Net decrease in cash and cash equivalents	23,815	(17,168)
Cash and cash equivalents at beginning of period	15,492	37,829
Cash and cash equivalents at end of period	$39,307	$20,661

Non-cash investing activities:
Leasehold improvements paid by landlord	627	—

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying financial data has been prepared by iPass Inc. (the “Company”),, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

On February 15, 2006, the Company acquired GoRemote Internet Communications, Inc. (“GoRemote”). The effects of this transaction as well as the results of operations of GoRemote from February 15, 2006 through September 30, 2007 are included in our results of operations.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

Certain cash flows related to the amortization of premium on available for sale securities have been reclassified between net cash provided by operating activities and net cash used in investing activities for the nine months ended September 30, 2006.  The reclassifications are as follows (in thousands):

	As previously reported	Reclassification	As reported
Consolidated Statement of Cash Flows
Depreciation and amortization	$3,975	$540	$4,515
Change in prepaid expenses and other current assets	(1,019)	336	(683)
Net cash used in operating activities	1,565	876	2,441
Maturities of short term investments	189,666	(876)	188,790
Net cash provided by investing activities	(14,636)	(876)	(15,512)

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 of its audited Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in the Annual Report on Form 10-K. There have been no significant changes to these accounting policies.

Recent Accounting Pronouncements

With the exception of the Financial Accounting Standards Board statement defined below, there have been no significant changes in recent accounting pronouncements during the nine months ended September 30, 2007 as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Note 3. Business Combinations

On February 15, 2006, the Company completed its acquisition of GoRemote, a publicly-traded company headquartered in Milpitas, California that provided secure managed virtual business network services. The Company expanded its product offering to its customers by offering GoRemote’s managed broadband services for branch offices and teleworkers. The Company acquired 100% of the outstanding shares of GoRemote paying approximately $78.9 million in cash, to acquire approximately 43.3 million shares of common stock for $1.71 per share and approximately 541,631 shares of Series A preferred stock for $3.37 per share. The purchase price included approximately $3.1 million in direct transaction costs including legal and valuation fees. In addition, iPass assumed outstanding options to acquire approximately 8.3 million shares of GoRemote common stock, and converted those into options to acquire approximately 1.7 million shares of iPass common stock, which had a gross fair value of $7.8 million.

The results of operations of GoRemote are included in the Company’s Condensed Consolidated Statement of Operations beginning February 15, 2006, the date of the transaction closing. The following table summarizes the allocation of the purchase price based on the fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash consideration for common and preferred stock	$75,806
Fair value of vested options assumed	5,826
Direct transaction costs	3,097
Total purchase price	$84,729

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

The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the three and nine months ended September 30, 2006 as if the acquisition had been consummated as of January 1, 2006. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total revenue	$45,900	$142,577
Net loss	$(2,209)	$(9,016)
Net loss per share:
Basic and diluted	$(0.03)	$(0.14)
Number of shares used in per share calculations:
Basic and diluted	64,545,003	64,781,704

Note 4. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2006 Balance	Amortization	September 30, 2007 Balance
Goodwill	$78,757	$—	$78,757
Intangibles:
Existing technology	4,361	(1,209)	3,152
Patent/Core technology	1,564	(422)	1,142
Maintenance agreements and certain relationships	256	(50)	206
Customer relationships	6,476	(1,254)	5,223
Supplier contracts	742	(178)	564
Internally developed software	306	(37)	268
	$92,462	$(3,150)	$89,312

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Intangibles:
Existing technology	$(403)	$(403)	$(1,209)	$(1,209)
Patent/Core technology	(141)	(141)	(422)	(422)
Maintenance agreements and certain relationships	(17)	(17)	(50)	(50)
Customer relationships	(418)	(418)	(1,254)	(1,060)
Supplier contracts	(58)	(58)	(178)	(148)
Internally developed software	(13)	(13)	(37)	(32)
	$(1,050)	$(1,050)	$(3,150)	$(2,921)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(4,748)	$3,152
Patent/Core technology	4-8 yrs	2,800	(1,658)	1,142
Maintenance agreements and certain relationships	5 yrs	400	(194)	206
Customer relationships	4-7 yrs	8,100	(2,878)	5,222
Supplier contracts	4 yrs	950	(386)	564
Internally developed software	7 yrs	350	(81)	269
		$20,500	$(9,945)	$10,555

	December 31, 2006
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,539)	$4,361
Patent/Core technology	4-8 yrs	2,800	(1,236)	1,564
Maintenance agreements and certain relationships	5 yrs	400	(144)	256
Customer relationships	4-7 yrs	8,100	(1,624)	6,476
Supplier contracts	4 yrs	950	(208)	742
Internally developed software	7 yrs	350	(44)	306
		$20,500	$(6,795)	$13,705

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2007	$1,050
2008	3,901
2009	2,401
2010	1,241
2011	1,021
2012 and thereafter	941
$10,555

Note 5. Accrued Restructuring and Acquisition Integration Plans

In June and September 2006, the Company recorded a restructuring charge totaling approximately $1.6 million related to the workforce reduction of 58 iPass employees, across all functions. In November 2006, the Company recorded an additional restructuring charge of $3.0 million related to excess iPass facilities. The severance costs were recorded pursuant to Statement of Financial Accounting Standard ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43 and the excess facility costs were recorded pursuant to  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146").

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

The following is a summary of restructuring activities for the nine months ended September 30, 2007 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2006	$3,045	$403	$3,448
Payments	(1,091)	(224)	(1,315)
Adjustments	-	(179)	(179)
Net book value accretion	40	-	40
Balance as of September 30, 2007	$1,994	$-	$1,994

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs are expected to be fully paid by the second quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the nine months ended September 30, 2007 (in thousands):

Excess Facility Costs
Balance as of December 31, 2006	$817
Payments	(555)
Balance as of September 30, 2007	$262

As of September 30, 2007, $1.0 million of the restructuring liability is classified in accrued liabilities and the remaining $1.2 million in long-term liabilities based on the expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

Note 6. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN48 did not require a change in the Company’s liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of the date of adoption was $3.6 million.  If any of these tax benefits that are unrecognized should become recognizable at a future time, it would result in a change in the Company’s annual effective tax rate.  The Company recognizes accrued interest related to unrecognized tax benefits in the tax provision.  As of adoption of FIN 48 on January 1, 2007, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $204,000.

The Company is currently under examination by the State of California, which is challenging various tax issues for the years 2002 - 2005.  Management has reviewed proposed adjustments and recorded reserves for the estimated liability related to these tax issues. As of September 30, 2007, the Company has reached a tentative settlement with the State of California.  Upon effective settlement there could be a change in the total amount of unrecognized tax benefits of up to $1.5 million which, upon release, would increase net income.  The Company anticipates that this matter will be settled with the State of California before December 31, 2007.

The Company is subject to taxation in the United States and various other foreign jurisdictions. Generally, the Company does not expect to be subject to examination in any jurisdiction for tax years prior to 2000 due to statutes of limitation.  The jurisdictions in which the Company has material operations that are subject to examination by tax authorities include India, the United Kingdom and the United States.  As of September 30, 2007, the Company is under examination in the State of California, as discussed above, as well as in India for tax year 2005.  The Company does not believe the examination in India will result in a material payment based on the tentative settlement.  The Company is also subject to examination in the UK for tax year 2006 and does not believe it will result in a material payment though the audit has not yet commenced.

Note 7. Stock Repurchase Program

In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of the repurchases depended upon market conditions and other corporate considerations.

In July 2007, the Company completed the repurchase program and retired a total of approximately 5.6 million shares of common stock for an aggregate purchase price of $30.0 million.  In the nine months ended September 30, 2007, the Company repurchased and retired approximately 2.6 million shares for an aggregate purchase price of $13.8 million.

Note 8. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net income and unrealized losses on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(1,081)	$(2,209)	$(3,852)	$(4,328)
Comprehensive loss:
Net change in accumulated unrealized gain on available-for- sale securities	43	203	90	201
Total comprehensive loss	$(1,038)	$(2,006)	$(3,762)	$(4,127)

Note 9. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting operating segments, products and services, geographic areas, and major customers by business entities. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief executive officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements. Therefore, the Company has determined that it operates in a single reportable segment.

No individual customer represented 10% or more of total revenues for the three or nine months ended September 30, 2007 or 2006. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 11% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 10% and 12% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.

Note 10. Commitments

The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through December 2010.  In connection with a mobile data provider contract signed in August 2007, the Company agreed to significant annual usage minimum commitments over the term of three years.  The additional commitments are reflected in the future minimum purchase commitments table below.

Future minimum purchase commitments under these agreements as of September 30, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$865
2008	7,363
2009	13,224
2010	15,924
2011	1,472
$38,848

The Company leases facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of September 30, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$1,929
2008	7,081
2009	6,392
2010	4,300
2011	3,301
2012 and thereafter	8,358
$32,328

At September 30, 2007, the Company had no material commitments for capital expenditures.

Note 11. Legal Contingencies

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.  Blue Waters has alleged damages of approximately $9 million.  On July 23, 2007, Carlson Companies filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.  Carlson Companies had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson Companies entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   On August 14, iPass filed a response to Carlson’s claim denying any liability to Carlson.   The Court has ordered the parties to participate in mediation and conclude such mediation by July 1, 2008.  The Court has scheduled a trial on the issues for August 11, 2008. No loss has been accrued as a loss is not probable or estimable as of September 30, 2007.

In 2001, GoRemote Internet Communications, Inc. (formerly known as GRIC Communications, Inc., hereinafter, "GoRemote") and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771. In the amended complaint, the plaintiffs allege that GoRemote, certain of its officers and directors and the underwriters of its initial public offering ("IPO") violated section 11 of the Securities Act of 1933 based on allegations that GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Lawsuits").

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In August 2005, the court certified the settlement classes and granted preliminary approval of the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, however, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the settlement as originally negotiated will not be finally approved.  Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  In September 2007, GoRemote's named officers and directors extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  Issuers have until November 9, 2007 in which to move to dismiss the amended complaints filed in the focus cases.  No loss has been accrued as a loss is not probable or estimable as of September 30, 2007.

Note 12. Subsequent Event

On November 2, 2007, the Company committed to the restructuring of its sales, marketing, research and development and operations departments to improve operational efficiencies and align the Company’s cost structure with the changing business conditions.   The restructuring plan includes the termination of 25 sales and marketing employees and 45 operations and research and development employees. The charges associated with the plan of termination will range between $3.2 million and $3.7 million. The Company expects to pay between $2.4 million and $2.9 million in the fourth quarter 2007.

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

Overview of the three and nine months ended September 30, 2007

Our overall revenues increased slightly for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.  The increase was driven primarily by the addition of new customers.  Revenues from broadband, software and services fees increased $10.8 million and $33.6 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year.  These increases were partially offset by $9.0 million and $28.9 million decline in dial-up revenue for the three and nine months ended September 30, 2007, respectively.

We ended the quarter with approximately 81,000 Wi-Fi and wired hotspots worldwide.  Our footprint enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2007 over 2006.

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

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill the majority of our customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per user per month. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. We recognize the difference between the minimum commitment and actual usage as fee revenue once the cash for the fee has been collected. Our usage-based revenues represented 74% and 78% of our revenues for the three months ended September 30, 2007 and 2006, respectively, and 75% and 80% for the nine months ended September 30, 2007 and 2006, respectively.

We have incurred expenses over the past three years to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 41% and 25% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 37% and 19% for the nine months ended September 30, 2007 and 2006, respectively.

We provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.  We recognize revenues for deployment services, ratably over the life of the estimated customer relationship.  We recognize revenues for technical support ratably over the term of the contract.  We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 26% and 22% of our revenues for the three months ended September 30, 2007 and 2006, respectively, and 25% and 20% for the nine months ended September 30, 2007 and 2006, respectively.

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

In the first quarter of 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  We have updated our accounting for income taxes policy as described below.  Otherwise, there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2007 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

When we assess the likelihood that we will be able to recover our deferred tax assets, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If recovery is not likely, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at September 30, 2007 included cumulative taxable income during the last three years and a projection of future income limited to three years. However, the Company had a net loss in fiscal year 2006 and anticipates a net loss for fiscal year 2007.  If the net loss in 2007 results in a cumulative net loss for the three years ended December 31, 2007, the Company would have to evaluate the existing deferred tax asset for impairment and might have to reestablish the valuation allowance for the entire amount.

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
Total Revenue	$47,736	$45,900	$142,221	$137,554
Change, period over period	$1,836		$4,667
Percentage change, period over period	4.0%		3.4%

Total revenue increased in the three and nine months ended September 30, 2007, as compared to the same periods in 2006, due to the addition of new customers signed over the last year and the increase in existing customers’ mobile broadband usage.  This was partially offset by a continued decline in dialup revenues as customers migrated from dialup to broadband as the preferred method of connecting to their corporate networks.  A breakdown of revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
Broadband	$19,632	$11,279	$52,944	$26,684
Percentage of total revenue	41.1%	24.6%	37.2%	19.4%
Change, period over period	$8,353		$26,260
Percentage change, period over period	74.1%		98.4%

Dial Up	$15,719	$24,720	$54,419	$83,319
Percentage of total revenue	32.9%	53.9%	38.3%	60.6%
Change, period over period	$(9,001)		$(28,900)
Percentage change, period over period	(36.4%)		(34.7%)

Software and Services Fees	$12,385	$9,901	$34,858	$27,551
Percentage of total revenue	25.9%	21.6%	24.5%	20.0%
Change, period over period	$2,484		$7,307
Percentage change, period over period	25.1%		26.5%

No individual customer accounted for 10% or more of total revenues for the three or nine months ended September 30, 2007 and 2006.  International revenues accounted for approximately 37% and 39% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 36% and 41% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 26% and 26% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 25% and 27% of our revenues for the nine months ended September 30, 2007 and 2006, respectively. Revenues in the Asia Pacific region represented 8% and 10% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 8% and 11% of total revenues for the nine months ended September 30, 2007 and 2006. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 11% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 10% and 12% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or time-based, that we pay to our network service providers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
Network access expenses	$17,396	$14,622	$50,939	$41,384
As a percentage of revenue	36.4%	31.9%	35.8%	30.1%
Change, period over period	$2,774		$9,555
Percentage change, period over period	19.0%		23.1%

The growth in network access expenses in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was due, primarily, to increased usage of our virtual network with respect to our broadband services.  While network access costs for broadband access are higher than those for dial up, we expect that as broadband usage continues to increase we may be in a better position to negotiate lower rates for access to broadband networks.

We expect network access expenses to continue to increase in absolute dollars and increase slightly as a percentage of revenues as usage shifts from higher margin dial to lower margin broadband.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
Network operations expenses	$8,686	$8,483	$25,667	$24,045
As a percentage of revenue	18.2%	18.5%	18.0%	17.5%
Change, period over period	$203		$1,622
Percentage change, period over period	2.4%		6.7%

Network operations expenses increased only slightly for the three months ended September 30, 2007 as compared to the third quarter of 2006.  There were no fluctuations, offsetting or otherwise, significant enough to note.

The growth in network operations expenses in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was related primarily to approximately $717,000 in additional compensation and benefits expense due to increased headcount.  An expansion of our fixed broadband customer support operations contributed an additional $421,000 increase in expenses for outside contractors.  The remainder of the increase was attributable to various expenses which, individually, are insignificant items.

We expect that our network operations expenses will remain relatively constant in absolute dollars and decrease slightly as a percentage of revenues.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
Research and development expenses	$5,589	$5,461	$16,484	$17,155
As a percentage of revenue	11.7%	11.9%	11.6%	12.5%
Change, period over period	$128		$(671)
Percentage change, period over period	2.3%		(3.9%)

Research and development expenses increased only slightly for the three months ended September 30, 2007 as compared to the third quarter of 2006.  There were no fluctuations, offsetting or otherwise, significant enough to note.

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 resulted primarily from an $808,000 decrease in contractor expense due to cost control measures implemented in 2006.  This decrease was offset by various expenses which, individually, are insignificant items.

We expect that our research and development expenses will decrease in absolute dollars and as a percentage of revenue as a result of our restructuring announced in November 2007.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
Sales and marketing expenses	$12,316	$14,684	$39,610	$44,737
As a percentage of revenue	25.8%	32.0%	27.9%	32.5%
Change, period over period	$(2,368)		$(5,127)
Percentage change, period over period	(16.1%)		(11.5%)

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to an approximately $1.7 million decrease in commission, compensation and benefits expenses due to decreased sales personnel resulting from our restructuring plan in 2006. The remaining portion of the decrease was due to individually insignificant items.

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was due primarily to approximately $1.5 million in decreased compensation and benefits expenses due to decreased sales personnel resulting from the restructuring plan in 2006.  The decreased sales personnel resulted in an additional $1.0 million reduction in travel costs and $600,000 reduction in stock-based compensation expense.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by $900,000.  The remaining portion of the decrease was due to individually insignificant items.

We expect that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues as a result of our restructuring announced in November 2007.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except percentages)
General and administrative expenses	$5,395	$5,754	$16,213	$17,828
As a percentage of revenue	11.3%	12.5%	11.4%	13.0%
Change, period over period	$(359)		$(1,615)
Percentage change, period over period	(6.2%)		(9.1%)

The decrease in general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily driven by a reduction of rent expense of approximately $395,000 due to facilities abandoned as part of our restructuring activities in 2006.  This decrease is offset in part by various individually insignificant items.

The decrease in general and administrative expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily driven by a reduction of rent expense of approximately $1.0 million due to facilities abandoned as part of our restructuring activities in 2006 and reduction of bad debt expense of approximately $699,000.  The decrease is offset in part by various individually insignificant items.

We expect that general and administrative expenses will remain relatively constant in absolute dollars and decrease slightly as a percentage of revenues.

Restructuring Charges

In June and September 2006, we recorded restructuring charges totaling approximately $1.6 million related to the workforce reduction of 58 iPass employees, across all functions.  In November 2006, we recorded an additional restructuring charge of $3.0 million related to excess iPass facilities. The severance costs were recorded pursuant to Statement of Financial Accounting Standard ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43 and the excess facility costs were recorded pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146).

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

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million for each of the three months ended September 30, 2007 and 2006, respectively, and $3.2 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase from 2006 to 2007 was driven by the amortization of intangible assets acquired in the first quarter of 2006 as a result of the acquisition of GoRemote.

Non-Operating Expenses

Interest Income

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income was $772,000 and $825,000 for the three months ended September 30, 2007 and 2006, respectively and $2.4 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. Interest declined primarily due to a decreased investment balance due to funds used for stock repurchases over the past year which was partially offset by an increase in the rate of return on our investments.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $856,000 and $3.5 million for the three and nine months ended September 30, 2007, respectively, compared to a benefit of $1.7 million and $4.6 million for the three and nine months ended September 30, 2006, respectively. The decrease in benefit from income taxes is due to a decrease in the loss before income taxes for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

The effective tax rate was (44)% and (43)% for the three months ended September 30, 2007 and 2006, respectively, and (47)% and (50)% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in the effective tax rate benefit for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to an increase in the benefit from research credits.

Liquidity and Capital Resources

As of September 30, 2007, our principal source of liquidity was $74.5 million of cash, cash equivalents and short-term investments, compared to $99.2 million at December 31, 2006.

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $2.4 million for the nine months ended September 30, 2006. The cash used in operating activities in the first nine months of 2007 was primarily due to an increase in accounts receivable resulting from increased billings at the end of the quarter and lower than expected collections from customers.

Net cash provided by investing activities was $44.0 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $15.5 million for the nine months ended September 30, 2006.  The net cash provided by investing activities for the nine months ended September 30, 2007 is primarily due to the net maturities of our short term investments, offset to a small degree primarily due to the purchase of property and equipment of $3.8 million.

Net cash used in financing activities for the nine months ended September 30, 2007 was $12.0 million, as compared to $4.1 million of cash used in financing activities for the nine months ended September 30, 2006.  The net cash used in financing activities for the nine months ended September 30, 2007 is primarily due to the repurchase of approximately 2.6 million shares for $13.8 million.  Stock option exercises provided $1.8 million of cash for the first nine months of 2007.

Commitments

We have signed contracts with certain network service providers under which we have minimum purchase commitments that expire on various dates through December 2010.  In connection with a mobile data provider contract signed in August 2007, we agreed to significant annual usage minimum commitments over the term of three years.  The additional commitments are reflected in the future minimum purchase commitments table below.

Future minimum purchase commitments under these agreements as of September 30, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$865
2008	7,363
2009	13,224
2010	15,924
2011	1,472
$38,848

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of September 30, 2007 are as follows (in thousands):

Year ending December 31:
Remaining 2007	$1,929
2008	7,081
2009	6,392
2010	4,300
2011	3,301
2012 and thereafter	8,358
$32,328

At September 30, 2007, we had no material commitments for capital expenditures.

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

Risks Relating to Our Business

If we are unable to meet the challenges posed by broadband access, our ability to profitably grow our business will be impaired.

Historically, we have generated the large majority of our revenues from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has significantly declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi, Wi-Max and other wireless technologies, including 3G, become more broadly used. A substantial portion of the growth of our business has depended on, and will continue to depend, in part upon our ability to expand the broadband elements of our virtual network to address these new technologies. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

 If demand for broadband access continues to increase but we do not meet the challenges outlined above, our ability to grow our business may suffer.

If we do not deliver valuable services for smart-phones and other Internet-connected handheld devices our ability to profitably grow our business may be impaired.

A variety of smart-phone devices are available in the marketplace enabling individuals to, among other things, check email and access the Internet.  There are a number of competing operating systems in use on these smart-phones.  Most of these smart-phones are distributed by mobile operators to their customers for use over their 3G mobile data networks, and the mobile operators subsidize the purchase price of the devices in exchange for a commitment to a long-term service contract.

If the capabilities of smart-phones cause our users to stop using laptops while traveling, or to use them less often, then our operating results may be harmed.  Further, if we do not develop valuable services for these smart-phones in a timely fashion, these devices may access the internet and or be managed without our services, impairing our ability to grow profitably.

Our customers require a high degree of reliability in our services, and if we cannot meet their expectations, demand for our services will decline.

Any failure to provide reliable network access, uninterrupted operation of our network and software infrastructure, or a satisfactory experience for our customers and their mobile workers, whether or not caused by our own failure, could reduce demand for our services. If outages occur, or if we experience hardware or software problems, our business could be harmed.

We face strong competition in our market, which could make it difficult for us to succeed.

We compete primarily with facilities-based carriers as well as with other non-facilities-based network operators. Some of our competitors have substantially greater resources, larger customer bases, longer operating histories or greater name recognition than we have. Our device management services face additional competition from companies that provide security and policy-based services and software.  In addition, we face the following challenges:

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

Users may adopt free Wi-Fi networks for internet and corporate access.  Some venues such as cafes and hotels offer Wi-Fi internet access as a free amenity for their customers.  Use at these venues may replace iPass “for charge” sessions   and put downward pressure on flat rate prices iPass charges enterprises for its Wi-Fi remote access services.

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

We sell our services directly through our sales force and indirectly through our channel partners, which include network service providers, systems integrators and value added resellers. Our business model has changed to rely more on our channel partners.  Our business depends on the efforts and the success of these channel partners in marketing our services to their customers. Our own ability to promote our services directly to their customers is often limited. Many of our channel partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these channel partners may be reluctant to promote our services. If our channel partners fail to market our services effectively, our ability to grow our revenue would be reduced and our business will be impaired.

If enterprise connectivity demand does not continue to expand, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations.

The growth of our business is dependent, in part, upon the increased use of enterprise connectivity services and our ability to capture a higher proportion of this market. If the demand for enterprise connectivity services does not continue to grow, or grows in ways that do not use our services, then we may not be able to grow our business, maintain profitability or meet public market expectations. Increased usage of enterprise connectivity services depends on numerous factors, including:

•	the willingness of enterprises to make additional information technology expenditures;

•	the availability of security products necessary to ensure data privacy over the public networks;

•	the quality, cost and functionality of these services and competing services;

•	the increased adoption of wired and wireless broadband access methods; and

•	the proliferation of electronic devices such as handhelds and smartphones and related applications.

If we are unable to meet the challenges related to the market acceptance and provision of our device management services, our ability to grow the business may be harmed.

We expect that the growth of our business may depend in part upon whether our device management services will achieve and sustain expected levels of demand and market acceptance. If enterprises do not perceive the benefits of our device management services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which could significantly and adversely affect our growth. Key challenges that we face related to our provision of these services include the risk that we may encounter unexpected technical and other difficulties in developing our device management services which could delay or prevent the development of these services or certain features of these services; the risk that the rate of adoption by enterprises of network security software or integrated secure connectivity solutions will not be as we anticipate, which if slow would reduce or eliminate the purchase of these services; and the risk that security breaches may occur, notwithstanding the use of our device management services, by hackers that develop new methods of avoiding security software. If we do not adequately address these challenges, our growth and operating results may be negatively impacted.

There are approximately 24 countries in which we provide dial-up access only through Equant. The loss of Equant as a dial-up network service provider would substantially diminish our ability to deliver global network access.

In approximately 24 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 2% of our revenues for the nine months ended September 30, 2007 and years ended December 31, 2006, 2005 and 2004 If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2008, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2008. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

The telecommunications industry has experienced a decline, which has caused further consolidation among network service providers and which may impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry has experienced significant technological change and increased competition that have led to significant declines in network access pricing. In addition, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. As these conditions have continued, some of these service providers have consolidated and are working to consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. As this occurs, while we expect that we will still be able to maintain operations and provide enterprise connectivity services with a small number of network service providers, we would potentially not be able to provide sufficient redundant access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

If we fail to address evolving standards and technological changes in the enterprise connectivity and device management services industry, our business could be harmed.

The market for enterprise connectivity, devices (laptops, handhelds, smart-phones) and device management services is characterized by evolving industry standards and specifications and rapid technological change, including new access methods, devices, applications and operating systems. In developing and introducing our services, we have made, and will continue to make, assumptions with respect to which features, security standards, performance criteria, access methods, devices, applications and operating systems will be required or desired by enterprises and their mobile workers. If we implement technological changes or specifications that are different from those required or desired, or if we are unable to successfully integrate required or desired technological changes or specifications into our wired or wireless services, market acceptance of our services may be significantly reduced or delayed and our business could be harmed.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 40% of our revenues in 2006 and 36% of our revenues in the first nine months of 2007. Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Our business is characterized by a long sales cycle between the time a potential customer is contacted and a customer contract is signed. Once a customer contract is signed, if the contract is not a flat-rate contract there is typically an extended period before the customer’s end users actually begin to use our services, which is when we begin to realize revenues.  As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues.  Even if we enter into a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.

Completed or future acquisitions or investments could dilute the ownership of our existing stockholders, cause us to incur significant expenses or harm our operating results.

Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. For example, we completed the acquisitions of Safe3w, Inc. in September 2004, Mobile Automation, Inc. in October 2004 and GoRemote in February 2006. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders. In the case of completed or future acquisitions, we may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, such as GoRemote, or technologies effectively, our operating results could suffer. Completed acquisitions by us, such as the aforementioned Safe3w, Inc., Mobile Automation, Inc. and GoRemote transactions, or future acquisitions by us could also result in large and immediate write-offs or assumption of debt and contingent liabilities, either of which could harm our operating results.

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

If we are unable to effectively manage our India-based research and development operation, our business may be adversely impacted.  Much of our research and development activity occurs in India.  The remoteness of our India operation to corporate headquarters, as well as difficulty of acquiring and retaining talent in India, could impact our ability to release planned new products on time, which could adversely impact our business.

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

We believe, based on the positive evidence outweighing the negative evidence, including cumulative taxable income during the last three years and a projection of future income limited to three years, that it is more likely than not that we will realize all of our net deferred tax assets recorded on the balance sheet prior to expiration of the associated tax benefits.  However, we had a net loss in fiscal year 2006 and anticipate a net loss for fiscal year 2007.  If the net loss in 2007 results in a cumulative net loss for the three years ended December 31, 2007, we would have to evaluate the existing deferred tax asset for impairment and might have to reestablish the valuation allowance for the entire amount, which could negatively affect our results of operations.

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

Our revenues and profitability depend on the overall demand for enterprise connectivity services. The weakening of the global economy may lead to decreased trade and corporate spending on Internet infrastructure. In addition, in the past, terrorist attacks, including the attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. If there are further acts of terrorism, if hostilities involving the United States and other countries continue or escalate, or if other future financial, political, economic and other uncertainties or natural disasters arise, this could lead to a reduction in travel, including by business travelers who are substantial users of our services, and continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and financial results.

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

Interest Rate Sensitivity

As of September 30, 2007, we had cash, cash equivalents, and short-term investments totaling $74.5 million, as compared to $99.2 million as of December 31, 2006 which decreased primarily due to cash outlays to repurchase shares of our outstanding common stock. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

The following compares the principal amounts of short-term investments by expected maturity as of September 30, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of September 30, 2007
	2007	2008	2009	Total Cost Value	Total Fair Value
U.S. Government agencies	$3,900	$9,450	—	$13,517	$13,486
Money market securities	18,372	3,500	—	21,657	21,661
Total	$22,272	$12,950	$—	$35,174	$34,147

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2006 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of December 31, 2006
	2007	2008	2009	Total Cost Value	Total Fair Value
Government agencies	$32,205	$23,990	$1,770	$58,818	$58,656
Money market securities	25,100	—	—	25,051	25,052
Total	$57,305	$23,990	$1,770	$83,869	$83,708

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

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not Applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.  Blue Waters has alleged damages of approximately $9 million.  On July 23, 2007, Carlson Companies filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.  Carlson Companies had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson Companies entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   On August 14, iPass filed a response to Carlson’s claim denying any liability to Carlson.   The Court has ordered the parties to participate in mediation and conclude such mediation by July 1, 2008.  The Court has scheduled a trial on the issues for August 11, 2008. No loss has been accrued as a loss is not probable or estimable as of September 30, 2007.

In 2001, GoRemote Internet Communications, Inc. (formerly known as GRIC Communications, Inc., hereinafter, "GoRemote") and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771. In the amended complaint, the plaintiffs allege that GoRemote, certain of its officers and directors and the underwriters of its initial public offering ("IPO") violated section 11 of the Securities Act of 1933 based on allegations that GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Lawsuits").

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In August 2005, the court certified the settlement classes and granted preliminary approval of the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, however, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the settlement as originally negotiated will not be finally approved.  Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  In September 2007, GoRemote's named officers and directors extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  Issuers have until November 9, 2007 in which to move to dismiss the amended complaints filed in the focus cases.  No loss has been accrued as a loss is not probable or estimable as of September 30, 2007.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007 (the “Form 10-K”), under the caption “Risks Relating to our Business” have substantively changed, and are set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Related to Our Business” of this Quarterly Report on Form 10-Q.  In addition to updating each of the risk factors as a result in the changes in our business and events that have happened since the filing of the Form 10-K, we have added the following risk factors:

•         If we do not deliver valuable services for smart-phones and other Internet-connected handheld devices our ability to profitably grow our business may be impaired.

•         If we are unable to effectively manage our India-based research and development operation, our business may be adversely impacted.

•         If we are not able to support the realizability and take advantage of our deferred tax assets, we will be required to book a full or partial valuation allowance against our deferred tax assets resulting in a significant tax charge in our statement of operations.

The risk factors set forth in Part I, Item 1A of the Form 10-K under the caption “Risks Relating to our Industry” have not changed substantively, except that we have added the risk factor entitled “Financial, political or economic conditions could adversely affect our revenues” as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Related to Our Industry” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, iPass announced that its Board of Directors approved a two-year stock repurchase program which authorizes iPass to repurchase up to $30.0 million of its outstanding common stock. A total of $1.7 million of stock was repurchased in the third quarter of 2007, which completes the repurchase program.  A summary of the third quarter activity is set forth in the table below:

In thousands, except share and per share amounts	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
July 1, 2007 to July 31, 2007	314,262	$5.56	5,570,381	—
August 1, 2007 to August 31, 2007	—	$—	5,570,381	$—
September 1, 2007 to September 30, 2007	—	$—	5,570,381	$—
Total	314,262	$—	5,570,381	$—

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2006. (4)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	iPass Inc. Executive Corporate Transaction and Severance Benefit Plan, and participation therein (3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)
Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC August15, 2007, and incorporated herein by reference. Participation in the plan by executive officers is described in Item 5.02 of the Current Report on Form 8-K  and incorporated herein by reference.

(4)
Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2006, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 8, 2007	By:	/s/ Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2006. (4)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	iPass Inc. Executive Corporate Transaction and Severance Benefit Plan, and participation therein (3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1)	Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(3)
Filed as an exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC on August 15, 2007, and incorporated herein by reference. Participation in the plan by executive officers is described in Item 5.02 of the Current Report on Form 8-K  and incorporated herein by reference.

(4)
Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2006, and incorporated by reference here. All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.