Form 10-K
IPASS INC
filed 2008-03-17
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of large “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                      Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 29, 2007 as reported by the Nasdaq Global Market on that date: $205,248,966. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 25,586,252shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 29, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 29, 2008 was 62,663,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2008, are incorporated by reference in Part III, Items 10-14 of this report on Form 10-K.

iPASS INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Disclosure Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere herein, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

To address this growing enterprise pain point, we provide software-enabled enterprise services that unify the management of remote and mobile connectivity and devices on a global basis. First, we offer a portfolio of connectivity services. Our flagship connectivity service, iPass Mobile Office, is designed to enable enterprises to provide their employees with secure internet and corporate network connectivity over any access network through a single easy-to-use interface. iPass Mobile Office unifies access across more than 400 3G mobile broadband, Wi-Fi hotspot and dial-up networks in over 160 countries that make up the iPass global virtual network. The service also gives customers the option to use the service for access over networks that are not yet part of the iPass global virtual network such as on-campus wireless local area networks (LANs) as well as third-party home broadband links, Wi-Fi hotspot networks, municipal Wi-Fi networks, 3G mobile data networks and hotel Ethernet links.

In addition, iPass Mobile Office includes capabilities for managing laptop and handhelds over the Internet, including detailed reporting on device configurations and usage and the ability to automatically update software on these hard-to-reach devices based on corporate policies.

iPass also offers the iPass Virtual Office service that combines iPass Mobile Office with managed home broadband service in the US, Canada, and the United Kingdom.  iPass aggregates over 150 providers of cable, DSL and other home broadband services into the industry’s most complete network, and then provisions and manages these links for the enterprise.

iPass also offers site-to-site managed network services via the internet through its iPass Branch Office and iPass Retail Office services that combine service functions that include end-to-end Managed IP VPN, Visa accredited PCI security solutions for retail, and home gateway management for tele-workers.  Complete with a tailored design and end-to-end SLAs to meet enterprise performance requirements, iPass services are used by leaders in a range of industries including retail, hospitality, financial services and health care.

Lastly, iPass provides device authentication capabilities using the iPass DeviceID service which can be used in conjunction with iPass Mobile Office or on a stand-alone basis.

Fundamental to all iPass services is enabling the IT Manager or an iPass Solution Provider partner servicing the enterprise to maintain direct control of the determination and application of policies as part of a self-service management process.

We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Software-Based Platform for Service Delivery

As opposed to traditional telecommunications companies that build, operate and maintain network facilities, we have created a software-based platform that delivers a virtual network over which our services operate. Our software architecture gives our services the technology flexibility and cost-effective scalability valued by enterprises. It comprises contractual relationships and technical integrations with over 550 fixed and mobile telecommunications carriers, Internet service providers and other network service providers around the globe. This architecture has redundancy built in throughout, from the use of multiple network providers in most countries to fault-tolerance mechanisms at all points in the user login process. This allows us to deliver extremely high service availability to our customers. In fact, since 2000, there has been no service-wide system down-time that impacted the platform and the services that it provides.

In addition, our architecture allows customers to gain better control of remote and mobile connectivity and simplify their back-end operations. Customers can configure and enforce policies around network access based on financial and security considerations. They also receive centralized delivery of detailed billing, reporting and management information.

Revenue Sources

We derive revenues from usage of our networks, from service fees and from enterprise software licenses and maintenance fees. Our usage revenues are generated by providing enterprise connectivity services to customers using narrowband access technologies, such as modem dial-up, and from broadband access technologies, including hotel Ethernet and Wi-Fi hotspots and Mobile Data Services based on technologies such as 1xRTT, EV-DO, GPRS and HSDPA.  Revenues pertaining to usage represented 74% of our total revenues in 2007. Additionally, we receive revenue from fees and other services, including authentication services for channel partners, service fees for use of our iPassConnect client software on 3rd-party networks, value-added reporting services, endpoint systems management services and professional services including service customization, service deployment and customer training.  In 2007, we generated approximately 26% of our revenues from fees and other services. We market and sell our services directly, as well as indirectly through channel partners, including network service providers, Internet service providers, systems integrators and value-added resellers.  See our Consolidated Financial Statements for our revenues and other financial performance and condition for the past three years.

Our Strategy

 Our objective is to use our software-enabled platform to become the leading provider of enterprise mobility services worldwide. The key elements of our strategy to achieve this objective include:

Expand our Enterprise Customer Base. We seek to increase the number of enterprises that use our services by leveraging direct-touch sales professionals and channel partners who focus on generating new accounts. We also seek to expand our indirect sales capabilities by building additional relationships with channel partners, such as value-added resellers, systems integrators, providers of security products and services (i.e. virtual private networks (VPN), personal firewalls and intrusion detection) and telecommunications carriers. We also intend to build and maintain iPass brand awareness through the promotion of our brand through public relations, marketing campaigns, our web presence, and our large installed base of branded client software, and to increase our market reach through technical integration of our back-end software and client software with the offerings of our channel partners.

Increase User Penetration within our Existing Customer Base. We seek to accelerate the adoption of our services by increasing usage of our services from the highly mobile business travelers who dominate our current user base to all customer employees who use laptop and handheld mobile devices at home, while traveling, or in the office over a wireless LAN. We intend to achieve this through the sale of services related to use of iPass connectivity and device management software over non-iPass networks, such as enterprise home broadband and on-campus wireless LANs as well as Wi-Fi hotspots, municipal Wi-Fi networks, mobile data networks and hotel Ethernet links.  We also intend to continue to add to our service connectivity footprint to capture users who we do not yet serve within existing customers.

Within customers who only have implemented our services in a single division, we endeavor to broaden service adoption to all other operating units of the enterprise. A key function of our sales force is to assist our customers with the adoption and integration of our services with their organizations, continually assess the customers evolving needs and offer new services for adoption, and provide ongoing account management.

Continue to Expand our Wired and Wireless Broadband Coverage and Service Offerings. We believe that the improved security, ease of use, simplified management and improved cost control that our services provide can address many of the challenges presented by the emerging broadband markets, such as wireless security, lack of unified roaming standards and increased complexity driven by provider fragmentation, and increased costs driven by grass-roots purchase of wireless services by individuals within enterprises.  As such, we seek to continually expand the broadband coverage of our virtual network to venues attractive to international, inter-city and metro-area business travelers, such as airports, hotels, train stations, convention centers, cafes, restaurants, and other retail locations, as well as hotzones, municipal area networks and in-transit access on airplanes and trains. We intend to continue increasing the number of these venues by establishing relationships with network service providers that provide access to these venues. We also plan to expand the network coverage through mobile broadband data services based on 2.5G and 3G networks around the world, which provides another layer of wireless data coverage. We also seek to continue evolving our back-end authentication, settlement and clearinghouse capabilities to support this expansion, developing our client software to both enrich and simplify the user experience, and improving our management capabilities to simplify management control for our customers.

Continue to Enhance our Virtual Network. We intend to continue to establish new relationships with network service providers to increase the coverage and redundancy of our virtual network. We intend to enhance the functionality and features of our software architecture and to address changing customer requirements and technologies through internal development, strategic partnerships and/or acquisitions. We also seek to expand our service offerings by supporting and integrating new access methods, devices, applications and operating systems, and by building additional relationships with systems integrators and technology providers and develop services that effectively leverage an enterprise’s existing infrastructure. We also intend to explore additional services that enhance our competitive advantage and provide us with new growth opportunities.  We endeavor to web-enable our business processes wherever feasible, to increase the leverage of our software-based service model.

Leverage and Extend our Mobile Device Management Capabilities. In order to deepen the value we provide to customers, we intend to continue to improve the mobile device management capabilities of our services through both extension of our platform to new functions that serve to protect identities, endpoints, the network, and user data as well as integrate with technology partners in the enterprise security industry.

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

Our core assets and capabilities include:

Global Virtual Network for Mobile Use. Our virtual network aggregates over 121,000 access points in approximately 160 countries. As of December 31, 2007, over 27,000 of these access points were dial-up connections and approximately 94,000 were broadband connections, comprised of approximately 92,000 Wi-Fi hotspots and approximately 2,000 wired hotspots as well as mobile data services in the United States, China, Japan, UK, Netherlands, Hong Kong and Singapore. As a result, enterprises that use our services can provide their remote and mobile workers with access from these countries, in most instances with a local telephone or broadband connection.

Virtual Fixed Broadband Network for Use in Home, Branch and Retail Locations: In North America we have contractual relationships with over 150 fixed broadband network providers, allowing us to provide the region’s most complete fixed broadband coverage for enterprises looking for a single source through which to connect home offices, branch offices, and retail locations.

High-Availability and Scalable Authentication Architecture. Our relationships with over 550 network service providers enable us to provide connectivity through multiple networks in approximately 120 out of the approximately 160 countries on our virtual network. As a result, our virtual network reduces the risk of service interruptions associated with depending on only one service provider. Furthermore, our geographically distributed transaction centers act as a unified and fault-tolerant system that provides scalable and highly-available user authentication and quality management information collection. Each point in the authentication process is designed with built-in redundancy and fail-over capabilities. There has been no service-wide system down-time that impacted the platform and the services that it provides since 2000.

This architecture also makes our virtual network scalable, allowing us to handle many connections and users without a proportionate increase in capital expenditures.

Flexible Enterprise Security Integration. Our software is designed to enable integration between an enterprise’s network connectivity infrastructure and a wide variety of enterprise security applications. Our services integrate with a breadth of security software and systems, including VPN, personal firewall, anti-virus and authentication systems, enabling enterprises to rapidly deploy our services while leveraging their best-of-breed investments in security infrastructure.

Authentication Security. Unlike many network service providers, we securely route all credentials relating to our end users with 128-bit Secure Socket Layer, or SSL, protocols, ensuring the confidentiality of sensitive user information as it traverses the Internet.  All transactions between iPass systems are further secured by mutual authentication and digital certificate exchange. Lastly, to defend against identity theft over local shared and wireless links, an additional layer of authentication using 131-bit ECC cryptography protects user credentials from the laptop or handheld into the iPass virtual network.

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

Mobile Device Management. We have software and services that allow for flexible and automated systems management capabilities, with specific advantages with regard to laptop and handheld endpoint systems used by remote and mobile workers. The capabilities can be used for device discovery, device inventory, asset management, device configuration, patch management and software distribution. These capabilities can be hosted on servers at our customer’s premises or delivered from iPass data centers.  They are supported by agent software that runs on the mobile worker’s device.

Unified Billing, Reporting and Management. We integrate the networks of multiple service providers to create one global virtual network, eliminating the need for enterprises to negotiate agreements with multiple network service providers to provide network connectivity to their mobile workers. Our virtual network enables the creation of detail records (CDRs) for each network session, including user, date, time, duration of usage and other parameters. We are also able to provide detailed transaction-level billing in a single invoice for all services provided to enterprises and network service providers and can tailor the invoice to provide the level of detail and the format that our customers desire. We also offer the ability for information technology managers to gain a comprehensive and near real-time view of their employees’ network connectivity usage patterns, enabling faster identification and resolution of user-related issues.

Our technology enables us to deliver near real-time information of connection success rates, client configurations, authentication times, error codes and other information critical to diagnosing network health and troubleshooting user connection problems. This patented capability is used internally to manage network provider quality as well to provide in-depth reporting to customers for trouble-shooting purposes.

Most management functions are directly available to customers and partners over the web on the iPass Portal.  This one-stop shop is designed to help reduce the cost and resources required for customers to manage enterprise mobility.

    Integration of New Technologies. We actively evaluate and integrate support for new access methods, laptop and handheld operating systems and applications into our service offering. For example, we support wired broadband, wireless broadband based on the current and emerging Wi-Fi standards, as well as 3G mobile data services. End users can access our virtual network using desktop and laptop computers, wireless handheld devices and other Internet Protocol (IP) enabled electronic devices. Our network integrates with our enterprise customers’ existing VPN and security applications, and our software supports a wide range of computer operating systems, including various versions of Microsoft’s Windows(R), Apple’s Mac OS, as well as Symbian OS and Microsoft’s Windows Mobile versions for handheld devices.

Services

iPass Mobile Office

iPass Mobile Office offers our customers the ability to reduce their costs of delivering mobility by providing unified global connectivity, connectivity management and device management.  It delivers 3G mobile data, Wi-Fi hotspot, wired broadband and dial-up access through the iPassConnect mobility manager.  It unifies a management and billing for the IT department. We generally bill customers based on usage of the iPass virtual network, as well as additional monthly fees based on number of users for use of our client and management software over non-iPass networks. The process by which a mobile worker accesses their enterprise network through iPass virtual network is illustrated in the following diagram and described through the following steps:

1. The iPassConnect mobility manager software installed on a mobile worker’s laptop computer or other electronic device enables the mobile worker to connect to our virtual network. For wired access the mobile worker launches the iPassConnect(TM) mobility manager, selects the city in which he or she is located, and then selects a local network access point (dial-up, ISDN, PHS, or wired high-speed internet). For wireless access, the client software automatically detects and displays any available Wi-Fi hotspots or mobile data services, whether it is a part of the iPass footprint or not. It will also automatically choose the appropriate authentication protocol to initiate the access request without user intervention. This is especially beneficial in Wi-Fi hotspots, corporate wireless LANs or home wireless LANs that require 802.1x-based security. The client software can also be used to connect via the user’s home broadband connection and home Wi-Fi LAN.

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

2. The iPass NetServer software, installed in a network service provider’s network, provides the interface between the network service provider and the iPass network. The NetServer recognizes that the end user belongs to the iPass user base and securely transmits the username and password to the nearest available iPass Transaction Center using 128-bit SSL encryption. Our eight transaction centers are located in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, The Netherlands and Japan. Any NetServer can communicate with any Transaction Center, allowing for high availability in the rare event of a single Transaction Center failure.

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

6. The NetServer authorizes the network service provider to allow the user access to the Internet. At this point the iPassConnect mobility manager software can be configured to invoke the Device Management (formerly Endpoint Policy Management) service to assess and remediate the mobile device for compliance with endpoint security policies before providing access to the corporate network. Once remediation is complete, iPassConnect can automatically launch the user’s VPN to securely connect to the enterprise network.

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

Additional Mobile Office features

iPass Mobile Office includes the following features:

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

Virtual Office. iPass Virtual Office adds managed fixed broadband for tele-workers to Mobile Office, providing enterprise customers a method of outsourcing the broadband network design, implementation and on-going support for their entire population of home workers.  This service provides customers a managed service with a single point of contact and single consolidated bill while supporting broadband connections on different technologies and carriers. iPass maintains relationships with over 150 cable and DSL providers to provide coverage in the United States, Canada and the United Kingdom. The Virtual Office service comes with a secured, managed Wi-Fi enabled router to allow a user the freedom to work anywhere within the home.

iPass Managed Network Services

Branch Office. This service provides an organization with a managed wide-area network to connect hundreds of small offices back to a corporate data center. It leverages iPass’ relationships with over 150 cable and DSL providers to provide coverage throughout the United States, Canada and the United Kingdom. The connections are secured using VPN platforms from Cisco, Juniper Networks and SonicWALL and the entire service is managed by iPass. As part of the managed service, iPass provides end-to-end proactive monitoring, reporting and troubleshooting of the health of the network, including availability, latency and packet loss. All of this information is available on a real-time basis on the Universal Remote Control section of the iPass portal.

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

Device Authentication Service

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

Principal Components of the iPass Platform

The technology incorporated in our services is designed to provide our customers with reliability, quality of service, network security, policy enforcement, consolidated billing and scalability. Our technology consists of the following four principal components, each of which was designed and developed internally: iPassConnect mobility manager; distributed authentication system; iPass Clearinghouse; and Service Quality Management.

iPassConnect Mobility manager. The iPassConnect mobility manager software is installed on mobile workers’ laptop computers or other devices, and allows them to securely and reliably connect to the Internet using a variety of access methods including narrowband, integrated services digital network, or ISDN, wired and wireless broadband, GSM and 3G. The iPassConnect mobility manager is designed to be easy-to-use and to be a flexible and scalable network connectivity platform for enterprises. The key features of iPassConnect include:

•	Intuitive User Interface. iPassConnect mobility manager was designed with over seven years of experience and customer feedback, resulting in a user-friendly interface with many features.

•
Automatic Updates. iPassConnect mobility manager also provides enterprises with the ability to schedule periodic software modifications or updates of iPassConnect to their end users without handling each end user device separately. These upgrades are securely downloaded to the user’s computer or other electronic device when the user logs in, at no additional cost to the customer.

•
Central Policy Control. iPassConnect mobility manager enables an enterprise to define a set of criteria, such as length of session or idle timeouts, once and apply those criteria to manage its remote access policies across its entire workforce.

•
Dynamic Directory. iPassConnect mobility manager enables enterprises to adjust the order of narrowband access points that are displayed to the end user, based on service quality. Customers also have the flexibility of integrating in-house access numbers with iPass’ access points in cases where both networks are being utilized.

•
Third Party Application Integration. iPassConnect mobility manager can be configured to automatically launch a variety of third party VPNs upon successful connection to the Internet. iPassConnect can also monitor anti-virus software, personal firewalls and VPNs and disconnect a user if there not running (based on the customer’s policy).

•
Support for multiple operating systems and languages. iPassConnect mobility manager supports a wide range of computer operating systems, including Microsoft Windows 2000, XP, Mac OS X and above, and Windows Mobile. Additionally, iPassConnect for Windows is localized in Brazilian Portuguese, Portuguese, Simplified Chinese, Traditional Chinese, French, German, Japanese, Korean and Spanish.

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

We have developed a security enhancement to our authentication system that further ensures the confidentiality of sensitive user credentials.

iPass Clearinghouse. Our iPass Clearinghouse software collects, filters, resolves, analyzes and summarizes the accounting details necessary to bill for the iPass Mobile Office services. Once an end user session is terminated, the Clearinghouse retrieves accounting records for each customer from each transaction server. Once received by the Clearinghouse, the records are filtered to eliminate duplicate records and reviewed for completeness and integrity of the data. The Clearinghouse then determines the identities of both the customer and the network service provider and generates two billing records to reflect the revenues and network access expenses based on the details contained in the original accounting record. The Clearinghouse then summarizes the records of each network service provider and generates and distributes customer call detail records and invoices. The Clearinghouse software is run internally on servers residing at a secure data center in Redwood City, California, with a fail-over and disaster recovery in a separate location.

Service Quality Management. Our patented iPass service quality management process, or SQM, system consists of several quality-of-service monitoring and management elements that we incorporated into our services. These tools and processes are comprised of the following:

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

•
Phonebook/Connection Directory. Based on input from the SQM infrastructure, the phonebook tool within the iPassConnect mobility manager places the highest quality access point at the top of the directory in order to enhance the experience for our customers’ end users.

Co-location Facilities

Our eight Transaction Centers are located in third-party co-location facilities in California, New York, Georgia, Hong Kong, Australia, the United Kingdom, The Netherlands and Japan. Three additional co-location facilities are utilized to host our primary Clearinghouse and Finance systems, and corporate web services, which are located in California. Three out of our eight transaction centers also run the standby and disaster recovery Clearinghouse environments, our ExpressConnect service and the phonebook distribution servers. We maintain standard contractual agreements with the third parties that host our co-location facilities which generally provide for a term of between one and three years. If our relationships with these providers terminate, we believe that we will be able to secure relationships with alternative providers without any significant disruption to our operations.

Customers

We sell our service offering directly to enterprise customers and indirectly though channel partners.

International revenues accounted for approximately 38%, 40% and 45% of total revenues for the year ended December 31, 2007, 2006 and 2005, respectively. Revenues generated in the United Kingdom accounted for 11%, 11% and 14% of total revenues for the year ended December 31, 2007, 2006 and 2005, respectively. International revenues are determined by the location of the customer’s headquarters.

Substantially all of our long-lived assets are located in the United States.

Agreements with Network Service Providers

We have relationships with over 550 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our services in over 160 countries around the world. We pay network service providers for access to their network on a usage or session basis, in some cases, subject to minimum purchase commitments. Most of these contracts have a term of one year, after which either party can terminate the contract with two months notice. In 2007, two network service providers, T-Mobile US and Verizon Business Services (formerly MCI), accounted for approximately 9% and 7% of our network access expenses, respectively. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.  A new agreement was executed with Verizon Wireless in May 2007 for a three-year term with a commitment of 70 million megabytes, ramping over the term of the agreement. The T-Mobile agreement has no commitment, and is due to expire in March 2009. In countries in which we have contracted with multiple network service providers, if one network service provider is no longer available, we can generally obtain alternative network access without significant disruption to our business. We are also able to direct users to the network of particular service providers to fulfill minimum purchase commitments.

Sales and Marketing

We sell our services directly through our sales force and indirectly through our channel partners. Our sales organization is organized into regional account teams, which include sales directors, sales managers, account executives, account managers, sales engineers and sales operations personnel. We maintain sales offices or personnel in a number of cities in the United States as well as Australia, the United Kingdom, Hong Kong, Japan, Germany, France, Singapore, Denmark, Sweden and The Netherlands. As of December 31, 2007, our sales organization was comprised of 57 individuals in North America, 15 individuals in Asia Pacific and 39 individuals in Europe.

Our channel partners include network service providers, telecommunications carriers, systems integrators and value added resellers. A channel partner typically signs a one to two year agreement with us through which we appoint the partner as a nonexclusive reseller of our services. Channel partner responsibilities vary may include actively marketing and selling iPass services, deploying and supporting customer accounts, and implementing and managing billing for their customers. Selling through channel partners allows us to offer our services without incurring the cost of maintaining a direct sales force or customer support capability in each target market. Our channel partners typically sell complementary hardware, software, and services, and bundle our services with their core offerings.  In some cases, once an enterprise has signed a contract for our services through a channel partner, our post-sales team may work with the channel partner to ensure successful implementation of our services. However, the enterprise remains the channel partner’s customer and has no direct financial relationship with us.

We focus our marketing efforts on creating awareness for our services and their applications, educating potential customers and generating new sales opportunities and generating end-user demand within customer accounts. We conduct a variety of marketing programs including advertising, press relations, analyst relations, telemarketing, direct marketing, web and e-mail marketing, collateral and sales tools creation, seminars, events and trade shows, co-operative channel marketing and promotions.

Competition

We compete primarily with large, facilities-based carriers and software-enabled virtual network operators. We compete based on geographic coverage, reliability, quality of service, ease of implementation, ease of use and the ability to manage both remote and mobile connections and devices.  We believe that we compete favorably in terms of geographical coverage, reliability, quality of service, ease of implementation and ease of use.

Facilities-based telecommunications carriers against whom we compete, such as AT&T globally, Verizon Business in the U.S. and BT Infonet and Orange Business Services in Europe, generally have substantially greater resources, larger customer bases, longer operating histories, and greater name recognition than we have. Carriers may have the ability to offer a broad range of services and may be willing to reduce the price for remote access that is bundled with their other services. In some cases, potential customers are also suppliers to these carriers, and may be more inclined to purchase enterprise connectivity services from these carriers than from us. We believe that we compete favorably against facilities-based carriers when the potential customer is not a supplier to the carrier, and when the customer requires global multi-technology access rather than access only within a limited geographic region or via a single access method.

To a lesser extent we also compete with software-enabled virtual network operators. In some cases, our service offerings may be offered at a price premium to those offered by our competitors, which may put us at a competitive disadvantage. We believe we compete favorably against these competitors in terms of the coverage, redundancy, security, quality and ease of use of our service offerings. Still, software-based virtual network operators may also provide managed services such as VPNs and firewalls, and additional telecommunications services such as local exchange and long distance services, voicemail and DSL services.  We do have channel partners that offer these types of services in conjunction with our service, but we do not offer these additional services directly, which may put us at a competitive disadvantage when competing for potential customers.

For a discussion of the possible effects that competition could have on our business, see “Risk Factors” — We face strong competition in our market, which could make it difficult for us to succeed.”

Research and Development

We believe that to compete favorably we must continue to invest in the research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. As of December 31, 2007, our research and development organization consisted of 172 employees. Our research and development expenses were $21.1 million, $22.6 million and $17.7 million in 2007, 2006, and 2005, respectively.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. iPass has a patent portfolio of eight US patents, one Australian patent and one Israeli patent.  Our patents expire between 2016 and 2025.  In 2007 we were granted two new US patents, one around our SQM technology and the other around our dynamic configuration for iPassConnect.  We were also granted one new patent in Europe on our DeviceID technology. We currently have twenty-two US patent applications pending, and twenty-seven international patent applications pending (in the same subject areas as the US patent applications). If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including our license for encryption granted by RSA Security. Licenses from third party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of December 31, 2007, we had 504 employees, consisting of 115 in network operations, 172 in research and development, 139 in sales and marketing and 78 in general and administrative. We consider our relationship with our employees to be good.

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

Historically, we have generated the large majority of our revenues from the sale of enterprise connectivity services using narrowband technologies such as modem dial-up. In the United States as well as many other countries, the use of narrowband as a primary means of enterprise connectivity has significantly declined and is expected to continue to decline at an accelerated rate over time as broadband access technologies, such as cable modem, DSL, Wi-Fi, 3G data, Wi-Max and other wireless technologies, including 3G, become more broadly used. A substantial portion of the growth of our business has depended on, and will continue to depend, in part upon our ability to expand the broadband elements of our virtual network to address these new technologies. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

Broadband service provider actions may restrict our ability to sell our services.  Some network providers restrict our ability to sell access to their networks to iPass resellers whom they consider competitive with them.  This can reduce our revenue by limiting the footprint our partners can make available to their customers.  In addition in some geographies the conventional practice is for a mobile data (3G) carrier to provide a device on a subsidized basis.  This device cannot easily be used with any network besides that of the carrier who provides it, which makes it difficult for iPass to replace that carrier in the account and thus may negatively impact our ability to sign new enterprise customers to our Mobile Data service.

If demand for broadband access continues to increase but we do not meet the challenges outlined above, our ability to grow our business may suffer.

If we do not accurately predict usage for our Enterprise Flat Rate price plan, our costs could increase without a corresponding increase in revenue.

We have transitioned a number of our customers to our Enterprise Flat Rate price plan, and are signing new customers to this plan.  In this plan, our customers pay a flat rate price to access our services.  However, we continue to pay our providers based on usage.  The rate we charge in our Enterprise Flat Rate price plan is based on statistical predictions of usage across a pool of users within an enterprise.  If actual usage is higher than expected our profitability will be negatively impacted.

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

Our potential customers may have other business relationships with our competitors and consider those relationships when deciding between our services and those of our competitors. Many of our competitors are large facilities-based carriers that purchase substantial amounts of products and services, or provide other services or goods unrelated to remote access services. As a result, if a potential customer is also a supplier to one of our large competitors, or purchases unrelated services or goods from our competitor, the potential customer may be motivated to purchase its remote access services from our competitor in order to maintain or enhance its business relationship with that competitor.  In addition, telecommunications providers may also offer Wi-Fi for free as part of a home broadband or other service contract, which also may force down the prices which the market will bear for our services.

Users may adopt free Wi-Fi networks for internet and corporate access.  Some venues such as cafes and hotels offer Wi-Fi internet access as a free amenity for their customers.  Use at these venues may replace iPass “for charge” sessions and put downward pressure on flat rate prices iPass charges enterprises for its Wi-Fi remote access services.  In addition, if home users allow others to use their Wi-Fi networks in exchange for free access to other home networks, this may force down the prices which the market will bear for our services.

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

 If demand for enterprise remote and mobile connectivity does not continue to expand, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations.

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

In approximately 24 countries, our sole dial-up network service provider is Equant. Network usage from access within these countries accounted for less than 1% of our revenues in the years ended December 31, 2007, 2006 and 2005.  If we lose access to Equant’s network and are unable to replace this access in some or all of these countries, our revenues would decline. In addition, our ability to market our services as being global would be impaired, which could cause us to lose customers. Our agreement with Equant expires in February 2009, but Equant may terminate the agreement earlier if we materially breach the contract and fail to cure the breach, or if we become insolvent. In addition, Equant has no obligation to continue to provide us with access to its network after February 2009. If Equant were to cease operations or terminate its arrangements with us, we would be required to enter into arrangements with other dial-up network service providers, which may not be available. This process could be costly and time consuming, and we may not be able to enter into these arrangements on terms acceptable to us.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 38% of our revenues in 2007, of which approximately 27% and 7% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We lease approximately 48,000 square feet of space in our headquarters in Redwood Shores, California under a lease that expires in 2015. We also lease sales and support offices in other parts of the Unites States and abroad. We believe that our principal facility in Redwood Shores will be adequate for our needs for at least the next several years, and we might expect that additional facilities will be available in other jurisdictions to the extent we add new offices.

Item 3. Legal Proceedings

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.  Blue Waters has alleged damages of approximately $9 million.  On July 23, 2007, Carlson Companies filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.  Carlson Companies had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson Companies entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   On August 14, 2007,  iPass filed a response to Carlson’s claim denying any liability to Carlson.   The Court has ordered the parties to participate in mediation and conclude such mediation by July 1, 2008.  The Court has scheduled a trial on the issues for August 11, 2008.  No loss has been accrued as a loss is not probable or estimable as of December 31, 2007.

In 2001, GoRemote Internet Communications, Inc. (formerly known as GRIC Communications, Inc., hereinafter, "GoRemote"), a company we acquired in February 2006, and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771. In the amended complaint, the plaintiffs allege that GoRemote, certain of its officers and directors and the underwriters of its initial public offering ("IPO") violated section 11 of the Securities Act of 1933 based on allegations that GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Lawsuits").

  In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement.  On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement.  On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc.  On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the settlement was terminated and will not receive final approval.  Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  The “focus case” issuers filed motions to dismiss the claims against them in November 2007.  Both motions are pending.  No loss has been accrued as a loss is not probable or estimable as of December 31, 2007.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2007.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “IPAS”. The following table sets forth the high and low sale price of our common stock, based on the daily sale, in each quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Market:

	Low Sale Price	High Sale Price
Fiscal year ended December 31, 2007:
First Quarter	$4.76	$6.07
Second Quarter	4.98	5.69
Third Quarter	3.92	5.62
Fourth Quarter	3.88	4.86
Fiscal year ended December 31, 2006:
First Quarter	$6.40	$8.01
Second Quarter	5.11	8.52
Third Quarter	4.16	5.75
Fourth Quarter	4.25	5.92

We had 62,663,694 shares of our common stock outstanding held by 254 stockholders of record as of February 29, 2008.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash as of July 24, 2003, the date of our initial public offering for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31:

	7/24/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
iPass Inc.	100.00	85.75	39.64	35.14	31.49	21.75
Russell 2000 Index	100.00	116.99	137.46	142.03	166.28	158.06
Nasdaq Market Index	100.00	115.67	126.78	129.82	143.27	155.34

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

(1)This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of iPass under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Stock Repurchases

On May 9, 2006, we announced that our Board of Directors approved a two-year stock repurchase program which authorizes us to repurchase up to $30.0 million of our outstanding common stock.  In July 2007, we completed the repurchase program and retired a total of approximately 5.6 million shares of common stock for an aggregate purchase price of $30.0 million.

On February 12, 2008, we announced that our Board of Directors approved another two-year stock repurchase program which authorizes us to repurchase up to $30 million of outstanding common stock.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$191,732	$182,711	$169,373	$166,319	$136,078
Total operating expenses	206,077	202,001	151,474	137,353	113,721
Operating income (loss)	(14,345)	(19,290)	17,899	28,966	22,357
Net income (loss)	(34,214)	(8,089)	12,895	19,068	13,902
Net income (loss) per share:
Basic	(0.54)	(0.13)	0.20	0.31	0.26
Diluted	(0.54)	(0.13)	0.19	0.29	0.23

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data
Total assets	$221,898	$263,602	$254,474	$230,513	$190,117
Total stockholders’ equity	181,108	221,389	226,251	207,222	171,722

Please see discussion of acquisitions in the “Recent Acquisitions” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of 2007

In 2007, we continued to experience a decline in revenues derived from our traditional dial-up business as dial-up revenue decreased 36% to $67.8 million in 2007 as compared to $105.7 million in 2006 and $138.1 million in 2005.  This decrease was offset in part by revenues generated from fees and usage of our broadband service. However, we continued to add new customers during 2007, including 40 from the Forbes Global 2000, bringing our total Forbes Global 2000 customers to 417 as of December 31, 2007.

As we continued to increase the number of broadband access points during the year, increasing our global broadband footprint was a priority for us in 2007. We ended 2007 with approximately 94,000 Wi-Fi and wired hotspots worldwide, approximately 92,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to remotely access their corporate networks from more locations, at higher speeds and contributed to a $35.1 million or 88% increase in broadband usage revenue in 2007 over 2006.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as continue to increase fee revenues from device management and other fee based services. In 2008, we expect to see continued growth in our business. However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Risk Factors.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. The difference between the minimum commitment and actual usage is recognized as fee revenue based on our estimate of cash that will ultimately be collected related to the minimum commitment. Our usage-based revenues, which consists of dial-up and broadband usage, represented 74%, 80% and 87% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 39%, 22% and 5.2% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. In addition, we also offer customers additional services for which we generally bill on a monthly basis. With the acquisition of Mobile Automation, Inc. in October 2004, we also began generating license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 26%, 20% and 13% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Recent Acquisitions

In February 2006, we acquired all the outstanding shares of GoRemote, a provider of managed virtual business network services for approximately $78.9 million in cash.  This acquisition allows us to expand our product offering to include GoRemote’s managed broadband services for branch offices and teleworkers.  In 2004, we acquired all the outstanding shares of Mobile Automation and Safe3w for approximately $28.5 million in cash.  Mobile Automation created a solution to help enterprise IT departments protect and manage their remote and mobile devices such as computers and personal data assistants.  Safe3w developed a dynamic device “fingerprinting” technology.  The technology from both of these acquisitions has been integrated into our existing products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis of making judgments about the carrying values of assets and liabilities.

We believe the following critical accounting policies and estimates are important in understanding our consolidated financial statements.

Revenue Recognition

Usage and Services Fees

We derive a substantial portion of our revenues from broadband and dial-up usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured.

We recognize revenues during the period the services are rendered to end users based on usage at negotiated rates.  We typically require our customers to commit to minimum usage levels.  Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement.  If actual usage in a given period is less than the minimum commitment, we recognize the difference between the actual usage and the minimum commitment as revenue when the fee is fixed and determinable.  We estimate the amount of the difference that will ultimately be collected because we have from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where we have determined that it would be in our best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.

License, Maintenance and Training

    We also license our DeviceID and Device Management automated systems management and security software products.  We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2 Software Revenue Recognition, With Respect to Certain Transactions,” and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP No. 97-2:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectability is probable.

One of the critical judgments that we make is the assessment that “collectability is probable.”  We base our recognition of revenue on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis.  As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue.  If we determine that collectability is not probable, we recognize revenue as cash is collected.

Another critical judgment that we make involves the “fixed or determinable” criterion. We consider payment terms where arrangement fees are due within three months from delivery to be normal contractual terms.  We consider payment terms beyond three months from delivery extended and not fixed or determinable. For arrangements with extended payment terms, we recognize arrangement fee revenues when fees become due, assuming all other revenue recognition criteria have been met.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”). Our maintenance rates are generally based on the percentage of license paid.  We recognize maintenance revenue ratably over the term of the agreement.

Training revenue consists of fees for training services, generally provides to customer’s technical teams to help support their own end-users.  Our training rates are generally based on a fixed rate per day and revenue is recognized as training services are delivered.

We defer payments received in advance of services until services are performed. We provide allowances for estimated uncollectable amounts of minimum commitments billed as well as future discounts upon recognition of revenue.

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

Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses to date, we have provided a full valuation allowance of $56.0 million against our deferred tax assets at December 31, 2007.  At each period end, we reassess our ability to realize our deferred tax assets, including net operating losses.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. To the extent the valuation allowance relates to acquired entities, the recognition of any future tax benefits would first reduce goodwill and then reduce the provision for income taxes.

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

Upon adoption, we elected the alternative transition method provided in the Financial Accounting Standards Board (“FASB”) Staff Position for calculating the tax effects of equity-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R). As of December 31, 2006, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.

Restructuring

  Restructuring charges are comprised primarily of costs for abandonment of excess facilities, severance and associated employee termination costs.  We record severance costs pursuant to Statement of Financial Accounting Standard ("SFAS") No. 112, “Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” and the excess facility costs are recorded pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” ("SFAS No. 146").  SFAS No. 146 requires that liabilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations.  We reduce costs for the abandonment of excess facilities by estimated income from the sublease of the vacated facilities. As of December 31, 2007, we have estimated $1.5 million in sublease income through the end of the sublease lease term in April 2010.  If we are unable to sublease the facilities within the timeframe and for the rates anticipated, we may need to revise our estimates and record additional restructuring charges.

   We recognized the accrual related to the facilities abandoned in connection with the acquisition of GoRemote as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate for the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. We have an allowance for doubtful accounts of $2.7 million, $3.1 million and $2.0 million as of December 31, 2007, 2006 and 2005, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

RESULTS OF OPERATIONS

Revenue

	December 31,
		Change			Change
	2007	$	%	2006	$	%	2005
	(In thousands, except percentages)
Total Revenue	$191,732	$9,021	4.9%	$182,711	$13,338	7.9%	$169,373

Total revenue increased in 2007 as compared to 2006, due to the addition of new customers signed over the last year and the increase in existing customers’ mobile broadband usage.  This was partially offset by a continued decline in dial-up revenue as customers migrated from dial-up to broadband as the preferred method of connecting to their corporate networks.

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

   A breakdown of revenue by type is as follows:

	December 31,
		Change			Change
	2007	$	%	2006	$	%	2005
	(In thousands, except percentages)
Broadband	$75,073	$35,137	88.0%	$39,936	$31,121	353.0%	$8,815
As a percent of revenue	39.2%	—	17.3%	21.9%	—	16.7%	5.2%

Dial up	$67,826	$(37,856)	(35.8%)	$105,682	$(32,375)	(23.5%)	$138,057
As a percent of revenue	35.4%	—	(22.5%)	57.8%	—	(23.7%)	81.5%

Services fees and other	$48,833	$11,740	31.7%	$37,093	$14,592	64.9%	$22,501
As a percent of revenue	25.5%	—	5.2%	20.3%	—	7.0%	13.3%

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as we expect the use of dial-up as a primary means of enterprise connectivity is expected to continue to decline, but we cannot reasonably estimate if the decline will be consistent with that seen from 2006 to 2007.  No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2007, 2006 or 2005.

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 38%, 40% and 45% of total revenues in 2007, 2006 and 2005, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 27%, 26% and 29% of total revenues in 2007, 2006 and 2005, respectively. The increase in EMEA as a percent of revenues has been driven by the expansion of our sales force in the region. Revenues in the Asia Pacific region represented 7%, 10% and 12% of total revenues in 2007, 2006 and 2005, respectively. Revenues in the United Kingdom accounted for 11%, 11% and 14% of total revenues in 2007, 2006 and 2005, respectively. To date, substantially all of our revenues have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute, which we pay to our network service providers.

	December 31,
	2007	Change $	Change %	2006	Change $	Change %	2005
Network access expenses	$69,143	$12,214	21.5%	$56,929	$14,820	35.2%	$42,109
As a percent of revenue	36.1%	—	4.9%	31.2%	—	6.3%	24.9%

The growth in network access expenses from 2007 to 2006 was due primarily to increased usage of our virtual network with respect to our broadband services. While network access costs for broadband access are higher than those for dial up, we expect that as broadband usage continues to increase we may be in a better position to negotiate lower rates for access to broadband networks.  We expect network access expenses to continue to increase in absolute dollars and increase slightly as a percentage of revenues as usage shifts from higher margin dial to lower margin broadband.

The growth in network access expenses from 2006 to 2005 was due primarily to increased usage of our virtual network with respect to our broadband services. For our dial-up access costs, we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our existing network service provider contracts.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	December 31,
	2007	Change $	Change %	2006	Change $	Change %	2005
Network operations expense	$34,258	$2,245	7.0%	$32,013	$11,067	52.8%	$20,946
As a percent of revenue	17.8%	—	0.3%	17.5%	—	5.1%	12.4%

The increase in network operations expenses from 2006 to 2007 in absolute dollars was due primarily to $962,000 in additional compensation and benefits expense, $485,000 related to additional consulting expense, $440,000 related to additional maintenance and support and $439,000 related to additional co-location and network services.  We expect that our network operations expenses will increase slightly in absolute dollars and to the extent that revenues increase, will remain relatively constant as a percentage of revenues.

The increase in network operations expenses from 2005 to 2006 in absolute dollars was due primarily to $5.6 million in additional compensation and benefits expense related to increased headcount from the acquisition of GoRemote Internet Communications, Inc., $1.0 million related to the adoption of SFAS 123(R), $1.2 million in mobile data card subsidy costs, $433,000 to write-down obsolete mobile data cards and $1.4 million for external consulting and contractor support.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	December 31,
	2007	Change $	Change %	2006	Change $	Change %	2005
Research and development expenses	$21,141	$(1,416)	(6.3)%	$22,557	$4,811	27.1%	$17,746
As a percent of revenue	11.0%	—	(1.3)%	12.3%	—	1.8%	10.5%

    The decrease in research and development expenses from 2006 to 2007 was due primarily to transition of research and development work to India.  This resulted in a reduction in consulting costs of approximately $879,000 and a reduction in incentive compensation of approximately $422,000 due to lower incentive compensation rates for India-based employees.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our research and development expenses will decrease in absolute dollars in the first quarter of 2008 due to the reorganization in the fourth quarter of 2007 and then remain relatively constant for the remainder of the year, and to the extent revenues increase, will decrease slightly as a percentage of revenues.

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

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	December 31,
	2007	Change $	Change %	2006	Change $	Change %	2005
Sales and marketing expenses	$52,809	$(5,811)	(9.9)%	$58,620	$7,907	15.6%	$50,713
As a percent of revenue	27.5%	—	(4.4)%	31.9%	—	2.0%	29.9%

The decrease in sales and marketing expenses from 2007 to 2006 in absolute dollars was due primarily to approximately $2.4 million decrease in commission, compensation and benefits expenses resulting from sales personnel terminated as part of our 2006 and 2007 restructuring activities.  The decreased sales personnel resulted in an additional $960,000 reduction in stock-based compensation expense and $875,000 reduction in travel costs.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $1.0 million.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our sales and marketing expenses will decrease in absolute dollars in the first quarter of 2008 due to the reorganization in the fourth quarter of 2007 and then remain relatively constant for the remainder of the year, and to the extent revenues increase, will decrease slightly as a percentage of revenues.

The increase in sales and marketing expenses from 2006 to 2005 in absolute dollars was due primarily to approximately $4.8 million in additional compensation and benefits expenses due to additional sales personnel related to the acquisition of GoRemote and expansion of the sales organization in the EMEA region, and an additional $2.2 million related to the adoption of SFAS 123(R). The remaining portion of the increase was due to individually insignificant items.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	December 31,
	2007	Change $	Change %	2006	Change $	Change %	2005
General and administrative expenses	$21,358	$(1,820)	(7.9)%	$23,178	$5,585	31.7%	$17,593
As a percent of revenue	11.1%	—	(1.6)%	12.7%	—	2.3%	10.4%

General and administrative expenses decreased in absolute dollars and as a percentage of revenues from 2006 to 2007. The decrease was driven primarily by a reduction of rent expense of approximately $1.3 million due to facilities abandoned as part of our restructuring activities in 2006.  A reduction of bad debt expense contributed an additional $1.0 million decrease.  The decrease is offset in part by various individually insignificant items.  We expect that our general and administrative expenses will remain relatively constant in absolute dollars and, to the extent that revenues increase, will decrease as a percentage of revenues.

General and administrative expenses increased in absolute dollars and as a percentage of revenues from 2005 to 2006. The increase was driven primarily by approximately $2.7 million in additional compensation and benefits expenses due to the acquisition of GoRemote, and an additional $1.7 million related to the adoption of SFAS 123(R). Additionally, bad debt expense increased by $893,000 and we began matching employee contributions to the 401(k) plan resulting in an additional expense of $792,000. The increase is offset in part by various individually insignificant items.

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

In November 2007, we recorded an additional restructuring charge of approximately $3.2 million related to a workforce reduction of 72 employees, the abandonment of certain facilities and the write off of certain capitalized assets.  As of December 31, 2007, we finalized approximately 56 of the aforementioned terminations and had fully vacated the abandoned facilities.

Amortization of Acquired Tangibles

Amortization of acquired intangibles was $4.2 million, $4.0 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The increase from 2005 to 2006 was due to the impact of amortization of intangibles related to the GoRemote acquisition in February 2006.

Non-Operating Income and Expenses

Interest Income

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $3.3 million, $3.7 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in interest and other income in 2007 was primarily due to the use of approximately $30.0 million of cash for the repurchase of shares of our outstanding common stock.  The decrease in interest and other income in 2006 was due to the net use of $72.2 million of cash, cash equivalents and short-term investment balances for the acquisition of GoRemote in February 2006.

Provision for Income Taxes

The provision for income taxes was $23.2 million in 2007, compared to a benefit of ($7.2) million in 2006. The change from benefit to provision is primarily due to the establishment of a valuation allowance against net deferred tax assets in 2007 as a result of continued losses.  The change from provision to benefit for income taxes in 2006 compared to 2005 was due to a loss before income taxes of $15.6 million in 2006 as compared to income before taxes of $21.8 million in 2005.  The effective tax rate was 209% for the year ended December 31, 2007 and (46%) and 41% for the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Since our initial public offering of common stock in July 2003, our principal source of funding has been cash from our operations.  As of December 31, 2007, we had approximately 75.2 million in cash, cash equivalent and short-term investments, as compared to $99.2 million at December 31, 2006, and $183.3 million at December 31, 2005.

Net cash used in operating activities in 2007 was $7.3 million compared to net cash provided by operating activities of $2.3 million for the year ended December 31, 2006 and $32.1 million for the year ended December 31, 2005.  The increase in cash used for operating activities primarily relates to an increase in accounts receivable resulting from increased billings and slower than expected collections from customers.  The decrease in cash provided by operating activities in 2006 as compared to 2005 is due primarily to operating expenses increasing by $50.5 million due to the acquisition of GoRemote while our total revenues increased approximately $13.3 million acquisition of GoRemote and increased broadband revenue offset by decline in dial revenue.

Net cash provided by investing activities in 2007 was $73.8 million compared to net cash used by investing activities in 2006 of $16.0 million in 2006 and $32.5 million in 2005, respectively. In 2007, net cash provided by investing activities related to maturities of short-term investments net of purchases in the amount of $80.4 million, as well as $5.1 million for the purchases of property and equipment. The $89.1 million increase of cash provided by investing activities in 2007 as compared to 2006 primarily relates to $78.0 million of cash used for the acquisition of GoRemote in 2006.  Additionally, $54.0 million of short term investments were classified as cash equivalents at December 31, 2007 due to investments in securities with original maturities of less than 90 days.  Net cash used in investing activities in 2006 was primarily from the acquisition of GoRemote, which net of cash acquired was $78.0 million, which we funded primarily by liquidating short term investments.  In 2005, net cash used in investing activities related to purchases net of maturities of $29.6 million in short-term investments as well as $3.9 million for the purchases of property and equipment.

Net cash used in financing activities in 2007 was $11.1 million which was comprised of $13.8 million of cash used for repurchases of common stock offset in part by $2.7 million of cash received for stock option exercises.  Net cash used in financing activities in 2006 was $8.7 million which was comprised of $16.2 million of cash used for repurchases of common stock offset in part by $7.5 million of cash received for stock option exercises. The increase in cash used in financing activities in 2007 as compared to 2006 primarily relates to decreased cash inflows from employee stock option exercises.  Net cash provided by financing activities in 2005 was $3.8 million which was comprised of proceeds from the issuance of common stock for employee stock options and through the employee stock purchase program.

We anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources for the foreseeable future in order to execute our business plan. In addition, we may utilize cash resources to fund acquisitions of complementary businesses, technologies or product lines. We believe that our cash and cash equivalents and short-term investments on hand will be sufficient to meet our cash requirements for at least the next 12 months, including working capital requirements and planned capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments

At December 31, 2007, we had no material commitments for capital expenditures.

We have signed contracts with some network service providers under which we have minimum purchase commitments that expire on various dates through October 2016.  Other than in the approximately 24 countries in which our sole dial-up network service provider is Equant, we have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers.  Consequently, we believe we have the ability to fulfill our minimum purchase commitments in these geographic areas.

In May 2005, we consolidated several term license agreements that were set to expire into a single, long-term operating lease with a vendor. Future minimum purchase commitments under these agreements as of December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	$5,068
2009	14,181
2010	15,075
$34,324

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	$7,496
2009	6,785
2010	4,650
2011	3,559
2012 and thereafter	9,322
$31,812

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Yr	1-3 Years	3-5 Years	More Than 5 Yrs
Operating Lease Obligations	$31,812	$7,496	$11,435	$6,288	$6,593
Purchase Obligations	34,324	5,068	29,256	—	—
Total Contractual Obligations	$66,136	$12,564	$40,691	$6,288	$6,593

In addition, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), we have recorded a $3.8 million reserve as of December 31, 2007.  Included in these unrecognized tax benefits is $290,000 for accrued interest.  We believe that it is reasonably possible that unrecognized tax benefits of up to $1.9 million may be settled in the next twelve months.

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

Interest Rate Sensitivity

As of December 31, 2007, we had cash, cash equivalents, and short-term investments totaling $75.2 million. Our investment portfolio consists of cash and government securities, generally due within one to two years. All of our instruments are classified as available for sale. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

As of December 31, 2006, we had cash, cash equivalents, and short-term investments totaling $100.0 million. Our investment portfolio consisted of auction rate and money market securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments were classified as available for sale.

The following is a chart of the principal amounts of short-term investments by expected maturity as of December 31, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of Dec. 31, 2007
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$4,250	$—	$—	$4,256	$4,258
Total	$4,250	$—	$—	$4,256	$4,258

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.  We consider all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity.  We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. All short-term investments and cash equivalents in our portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.  We evaluate the individual securities in our portfolio that are in an unrealized loss position for other-than-temporary impairment.  As of December 31, 2007 we had six securities in unrealized loss positions, totaling less than $2,000.  We do not believe that these unrealized losses constitute an other-than temporary impairment.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here.  See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2007 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2007
Revenues	$46,888	$47,597	$47,736	$49,511
Operating loss	(3,288)	(3,705)	(2,709)	(4,643)
Net loss	(468)	(2,313)	(1,081)	(30,352)
Basic net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.49)
Diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.49)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2006
Revenues	$44,270	$47,384	$45,900	$45,157
Operating loss	(2,255)	(5,142)	(4,695)	(7,198)
Net loss	(65)	(2,054)	(2,209)	(3,761)
Basic net loss per share	$(0.00)	$(0.03)	$(0.03)	$(0.06)
Diluted net loss per share	$(0.00)	$(0.03)	$(0.03)	$(0.06)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for iPass. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, that audited our financial statements included in this annual report containing the disclosure required by this item has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

The Board of Directors and Stockholders
iPass, Inc.:

We have audited iPass, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPass, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March17, 2008 expressed an unqualified opinion on those consolidated financial statements.

Mountain View, California
March 17, 2008

Item 9A(T). Control and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1 — Election of Directors” in our definitive proxy statement in connection with our 2007 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2008 (the “Proxy Statement”). That information is incorporated here by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That information is incorporated into this report by reference.

Information concerning our Code of Ethics will be presented under the caption “Code of Conduct and Ethics” in “Proposal 1 — Election of Directors” in the Proxy Statement. That information is incorporated here by reference.

Information concerning procedures for recommending nominees for director will be presented under the caption “Corporate Governance and Nominating Committee” in “Proposal 1 — Election of Directors” in the Proxy Statement. That information is incorporated here by reference.

Information relating to our audit committee and the audit committee financial experts will be presented under the captions “Information Regarding the Board of Directors and its Committees” and “Audit Committee” in “Proposal 1 — Election of Directors” in the Proxy Statement. That information is incorporated here by reference.

Item 11. Executive Compensation

Information relating to director and executive compensation and other matters required by this Item 11will be presented under the caption “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee Report” in the Proxy Statement. That information is incorporated here by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain BeneficialOwners and Management” in the Proxy Statement. That information is incorporated here by reference.

Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement. That information is incorporated here by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships of our directors and executive officers and related transactions and the independence of our directors will be presented under the captions “Independence of the Board of Directors” in “Proposal 1 — Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement. That information is incorporated here by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Principal Accountant Fees and Services” in “Proposal No. 2 — Ratification of Independent Auditors” in the Proxy Statement. That information is incorporated here by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None. All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated here by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iPass, Inc.:

We have audited the accompanying consolidated balance sheets of iPass, Inc. and subsidiaries (the Company) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass, Inc. and subsidiaries as of December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

    As discussed in note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Also, as discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Mountain View, California
March 17, 2008

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$70,907	$15,492
Short-term investments	4,258	83,708
Accounts receivable, net of allowance for doubtful accounts of $2,792 and $3,089, respectively	35,938	28,579
Prepaid expenses and other current assets	7,116	6,341
Deferred tax assets	575	8,070
Total current assets	118,794	142,190
Property and equipment, net	9,272	10,519
Other assets	4,876	3,344
Long-term deferred tax assets	—	14,952
Acquired intangibles, net	9,504	13,705
Goodwill	79,543	78,892
Total assets	$221,989	$263,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,923	$14,830
Accrued liabilities	15,788	18,535
Deferred revenue—short term	6,606	5,411
Total current liabilities	38,317	38,776
Deferred tax liability-long term	575	—
Deferred revenue—long term	949	1,468
Other long term liabilities	1,040	1,969
Total liabilities	40,881	42,213
Commitments (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; authorized 250,000,000 shares; issued and outstanding 61,812,598 and 63,467,796 shares, respectively	62	63
Additional paid-in capital	241,703	247,882
Accumulated other comprehensive income (loss)	15	(98)
Accumulated deficit	(60,672)	(26,458)
Total stockholders’ equity	181,108	221,389
Total liabilities and stockholders’ equity	$221,989	$263,602

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Revenues	$191,732	$182,711	$169,373
Operating expenses (1):
Network access	69,143	56,929	42,109
Network operations	34,258	32,013	20,946
Research and development	21,141	22,557	17,746
Sales and marketing	52,809	58,620	50,713
General and administrative	21,358	23,178	17,593
Restructuring charges	3,167	4,733	—
Amortization of acquired intangibles	4,201	3,971	2,367
Total operating expenses	206,077	202,001	151,474
Operating income (loss)	(14,345)	(19,290)	17,899
Interest income	3,282	3,659	3,899
Income (loss) before income taxes	(11,063)	(15,631)	21,798
Provision for (benefit from) income taxes	23,151	(7,195)	8,903
Net income (loss) before cumulative effect of change in accounting principle	(34,214)	(8,436)	12,895
Cumulative effect of change in accounting principle, net of zero tax effect	—	(347)	—
Net income (loss)	$(34,214)	$(8,089)	$12,895
Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.54)	$(0.13)	$0.20
Diluted	$(0.54)	$(0.13)	$0.19
Per share effect of cumulative change in accounting principle:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Net income (loss) per share:
Basic	$(0.54)	$(0.13)	$0.20
Diluted	$(0.54)	$(0.13)	$0.19
Number of shares used in per share calculations:
Basic	63,211,888	64,572,603	63,353,779
Diluted	63,211,888	64,572,603	66,277,342

(1) Stock-based compensation is included in the following expense line items:
Network operations	$799	$1,031	$163
Research and development	959	1,235	175
Sales and marketing	1,246	2,206	265
General and administrative	1,914	1,706	534

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
Balances, December 31, 2004	62,757	$63	$240,629	$(1,782)	$(424)	$(31,264)	$207,222	$18,519
Exercise of stock options — common stock issued	1,041	1	1,960	—	—	—	1,961	—
Employee stock purchase plan — common stock issued	405	—	1,840	—	—	—	1,840	—
Cancellation of unvested stock options	—	—	(52)	52	—	—	—	—
Amortization of stock-based compensation	—	—	—	1,137	—	—	1,137	—
Tax benefit from employee stock option plans	—	—	1,079	—	—	—	1,079	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	117	—	117	117
Net income	—	—	—	—	—	12,895	12,895	12,895
Balances, December 31, 2005	64,203	$64	$245,456	$(593)	$(307)	$(18,369)	$226,251	$13,012
Exercise of stock options — common stock issued	1,831	2	5,622	—	—	—	5,624	—
Employee stock purchase plan — common stock issued	409	—	1,884	—	—	—	1,884	—
Outstanding common stock repurchased and retired	(2,975)	(3)	(16,188)	—	—	—	(16,191)	—
Reversal of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(593)	593	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(347)	—	—	—	(347)	—
Fair value of options assumed in acquisition of GoRemote	—	—	5,826	—	—	—	5,826	—
Stock-based compensation	—	—	6,178		—	—	6,178	—
Tax benefit from employee stock option plans	—	—	44	—	—	—	44	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	209	—	209	209
Net income (loss)	—	—	—	—	—	(8,089)	(8,089)	(8,089)
Balances, December 31, 2006	63,468	$63	$247,882	$—	$(98)	$(26,458)	$221,389	$(7,880)
Exercise of stock options — common stock issued	515	1	879	—	—	—	880	—
Employee stock purchase plan — common stock issued	425	1	1,822	—	—	—	1,823	—
Outstanding common stock repurchased and retired	(2,595)	(3)	(13,798)	—	—	—	(13,801)	—
Stock-based compensation	—	—	4,918		—	—	4,918	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	113	—	113	113
Net income (loss)	—	—	—	—	—	(34,214)	(34,214)	(34,214)
Balances, December 31, 2007	61,813	$62	$241,703	$—	$15	$(60,672)	$181,108	$(34,101)

                            The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(34,214)	$(8,089)	$12,895
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation for employees	4,918	6,178	1,137
Amortization of acquired intangibles	4,201	3,971	2,367
Depreciation, amortization and accretion	4,545	5,989	4,732
Loss on disposal of property and equipment	1,018	—	—
Tax benefit from employee stock option plans	—	27	1,079
Deferred income taxes	22,310	(6,739)	5,700
Provision for doubtful accounts	29	1,056	163
Cumulative effect of change in accounting principle	—	(347)	—
Realized loss on investments, net	52	—	31
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(7,388)	868	374
Prepaid expenses and other current assets	(775)	(1,102)	(616)
Other assets	(62)	(1,015)	(337)
Accounts payable	1,093	(38)	3,515
Accrued liabilities	(2,747)	(4,253)	1,011
Deferred revenue	676	3,848	47
Other liabilities	(929)	1,969	—
Net cash provided by (used in) operating activities	(7,273)	2,323	32,098
Cash flows from investing activities:
Purchases of short-term investments	(440,294)	(140,490)	(170,422)
Maturities of short-term investments	520,658	207,695	141,839
Purchases of property and equipment	(5,108)	(5,222)	(3,882)
Restricted cash pledged for letter of credit	(1,470)	—	—
Acquisition of GoRemote, net of cash acquired	—	(77,960)	—
Net cash provided by (used in) investing activities	73,786	(15,977)	(32,465)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,703	7,508	3,801
Cash used in repurchase of common stock	(13,801)	(16,191)	—
Net cash provided by (used in) financing activities	(11,098)	(8,683)	3,801
Net increase (decrease) in cash and cash equivalents	55,415	(22,337)	3,434
Cash and cash equivalents at beginning of year	15,492	37,829	34,395
Cash and cash equivalents at end of year	$70,907	$15,492	$37,829
Supplemental disclosures of cash flow information:
Assumption of GoRemote options	$—	$5,826	$—
Cash paid for taxes	$929	$1,471	$1,094

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

Reclassifications and Revisions

Certain cash flows related to the incorrect recording of the stock option APIC pool for the year ended December 31, 2006 have been revised in the current year between net cash provided by operating activities and net cash used in investing activities.  Additionally, amounts related to the goodwill, accrued liabilities and additional paid in capital accounts have been revised for reflect the adjustment of the stock option APIC pool.  The revisions are as follows (in thousands):

	Consolidated Statement of Cash Flows				Consolidated Balance Sheet
	Excess tax benefit from employee stock option plans	Net cash provided by operating activities	Tax benefit from employee stock option plans	Net cash used in financing activities	Goodwill	Accrued Liabilities	Additional Paid in Capital
As previously reported	$(1,962)	$361	$1,962	$(6,721)	$78,757	$16,482	$249,800
Revision	1,918	1,918	(1,962)	(1,962)	135	2,053	1,918
As reported	(44)	2,279	—	(8,683)	78,892	18,535	247,882

Foreign Currency Transactions

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Operations. Foreign currency gains and losses were not significant for the years ended December 31, 2007, 2006 and 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders.  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity.  Comprehensive income (loss) includes net income (loss) and unrealized gains and losses on available-for-sale securities.

Comprehensive income (loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(34,214)	$(8,089)	$12,895
Comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of taxes	113	209	117
Total comprehensive income (loss)	$(34,101)	$(7,880)	$13,012

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

The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and maintains an allowance for doubtful accounts. The Company provides reserves based on the combination of the age of the receivables, historical write-offs and reserves for specific customer balances. As of December 31, 2007 and 2006, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2007, 2006 and 2005, no customer represented more than 10% of total revenues.

For the three years ended December 31, 2007, 2006 and 2005, no individual supplier represented 10% or more of total network access expenses.

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

Equipment (Three years)
Furniture and fixtures (Five years)
Computer software and equipment (Three years)
Leasehold improvements (Shorter of useful life or expected lease term)

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

Goodwill impairment testing is a two-step process.  First, the fair value of the enterprise, as defined by the Company’s market capitalization, is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  If a possible impairment exists, a second step of measuring such impairment will be performed. No impairment losses were incurred in the years presented.  Other purchased intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives, and tested for impairment when an impairment indicator exists.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying amount of its long-lived assets and when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the fixed assets and the fair value of the assets.

As part of the Company’s restructuring and reorganization activities in the fourth quarter of 2007, management abandoned certain asset and recorded a $900,000 impairment.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the fourth quarter of 2007, we recorded the impact of a full valuation allowance on the remaining net balance of our deferred income tax assets.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. To the extent the valuation allowance relates to acquired entities, the recognition of any future tax benefits would first reduce goodwill and then reduce the provision for income taxes.

  On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the benefit of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

  The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN48 did not require a change in the Company’s liability for unrecognized tax benefits. The total amount of unrecognized tax benefits at December 31, 2007 is $3.8 million, and at January 1, 2007 was $3.6 million. If any of these tax benefits that are unrecognized should become recognizable at a future time, the Company would reverse the associated liability resulting in a change in the Company’s annual effective tax rate.

  The Company recognizes accrued interest related to unrecognized tax benefits in the tax provision. At December 31, 2007, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $290,000, and at January 1, 2007 was $204,000,

  The Company is subject to taxation in the United States and various other foreign jurisdictions.  The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Fiscal years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company are subject, with the exception of California which is open from 2003 to 2007.  The Company has not been audited for U.S. federal income tax matters.  The Company has income tax audits in progress in India and the state of California.  The years under examination by the Indian taxing authorities are 2005 to 2006.  The years under examination by the State of California are 2002 to 2005.  The Indian tax audit is considered a routine audit relating to transfer pricing calculations.  We do not believe the examination in India will result in material payments due to the availability of tax holidays, which effectively reduce the tax rate in India to 0% for tax years ending before March 31, 2007.

  As mentioned above, the Company is currently under examination by the State of California, which is challenging various tax issues for the years 2002 to 2005.  Management has reviewed proposed adjustments and recorded reserves for the estimated liability related to these tax issues.  During 2007, the Company reached a tentative settlement with the state of California and paid $510,000.   The Company anticipates that this matter will be settled with the State of California during the next twelve months.

Stock-Based Compensation

Change in Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) be based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods has been made.

Total stock-based compensation expense, including stock options, ESPP and restricted stock awards, recognized under SFAS 123(R) in the consolidated statements of operations for the year ended December 31, 2007 and 2006 was $4.9 million and $6.2 million, respectively. The income related tax benefit totaled $0 and $220,000 for the same periods. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

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

Stock-based compensation expense recognized in the Company’s statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Pursuant to the income tax provisions included in SFAS 123(R), the Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R).  When the Company applied the tax ordering provisions prescribed by SFAS 123(R), it determined that no APIC pool reserve should be recorded.  As of December 31, 2007, there was $6.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123, as amended. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

For the Year Ended December 31, 2005
Net income — as reported	$12,895
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	671
Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(3,570)
Pro forma net income	$9,996
Basic net income per common share:
As reported	$0.20
Pro forma	$0.16
Diluted net income per common share:
As reported	$0.19
Pro forma	$0.15

Based on the Black-Scholes option pricing model, the weighted average fair value of options granted during fiscal 2005 was $1.54 and the total intrinsic value of options exercised was $4.2 million.

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis. Amortization of deferred compensation expense for the year ended December 31, 2005 was approximately $1,137,000. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the twelve months ended December 31, 2005:

	Employee Stock Options For the Year Ended December 31, 2005	Employee Stock Purchase Plan For the Year Ended December 31, 2005
Risk-free rate	3.9%	3.7%
Expected dividend yield	0%	0%
Expected volatility	35-41%	36-41%
Expected life	3 Years	.5 Years

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

Revenue Recognition

The Company derives revenues primarily from providing enterprise connectivity services through our virtual network. These services are sold directly, as well as indirectly through the Company’s channel partners.  The revenues related to the sale of these services are classified as either usage fees, license and maintenance fees, or services fees.  The Company bills substantially all customers on a time basis for usage based on negotiated rates. The remaining customers are billed based on a fixed charge per active user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of the Company’s contracts with enterprise customers contain minimum usage levels. Minimum commitments are billed when actual usage is less than the customer’s monthly minimum commitment amount.

The Company generally performs credit reviews to evaluate the customers’ ability to pay. If the Company determines that it is not probable that the revenue is collectible, the revenue is recognized as cash is collected. We record allowances against revenues for estimated uncollectable amounts of minimum commitments billed and cancellations in the same period the revenues are recorded. These estimates are based upon historical analysis of our service level agreements, credit memo data and other known factors for pricing and transaction volume disputes that arise in the normal course of business.

Usage Fees

We derive the large majority of our revenues from dial-up and broadband usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured.

We recognize revenues during the period the services are rendered to end users based on usage at negotiated rates. We typically require our customers to commit to minimum usage levels. Minimum usage levels can be based on an annual term, monthly term or over the term of the arrangement. If actual usage in a given period is less than the minimum commitment, the difference between the actual usage and the minimum commitment is recognized as revenue when the fee is fixed and determinable. We estimate the amount of the difference that will ultimately be collected because we have from time to time renegotiated minimum commitments in cases where customers have sought renegotiation of their contract for reasons such as a significant downturn in their business or where we have determined that it would be in our best interest to do so. Customers are not contractually entitled to use or otherwise receive benefit for unused service in subsequent periods.

Through the acquisition of GoRemote Internet Communications, Inc., the Company provides services over a heterogeneous virtual network, which was created by forming contractual relationships with approximately 550 access providers, including Internet service providers, cable companies, DSL companies and telecommunications companies. These companies may provide us their services under either a reseller or an agency arrangement. In applying our revenue recognition policy we consider the factors prescribed by EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and must make judgments with regard to the specific facts and circumstances surrounding each provider relationship to determine which portion of our revenues we provide under a reseller arrangement, where we would record gross revenues and cost of revenues, and which portion of our revenues we provide as an agent, where we would record revenues and cost of revenues combined on a net basis. In exercising our judgment, we evaluate the contractual arrangements and de facto relationships with each provider, together with various other assumptions believed to be applicable and reasonable under the circumstances, to determine whether revenues are gross versus net. We have one significant provider arrangement under which we account for revenues on a net basis as the arrangement is considered an agency relationship and the Company primarily acts only as a billing agent. All other provider arrangements are accounted for on a gross basis.

For arrangements accounted for on a gross basis, the Company defers the costs associated with deploying each endpoint and amortizing the costs over the estimated life of an endpoint, typically 21 to 41 months. Our judgments may change as new events occur, as additional information is obtained and as our operating environment changes, any of which could cause a material impact on the revenues that we have reported.

Services Fees

The Company typically provides its customers with deployment services, technical support, training and additional optional services. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee. The Company recognizes revenues relating to one-time fees on a straight-line basis over the term of the initial contract, generally one to three years. The Company recognizes revenues relating to annual fees on a straight-line basis and revenues for monthly services during the month that these services are provided. Training revenue consists of fees for training services, generally provided to customer’s technical teams to help support their own end-users.  Our training rates are generally based on a fixed rate per day and revenue is recognized as training services are delivered.

License and Maintenance Fees

The Company generates license and maintenance revenue through the licensing of its Device Management and DeviceID automated systems management and security software products. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable as prescribed by AICPA Statement of Position (“SOP”) 97-2. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to future products on a when-and-if available basis and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (post-contract support or “PCS”).  Maintenance rates are generally based on the percentage of license paid.  Maintenance revenue is recognized ratably over the term of the agreement.

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

If the Company estimates that the revenues derived from the purchase commitment will be less than the purchase commitment, the Company recognizes a loss on that purchase commitment to the extent of that difference. No such loss has been recognized regarding such costs through December 31, 2007.

Advertising

Advertising and promotional costs are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005 these costs totaled approximately $259,000, $533,000 and $435,000, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility, defined as the completion of a working model, has been established. To date, the Company’s software has been available for general release upon the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Costs related to software purchased to be sold are capitalized at the lower of unamortized cost or net realizable value. The Company had approximately $900,000 of capitalized purchase software included in property and equipment, net on the consolidated balance sheets as of December 31, 2006 that was acquired to provide additional features and functionality to the Company’s existing products. Capitalized costs are amortized based on current and future revenue related to each product however the Company has not sold any purchased software and therefore has not amortized any of the capitalized costs.  As part of the Company’s restructuring and reorganization activities in the fourth quarter of 2007, management abandoned certain asset and recorded a $900,000 impairment.

The Company capitalizes the costs of computer software developed or obtained for internal use. During the year ended December 31, 2006, the Company had approximately $350,000 of capitalized software development costs which were acquired in the Company’s acquisition of GoRemote.  Internal use software costs are amortized over the estimated useful life of the software developed.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), Business Combinations and SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the new accounting provision, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, as of January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on the consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, TheFair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe fair value accounting is appropriate for any of its eligible items.

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

  Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to GoRemote’s net tangible and intangible assets based on their estimated fair values as of February 15, 2006. Management has allocated the purchase price based on various factors. The allocation of the purchase price is as follows (in thousands):

Cash acquired	$6,706
Accounts receivable	7,138
Other tangible assets acquired	2,550
Deferred tax assets, net	10,876
Amortizable intangible assets:
Customer relationships	7,600
Supplier contracts	950
Internally developed software	350
Goodwill	60,713
Deferred revenues	(1,025)
Restructuring liabilities	(1,249)
Other liabilities assumed	(9,880)
Total purchase price	$84,729

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets. The consolidated statements of operations do not reflect the amortization of goodwill acquired in the proposed merger, consistent with the guidance in the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. The Company believes that its purchase of GoRemote resulted in the allocation of considerable amounts to goodwill because of significant synergistic and strategic benefits that it expects to realize from the acquisition. The Company believes that it, unlike other market participants, had unique opportunities to generate revenues and profits through (1) the Company’s ability to convert its existing dial-up customer base to broadband services and (2) its ability to sell expanded services into GoRemote’s existing customer base. Further, the Company acquired an R&D and sales force from GoRemote that was familiar with broadband technologies, a much more significant growth segment than iPass’ current dial-up service. The value of the workforce-in-place was subsumed into goodwill as required by SFAS 141, Business Combinations.

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

  The following unaudited pro forma information represents the results of operations for iPass and GoRemote for the years ended December 31, 2006 and 2005 as if the acquisition had been consummated as of January 1, 2006 and 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Total revenue	$187,734	$212,492
Net income (loss) before cumulative change in accounting principle	$(13,124)	$1,935
Net income (loss)	$(12,777)	$1,935
Net income (loss) per share:
Basic	$(0.20)	$0.03
Diluted	$(0.20)	$0.03
Number of shares used in per share calculations:
Basic	64,572,779	63,353,779
Diluted	64,572,779	66,277,342

Note 4. Short-Term Investments

The following tables summarize the Company’s short-term investments as of December 31, 2007 and 2006 (in thousands):

	Short-Term Investments
December 31, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agencies	$4,256	$2	$—	$4,258
Total	$4,256	$2	$—	$4,258

	Short-Term Investments
December 31, 2006	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agencies	$58,818	$19	$(181)	$58,656
Money market securities	$25,051	$1	$—	$25,052
Total	$83,869	$20	$(181)	$83,708

The following table summarizes the principal amounts of the Company’s short-term investments by expected maturity date (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of Dec. 31, 2007
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$4,250	$—	$—	$4,256	$4,258
Total	$4,250	$—	$—	$4,256	$4,258

The Company recognized gross realized losses of $59,000 and gross realized gains of $8,000 for the year ended December 31, 2007.  The Company recognized gross realized losses of $10,000 and gross realized gains of $6,000 for the year ended December 31, 2006.  The Company recognized gross realized gains of $17,000 and gross realized losses of $115,000 for the year ended December 31, 2005.  The Company recognized $3.3 million, $3.7 million and $3.9 million in interest income for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5. Allowance for Doubtful Accounts

Changes in the Company’s allowance for doubtful accounts, including acquired amounts, for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Beginning Balance	Provisions	Charge Offs	Ending Balance
Year ended December 31, 2005	$2,071	$163	$(194)	$2,040
Year ended December 31, 2006	$2,040	$1,667	$(618)	$3,089
Year ended December 31, 2007	$3,089	$29	$(326)	$2,792

Note 6. Property and Equipment

Property and equipment consisted of (in thousands):

	December 31, 2007	December 31, 2006
Equipment	$32,390	$30,283
Furniture and fixtures	4,297	3,794
Computer software and equipment	10,138	10,705
Leasehold improvements	3,882	2,502
	50,707	47,284
Less: Accumulated depreciation and amortization	(41,435)	(36,765)
Property and equipment, net	$9,272	$10,519

Depreciation expense was $5.2 million, $5.3 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7. Goodwill and Acquired Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2006	Adjustment	Acquisition	Amortization	December 31,2007
Goodwill	$78,892	$651	$—	$—	$79,543
Intangibles:
Existing technology	4,361	—	—	(1,612)	2,749
Patent/Core technology	1,564	—	—	(563)	1,001
Maintenance agreements and certain relationships	256	—	—	(67)	189
Customer relationships	6,476	—	—	(1,671)	4,805
Supplier contracts	742	—	—	(238)	504
Internally developed software	306	—	—	(50)	256
	$92,597	$651	$—	$(4,201)	$89,047

In 2007, the beginning balance of goodwill related to the GoRemote acquisition was adjusted by $651,000 for the reversal of temporary differences that were not correctly captured at the date of acquisition.

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Twelve Months Ended December 31,
	2007	2006	2005
Intangibles:
Existing technology	$(1,612)	$(1,612)	$(1,613)
Patent/Core technology	(563)	(563)	(563)
Maintenance agreements and certain relationships	(67)	(66)	(67)
Customer relationships	(1,671)	(1,478)	(125)
Supplier contracts	(238)	(208)	—
Internally developed software	(50)	(44)	—
	$(4,201)	$(3,971)	$(2,367)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,151)	$2,749
Patent/Core technology	4-8 yrs	2,800	(1,799)	1,001
Maintenance agreements and certain relationships	5 yrs	400	(211)	189
Customer relationships	4-7 yrs	8,100	(3,295)	4,805
Supplier contracts	4 yrs	950	(446)	504
Internally developed software	7 yrs	350	(94)	256
		$20,500	$(10,996)	$9,504

	December 31, 2006
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(3,539)	$4,361
Patent/Core technology	4-8 yrs	2,800	(1,236)	1,564
Maintenance agreements and certain relationships	5 yrs	400	(144)	256
Customer relationships	4-7 yrs	8,100	(1,624)	6,476
Supplier contracts	4 yrs	950	(208)	742
Internally developed software	7 yrs	350	(44)	306
		$20,500	$(6,795)	$13,705

  The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
2008	$3,901
2009	2,401
2010	1,241
2011	1,021
2012	875
Thereafter	65
$9,504

Note 8. Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	December 31, 2007	December 31, 2006
Accrued commissions	$4,613	$3,899
Accrued liabilities	5,582	7,408
Deferred rent	945	1,013
Paid time off payable	1,301	1,960
Taxes payable	1,553	1,958
Accrued restructuring liabilities - current	1,794	2,297
	$15,788	$18,535

Note 9. Accrued Restructuring

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

By June 2007, the Company finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations, the Company adjusted the accrual for the difference between initial estimates of severance liability and the final payments ultimately made.  This adjustment of approximately $179,000 was credited to the restructuring expense in the second quarter of 2007.  SFAS No. 146 requires that the excess facilities liabilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations.

 In November 2007, the Company recorded an additional restructuring charge of approximately $3.2 million related to (i) a workforce reduction of 72 employees spread across all functions though focused on sales and marketing, (ii) the abandonment of certain facilities and (iii) abandonment of certain capitalized assets totaling $900,000.  As of December 31, 2007, the Company finalized approximately 56 of the aforementioned terminations and had fully vacated the abandoned facilities.

The following is a summary of restructuring activities (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2005	$—	$—	$—
Restructuring charges	3,028	1,705	4,733
Reclassification of deferred rent	461	—	461
Payments	(444)	(1,302)	(1,746)
Balance as of December 31, 2006	$3,045	$403	$3,448
Restructuring charges	1,093	2,196	3,289
Adjustments	—	(179)	(179)
Net present value accretion	57	—	57
Payments	(1,329)	(1,653)	(2,982)
Write-off of capitalized assets	(900)	—	(900)
Balance as of December 31, 2007	$1,966	$767	$2,733

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs are expected to be fully utilized by the second quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the years ended December 31, 2007 and 2006 (in thousands):

Excess Facility Costs
Balance as of December 31, 2005	$—
Accrued acquisition-related restructuring costs	1,249
Payments	(432)
Balance as of December 31, 2006	$817
Payments	(717)
Balance as of December 31, 2007	$100

  As of December 31, 2007 and 2006, the Company has classified $1.8 million and $2.3 million, respectively, of the restructuring liability in accrued liabilities and remaining $1.0 million and $2.0 million, respectively, in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

Note 10. Income Taxes

Income (loss) before income taxes includes net income (loss) from foreign operations of approximately $2.0 million, $750,000 and $120,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Current
U.S. federal	$—	$(600)	$1,972
State	130	(364)	828
Foreign	629	507	402
	759	(457)	3,202
Deferred
U.S. federal	19,640	(5,966)	5,182
State	2,716	(772)	518
Other	36	—	—
	22,392	(6,738)	5,700
Total provision for (benefit from) income taxes	$23,151	$(7,195)	$8,902

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards.  As of December 31, 2007, the Company placed a full valuation allowance on its net deferred tax assets.  At December 31, 2006, the Company had previously recorded a partial valuation allowance, which was placed on the deferred tax assets relating to the net operating loss and credit carryforwards obtained as a result of the acquisition of GoRemote in 2006, and Safe3w and Mobile Automation in 2004.  The components of deferred tax assets (liabilities) consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$43,278	$41,641
Reserves and accruals	8,834	8,401
Research and development credits	5,722	4,907
Fixed assets	1,967	1,679
Total deferred tax assets	59,802	56,628
Valuation allowance	(56,040)	(28,289)
Net deferred tax assets	$3,762	$28,339

Deferred tax liabilities:
Acquired intangibles	$(3,762)	$(5,316)
Total net deferred tax assets	$—	$23,023

During 2007, the Company increased the valuation allowance by approximately $27.8 million.  As of December 31, 2007, approximately $27.7 million of the total valuation allowance for deferred tax assets relates to net operating loss and credit carryforwards attributable to acquired entities, the benefit from which will be allocated to goodwill rather than current earnings when and if subsequently realized.  These net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.  Also included in the valuation allowance as of December 31, 2007 is approximately $2.7 million related to foreign entities.

For the years ended December 31, 2007, 2006 and 2005, the provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following:

	2007	2006	2005
Federal statutory rate	(35)%	(35)%	35%
State taxes, net of federal benefit	(5)	(4)	5
Foreign taxes	(5)	2	2
Amortization of stock-based compensation	3	2	1
Research and development benefit	(5)	(7)	(4)
Tax exempt interest	(4)	(6)	—
Other	4	2	2
Valuation Allowance	256
Provision for (benefit from) income taxes	209%	(46)%	41%

As of December 31, 2007, the Company had gross cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $106.9 million and $65.4 million, respectively, which expire in various periods through 2027.  Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest such as an IPO.  In addition, the Company has federal net operating losses of $5.7 million and state net operating losses of $5.9 million related to the deduction of stock options vested prior to the adoption of FAS 123(R).

The Company also has research and development tax credit carryforwards of approximately $5.4 million and $4.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts through 2027. The state tax credits can be carried forward indefinitely.

U.S. income taxes were not provided for on a cumulative total of $5.4 million of undistributed earnings for certain foreign subsidiaries.  The major foreign jurisdictions where the Company has operations includes India and the U.K.  The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits).  Fiscal years 2003 to 2007 remain open to examination by the U.S. tax authorities.  It is not practicable to estimate the amount of additional income tax that might be payable upon distribution of the earnings.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN48 did not require a change in the Company’s liability for unrecognized tax benefits. The total amount of unrecognized tax benefits at December 31, 2007 is $3.8 million, and at January 1, 2007 was $3.6 million. If any of these tax benefits that are unrecognized should become recognizable at a future time, it would result in a change in the Company’s annual effective tax rate.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$3,603
Increases for positions taken in prior years	98
Increases for positions related to the current year	563
Settlements with taxing authorities	(510)
Balance at December 31, 2007(1)	$3,754

(1)	$3.0 million is included as a reserve against deferred tax assets and $800,000 is included in accrued liabilities in the consolidated balance sheet.

    It is reasonably possible that the total amount of unrecognized tax benefits will change in 2008.  Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will result from tax positions, primarily related to positions expected to be taken on tax returns for 2008.  We believe it is reasonably possible that unrecognized tax benefits of up to $1.9 million may be  settled in the next twelve months.

    The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  At December 31, 2007, the Company had $290,000 accrued for interest and no accrual for penalties, of which $143,000 was accrued during the year.

    The Company is subject to taxation in the United States and various other foreign jurisdictions.  The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Fiscal years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company are subject, with the exception of California which is open from 2003 to 2007.  The Company has not been audited for U.S. federal income tax matters.  The Company has income tax audits in progress in India and the state of California.  The years under examination by the Indian taxing authorities are 2005 to 2006.  The years under examination by the State of California are 2002 to 2005.  The Indian tax audit is considered a routine audit relating to transfer pricing calculations.  The Company does not believe the examination in India will result in material payments due to the availability of tax holidays, which effectively reduce the tax rate in India to 0% for tax years ending before March 31, 2007.

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

The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; options generally expire 10 years after the date of grant. As of December 31, 2007, 20,897,222 shares were authorized for grant under all plans, including those assumed in the acquisition of GoRemote and there were no shares of common stock subject to repurchase.

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

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006
Risk-free rate	4.73%	4.86%
Expected dividend yield	0%	0%
Expected volatility	49%	50%
Expected life	6.1 years	6.1 years

 Stock option activity under the Plans for the three years ended December 31, 2007 is summarized below:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2004	7,378,671	10,114,986	$4.78
Authorized	3,637,835	—	—
Granted	(1,045,300)	1,045,300	5.88
Exercised	—	(1,041,176)	1.88
Cancelled	771,085	(771,085)	6.09
Balance as of December 31, 2005	10,742,291	9,348,025	$5.12
Authorized	3,248,060	—	—
Options granted	(2,071,823)	2,071,823	6.85
Awards granted	(446,303)	—	—
Assumed in acquisition of GoRemote	—	1,710,353	18.58
Exercised	—	(1,831,995)	3.03
Cancelled	1,897,781	(1,897,781)	7.09
Balance as of December 31, 2006	13,370,006	9,400,425	$7.96
Options granted	(1,445,525)	1,445,525	5.10
Awards granted	(560,094)	—	—
Exercised	—	(473,280)	1.86
Cancelled	2,229,681	(2,164,711)	15.14
Balance at December 31, 2007	12,689,263	8,207,959	$5.92
Exercisable as of December 31, 2005		4,945,870	$4.39
Exercisable as of December 31, 2006		5,703,614	$8.85
Exercisable as of December 31, 2007		5,488,540	$5.94

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except share and per share amounts)
Options outstanding at December 31, 2007	8,207,959	$5.92	6.06	$2,843
Options vested and expected to vest at December, 31, 2007	7,353,474	$5.93	5.78	$2,843
Options exercisable at December 31, 2007	5,488,540	$5.94	4.91	$2,843

The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $2.69. The following is a summary of the weighted average exercise price on the date of grant for all options granted during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price per Share
Exercise price less than fair value	—	$—
Exercise price equal to fair value	1,445,525	$5.10
Exercise price more than fair value	—	$—

The total intrinsic value of options exercised during the year ended December 31, 2007 was $1.5 million. At December 31, 2007, the Company had $4.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, ESPP and options assumed in business combinations that will be recognized over the weighted average period of 1.38 years. Cash received from stock option exercises was $880,000 during the twelve months ended December 31, 2007. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes the options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.10 — 2.10	1,042,636	4.43	$1.37	1,042,636	$1.37
2.60 — 5.05	1,384,528	4.72	4.78	1,308,543	4.79
5.09 — 5.09	994,200	9.07	5.09	—	—
5.13 — 5.30	152,283	8.42	5.23	44,006	5.29
5.32 — 5.35	1,159,597	5.37	5.35	1,003,397	5.35
5.38 — 6.12	829,440	5.97	5.72	628,143	5.76
6.13 — 6.49	887,673	7.43	6.34	374,085	6.43
6.51— 7.59	829,017	7.31	6.89	279,897	7.35
7.68 — 20.02	867,934	4.83	11.62	747,202	11.91
20.80 — 250.00	60,651	4.20	38.03	60,640	38.04
Total	8,207,959	6.06	5.92	5,488,540	5.94

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

A summary of the changes in stock awards outstanding under the Company’s equity-based compensation plan for the periods ended December 31, 2007and 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	446,303	$6.32
Vested	—	$—
Forfeited	(33,950)	$6.39
Nonvested at December 31, 2006	412,353	$6.34
Granted	560,094	$5.09
Vested	(41,667)	$6.01
Forfeited	(131,535)	$5.65
Nonvested at December 31, 2007	799,245	$5.60

The fair value of the Company’s stock awards was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2007, there was $1.3 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 1.30 years.

Employee Stock Purchase Plan

Compensation expense related to the Company’s employee stock purchase plan (“ESPP”) is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006
Risk-free rate	3.89%	4.95%
Expected dividend yield	0%	0%
Expected volatility	46%	55%
Expected life	0.5 to 1 year	0.5 to 1 year

The weighted-average fair value of the purchase rights granted under the ESPP during the year ended December 31, 2007 and 2006 was $1.36 and $1.82, respectively. During the twelve months ended December 31, 2007 and 2006, 424,832 and 408,510 shares, respectively, were issued pursuant to the plan.

Note 12. Stock Repurchase Program

In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. In July 2007, the Company completed the repurchase program and retired a total of approximately 5.6 million shares of common stock for an aggregate purchase price of $30.0 million.  In 2007, the Company repurchased and retired approximately 2.6 million shares for an aggregate purchase price of $13.8 million.

Note 13. Commitments and Contingencies

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases, including payments on leases accounted for under our restructuring plan, as of December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	$7,496
2009	6,785
2010	4,650
2011	3,559
2012 and thereafter	9,322
$31,812

   Rent expense under operating leases for the years ended December 31, 2007, 2006, and 2005 was $5.7 million, $6.8 million and $6.0 million respectively.

   As of December 31, 2007, the Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through December 2010.  In connection with a mobile data provider contract signed in August 2007, the Company agreed to significant annual usage minimum commitments over the term of three years.  Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
2008	$5,068
2009	14,181
2010	15,075
$34,324

  Letter of Credit

In connection with an agreement with a network service provider, the Company entered into an irrevocable letter of credit with Silicon Valley Bank in the amount of $1.5 million. The letter of credit is collateralized by an equal amount of restricted cash and automatically renews for successive one-year periods.  The restricted cash is classified as other assets on the consolidated balance sheet at December 31, 2007,

 Legal Actions

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.  Blue Waters has alleged damages of approximately $9 million.  On July 23, 2007, Carlson Companies filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.  Carlson Companies had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson Companies entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   On August 14, 2007, iPass filed a response to Carlson’s claim denying any liability to Carlson.   The Court has ordered the parties to participate in mediation and conclude such mediation by July 1, 2008.  The Court has scheduled a trial on the issues for August 11, 2008. No loss has been accrued as a loss is not probable or estimable as of December 31, 2007.

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

  In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement.  On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement.  On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc.  On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the settlement was terminated and will not receive final approval.  Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  The “focus case” issuers filed motions to dismiss the claims against them in November 2007.  Both motions are pending.  No loss has been accrued as a loss is not probable or estimable as of December 31, 2007.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Note 14. Employee 401(k) Plan

Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching contributions. Beginning January 1, 2006, the Company provided a 50% match to employee contributions up to 6% of an employee’s total compensation.  The Company’s matching contributions to the plan totaled $716,000 and $792,000 for the years ended December 31, 2007 and 2006, respectively.

Note 15. Net Income (Loss) Per Common Share

In accordance with SFAS 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by the company as well as unvested restricted stock awards. As such, basic net income (loss) per share excludes 352,778 shares subject to repurchase for the year ended 2005.  There were no shares subject to repurchase for the years ended December 31, 2007 or 2006.  Basic net income (loss) excludes 799,245 and 323,303 shares of unvested restricted stock for the years ended December 31, 2007 and 2006, respectively. These shares have been included in diluted net income (loss) per share to the extent that the inclusion of such shares is not anti-dilutive. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$(34,214)	$(8,089)	$12,895
Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	63,211,888	64,572,603	63,353,779
Effect of dilutive securities:
Stock options	--	--	2,923,563
Denominator for diluted net income (loss) per common share — adjusted	63,211,888	64,572,603	66,277,342
Basic net income (loss) per common share	$(0.54)	$(0.13)	$0.20
Diluted net income (loss) per common share	$(0.54)	$(0.13)	$0.19

  The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,
	2007	2006	2005
Options to purchase common stock	8,207,959	9,400,425	1,904,406
Unvested restricted stock awards	799,245	323,303	--

The weighted-average exercise price of options to purchase common stock excluded from the computation was $5.92, $7.70 and $10.00 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 38%, 40% and 45% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues in the United Kingdom accounted for 11%, 11% and 14% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth disaggregated revenue by type as reviewed by the Company's chief operating decision maker (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Broadband	$75,073	$39,936	$8,815
Dial-up	67,826	105,682	138,057
Service fees and other	48,833	37,093	22,501
	191,732	182,711	169,373

    Substantially all of the Company’s long-lived assets are located in the United States. Revenues in the United States were $119.3 million for the year ended December 31, 2007.

Note 17. Subsequent Event

On February 12, 2008, the Company's Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30 million of outstanding common stock from time to time on the open market or through privately negotiated transactions.  The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.
By: /s/ Kenneth D. Denman	By: /s/ Frank E. Verdecanna
Kenneth D. Denman, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Frank E. Verdecanna, Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  March 17, 2008

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

Signature	Title	Date

/s/ Kenneth D. Denman	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
Kenneth D. Denman

/s/ Frank E. Verdecanna	Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008
Frank E. Verdecanna

/s/ A. Gary Ames	Director	March 17, 2008
A. Gary Ames

/s/ John D. Beletic	Director	March 17, 2008
John D. Beletic

/s/ Peter G. Bodine	Director	March 17, 2008
Peter G. Bodine

/s/ Peter C. Clapman	Director	March 17, 2008
Peter C. Clapman

/s/ Michael J. McConnell	Director	March 17, 2008
Michael J. McConnell

/s/ Arthur C. Patterson	Director	March 17, 2008
Arthur C. Patterson

/s/ Olof Pripp	Director	March 17, 2008
Olof Pripp

/s/ Allan R. Spies	Director	March 17, 2008
Allan R. Spies

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.(1)
2.2		Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005.(2)
3.1		Amended and Restated Certificate of Incorporation.(3)
3.2		Amended and Restated Bylaws (3)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Specimen stock certificate.(3)
10.1	*	2003 Equity Incentive Plan and form of related agreements, as amended.(3)
10.1.1	*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan (containing additional vesting terms).(4)
10.2	*	2003 Non-Employee Directors Plan, as amended.(5)
10.2.1	*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan (12)
10.2.2	*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan (12)
10.3	*	1999 Stock Option Plan and form of related agreements.(3)
10.4	*	1997 Stock Option Plan and form of related agreements.(3)
10.5	*	Interim 1999 Stock Option Plan.(3)
10.6	*	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(3)
10.7	*	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(3)
10.8		Lease Agreement, dated October 26, 1999, between Registrant and Westport Joint Venture (as amended).(3)
10.9		Amended and Restated Investor Rights Agreement, dated August 8, 2000, between Registrant, founders and holders of the Registrant’s Preferred Stock.(3)
10.10		Form of Indemnity Agreement.(3)
10.11	*	Employment Agreement, dated November 13, 2001, between Registrant and Kenneth D. Denman.(3)
10.12	*	Form of Offer Letter to Executive Officers.(3)
10.13		OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(4)
10.14		Support Agreement, dated February 29, 2000, by and between RSA Security, Inc.(4)
10.15		Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant, and modifications thereto.(3)
10.16	*	2007 Annual Executive Management Bonus Plan.(6)
10.17	*	Outside Director Compensation Arrangement.(7)
10.18	*	Executive Officer Cash Compensation Arrangement.(8)
10.19	*	Offer Letter to Thomas Thimot dated December 9, 2005.(9)
10.20	*	Transition Agreement with John Thuma dated January 20, 2006.(10)
10.21	*	Letter Agreement pursuant to which Michael J. McConnell and Peter C. Clapman were elected to Registrant’s Board of Directors.(11)
10.22	*	Description of iPass 2007 Annual Executive Management Bonus Plan and Annual Target Bonuses for named executive officers. (14)
10.23	*	iPass Inc. Executive Corporate Transaction and Severance Benefit Plan, and participants therein (15)
10.24	*	Amendment to Employment Agreement, dated December 20, 2007, between iPass Inc. and Kenneth D. Denman. (16)
10.25	*	Description of iPass 2008 Annual Executive Management Bonus Plan and Annual Target Bonuses for named executive officers. (17)
10.26	*	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan. (8)
10.27	*	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan. (8)
10.28	*	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan. (8)
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (reference is made to the signature page of this Form 10-K).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
(1)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on March 15, 2005, and incorporated by reference herein.

(2)
Previously filed as exhibit 10.22 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on December 12, 2005, and incorporated by reference herein.

(3)
Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Commission No. 333-102715), as amended, originally filed with the Securities and Exchange Commission on January 24, 2003, as amended, and incorporated by reference herein.

(4)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on March 16, 2006, and incorporated by reference herein

(5)
Previously filed as exhibit 10.1 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on August 16, 2006, and incorporated by reference herein.

(6)	Previously filed as Item 5.02 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on February 13, 2007, and incorporated by reference herein.
(7)
Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2007, and incorporated by reference herein.

(8)	Filed as the like-described exhibit to iPass’ Quarterly Report on Form 10-Q (Commission No. 000-50327), filed with the SEC on May 10, 2007, and incorporated herein by reference.
(9)
Previously filed as exhibit 10.23 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(10)
Previously filed as exhibit 10.24 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on February 16, 2006, and incorporated by reference herein.

(11)	Previously filed as exhibit 99.1 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on February 21, 2007.
(12)
Previously filed as the like-numbered exhibit to our Annual Report on form 10-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on March 29, 2007, and incorporated by reference herein

(13)
Previously filed as exhibit 3.1 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on November 13, 2007, and incorporated by reference herein.

(14)	Previously filed as the description in Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.
(15)
Previously filed as the like-described exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC on August 15, 2007, and incorporated herein by reference. Participation in the plan by executive officers is described in Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

(16)	Previously filed as the like-described exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC on December 26, 2007, and incorporated herein by reference.
(17)
Previously filed as the like-described exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC on February 15, 2008, and incorporated herein by reference. Participation in the plan by executive officers is described in Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement