Form 10-Q
period 2008-05-09
IPASS INC
filed 2008-05-09
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from/to

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2008 was 61,810,202.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$67,416	$70,907
Short-term investments	2,537	4,258
Accounts receivable, net of allowance for doubtful accounts of $1,462 and $2,792, respectively	36,562	35,938
Prepaid expenses and other current assets	6,720	7,116
Short-term deferred income tax assets	575	575
Total current assets	113,810	118,794
Property and equipment, net of accumulated depreciation of $42,860 and $41,435, respectively	10,424	9,272
Other assets	5,741	4,876
Acquired intangible assets, net	8,454	9,504
Goodwill	79,543	79,543
Total assets	$217,972	$221,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,470	$15,923
Accrued liabilities	13,972	15,788
Deferred revenue — short-term	5,415	6,606
Total current liabilities	36,857	38,317
Deferred tax liability — long-term	575	575
Deferred revenue — long-term	1,722	949
Other long-term liabilities	845	1,040
Total liabilities	39,999	40,881
Stockholders’ equity:
Common stock	61	62
Additional paid-in capital	239,952	241,703
Accumulated other comprehensive income (loss)	5	15
Accumulated deficit	(62,045)	(60,672)
Total stockholders’ equity	177,973	181,108
Total liabilities and stockholders’ equity	$217,972	$221,989

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$48,112	$46,888
Operating expenses (1):
Network access	20,500	16,270
Network operations	8,674	8,198
Research and development	4,456	5,456
Sales and marketing	10,309	13,426
General and administrative	5,319	5,744
Restructuring charges	4	32
Amortization of intangibles	1,050	1,050
Total operating expenses	50,312	50,176
Operating loss	(2,200)	(3,288)
Interest income	589	739
Loss before income taxes	(1,611)	(2,549)
Benefit from income taxes	(238)	(2,081)
Net loss	$(1,373)	$(468)
Net loss per share:	$(0.02)	$(0.01)
Number of shares used in per share calculations:	61,615,143	62,932,111
____________
(1)Stock-based compensation is included in the following expense line items:
Network operations	$273	$135
Research and development	189	274
Sales and marketing	337	242
General and administrative	546	546

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,373)	$(468)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation for employees	1,345	1,197
Amortization of acquired intangibles	1,050	1,050
Depreciation and amortization	1,360	1,317
Deferred income tax	—	(1,893)
Provision for doubtful accounts	53	229
Realized gain on investments	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	(677)	(3,614)
Prepaid expenses and other current assets	396	(1,003)
Other assets	(865)	502
Accounts payable	1,547	224
Accrued liabilities	(1,816)	30
Deferred revenues	(418)	(102)
Other liabilities	(195)	(318)
Net cash provided by (used in) operating activities	378	(2,849)
Cash flows from investing activities:
Purchases of short-term investments	(71,613)	(75,416)
Sales and maturities of short-term investments	73,438	113,022
Purchases of property and equipment	(2,597)	(949)
Net cash provided by (used in) investing activities	(772)	36,657
Cash flows from financing activities:
Proceeds from issuance of common stock	75	204
Cash used in repurchase of common stock	(3,172)	(7,020)
Net cash used in financing activities	(3,097)	(6,816)
Net increase (decrease) in cash and cash equivalents	(3,491)	26,992
Cash and cash equivalents at beginning of period	70,907	15,492
Cash and cash equivalents at end of period	$67,416	$42,484

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying financial data has been prepared by iPass Inc. (the “Company” or “iPass”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 of the Company’s audited Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in the Annual Report on Form 10-K. These accounting policies have not significantly changed except as noted below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the condensed consolidated balance sheet, statement of operations or statement of cash flows. See Note 3 for information and related disclosures regarding fair value measurements.

Since adoption of SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, the Company has elected to use the simplified method to estimate the expected term as permitted by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 107 (“SAB 107”) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

Recent Accounting Pronouncements

With the exception of the financial accounting standards board statement defined below, there have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2008 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Company is currently evaluating the impact of the pending adoption of Statement 161 on its consolidated financial statements.

Note 3. Financial Instruments

SFAS 157, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the use of observable market data, when available, and the minimization of the use of unobservable inputs when determining fair value.

Certain financial assets and liabilities are measured at fair value on a recurring basis, including available-for-sale fixed income and equity securities. Cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.  The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The fair value of these financial assets was determined using the following inputs at March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$9,336	$9,336	$—	$—
Fixed income available-for-sale securities (2)	$51,609	$—	$51,609	$—
Total	$60,945	$9,336	$51,609	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)
Fixed income available-for-sale securities include commercial paper (85% of total) and bonds of government agencies (15% of total). Included in fixed income available-for-sale securities is approximately $49.0 million of cash equivalents. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

Note 4. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2007 Balance	Amortization	March 31, 2008 Balance
Goodwill	$79,543	$—	$79,543
Intangibles:
Existing technology	2,749	(403)	2,346
Patent/Core technology	1,001	(141)	860
Maintenance agreements and certain relationships	189	(17)	172
Customer relationships	4,805	(418)	4,387
Supplier contracts	504	(59)	445
Internally developed software	256	(12)	244
	$89,047	$(1,050)	$87,997

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2008	2007
Intangibles:
Existing technology	$(403)	$(403)
Patent/Core technology	(141)	(141)
Maintenance agreements and certain relationships	(17)	(17)
Customer relationships	(418)	(418)
Supplier contracts	(59)	(59)
Internally developed software	(12)	(12)
	$(1,050)	$(1,050)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,554)	$2,346
Patent/Core technology	4-8 yrs	2,800	(1,940)	860
Maintenance agreements and certain relationships	5 yrs	400	(228)	172
Customer relationships	4-7 yrs	8,100	(3,713)	4,387
Supplier contracts	4 yrs	950	(505)	445
Internally developed software	7 yrs	350	(106)	244
		$20,500	$(12,046)	$8,454

	December 31, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,151)	$2,749
Patent/Core technology	4-8 yrs	2,800	(1,799)	1,001
Maintenance agreements and certain relationships	5 yrs	400	(211)	189
Customer relationships	4-7 yrs	8,100	(3,295)	4,805
Supplier contracts	4 yrs	950	(446)	504
Internally developed software	7 yrs	350	(94)	256
		$20,500	$(10,996)	$9,504

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2008	$2,850
2009	2,401
2010	1,241
2011	1,021
2012	876
2013 and thereafter	65
$8,454

Note 5. Accrued Restructuring

In June and September 2006, the Company recorded a restructuring charge totaling approximately $1.7 million related to the workforce reduction of 58 iPass employees, across all functions. In November 2006, the Company recorded an additional restructuring charge of $3.0 million related to excess iPass facilities. The severance costs were recorded pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43, and the excess facility costs were recorded pursuant to  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146").

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

By February 2008, the Company finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations as well as some additional charges related to abandoned facilities, the Company adjusted the accrual for the difference between initial estimates of severance and facility liability and the final payments ultimately made.  This adjustment of approximately $17,000 was credited to the restructuring expense in the first quarter of 2008.

The following is a summary of restructuring activities for the quarter ended March 31, 2008 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2007	$1,966	$768	$2,734
Payments	(320)	(743)	(1,063)
Adjustments	8	(25)	(17)
Net book value accretion	21		21
Balance as of March 31, 2008	$1,675	$—	$1,675

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs were fully utilized by the first quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the quarter ended March 31, 2008 (in thousands):

Excess Facility Costs
Balance as of December 31, 2007	$100
Payments	(100)
Balance as of March 31, 2008	$—

As of March 31, 2008, the Company has classified $831,000 of the restructuring liability in accrued liabilities and remaining $844,000 in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

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

The Company recorded net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the fourth quarter of 2007, the Company recorded the impact of a full valuation allowance on the remaining net balance of deferred income tax assets.  In the event management were to determine that the Company would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes. To the extent the valuation allowance relates to acquired entities, the recognition of any future tax benefits would first reduce goodwill and then reduce the provision for income taxes.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the benefit of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not require a change in the Company’s liability for unrecognized tax benefits. The total amount of unrecognized tax benefits at March 31, 2008 and December 31, 2007 was $3.8 million. If any of these tax benefits that are unrecognized should become recognizable at a future time, the Company would reverse the associated liability resulting in a change in the Company’s annual effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax provision. At March 31, 2008, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $330,000, and at December 31, 2007 was $290,000.

The Company is subject to taxation in the United States and various other foreign jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Fiscal years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company are subject, with the exception of California which is open from 2003 to 2007. The Company has not been audited for U.S. federal income tax matters, but was recently notified by the IRS that years 2004 to 2006 will be subject to examination beginning in May, 2008. The Company has income tax audits in progress in India and the State of California. The years under examination by the Indian taxing authorities are 2005 to 2006. The years under examination by the State of California are 2002 to 2005. The Indian tax audit is considered a routine audit relating to transfer pricing calculations. Management does not believe the examination in India will result in material payments due to the availability of tax holidays, which effectively reduce the tax rate in India to 0% for tax years ending before March 31, 2007.

As mentioned above, the Company is currently under examination by the State of California, which is challenging various tax issues for the years 2002 to 2005. Management has reviewed proposed adjustments and recorded reserves for the estimated liability related to these tax issues. During 2007, the Company reached a tentative settlement with the State of California and paid $510,000.    The Company anticipates that this matter will be settled with the State of California during the next twelve months.  Additionally, the Company believes that it is reasonably possible that unrecognized tax benefits of up to $1.9 million may be settled in the next twelve months.

Note 7. Stock Repurchase Program

In February 2008, the Company's Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30 million of outstanding common stock from time to time on the open market or through privately negotiated transactions.  The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

Through March 31, 2008, the Company repurchased a total of approximately 1.1 million shares of common stock for an aggregate purchase price of $3.2 million.  Of the shares repurchased during the quarter, 1.1 million shares will be retired by the end of the second quarter of fiscal 2008.

Note 8. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net income and unrealized losses on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,373)	$(468)
Comprehensive income (loss):
Net change in accumulated unrealized income (loss) on available-for- sale securities	(10)	21
Total comprehensive loss	$(1,383)	$(447)

Note 9. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(1,373)	$(468)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	61,615,143	62,932,111
Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	61,615,143	62,932,111
Basic net loss per common share	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.02)	$(0.01)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock	7,346,313	9,782,393
Restricted stock awards	1,502,480	891,446
Total	8,848,793	10,673,839

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

Future minimum purchase commitments under these agreements as of March 31, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	3,946
2009	13,297
2010	15,128
$32,371

The Company leases facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of March 31, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	$5,549
2009	6,785
2010	4,651
2011	3,559
2012	2,728
2013 and thereafter	6,593
$29,865

At March 31, 2008, the Company had no material commitments for capital expenditures.

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

No individual customer represented 10% or more of total revenues for the three months ended March 31, 2008 or 2007.  The only individual country, outside the United States, to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 13% of total revenues for the three months ended March 31, 2008 and 2007, respectively.

Note 12. Legal Contingencies

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.  Blue Waters has alleged damages of approximately $9 million.  On July 23, 2007, Carlson Companies filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.  Carlson Companies had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson Companies entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.   Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.   Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.   On August 14, 2007, iPass filed a response to Carlson’s claim denying any liability to Carlson.   The Court has ordered the parties to participate in mediation and conclude such mediation by July 1, 2008.  The Court has scheduled a trial on the issues for August 11, 2008. No loss has been accrued as a loss is not probable or estimable as of March 31, 2008.

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

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement.  On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement.  On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, the Second Circuit Court of Appeals vacated an earlier decision by the district court certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc.  On April 6, 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the settlement was terminated and will not receive final approval.  Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases.  The “focus case” issuers filed motions to dismiss the claims against them in November 2007.  Both motions are pending.  No loss has been accrued as a loss is not probable or estimable as of March 31, 2008.

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

Company Overview

We deliver simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations. Our device management services close the gaps in protecting computers, network assets, user identities and data whenever users connect over the Internet. Our connectivity services utilize the iPass global virtual network, a unified network of 550 of dial-up, wireless, and broadband providers in over 160 countries.

Overview of the three months ended March 31, 2008

Our overall revenues increased slightly for the three months ended March 31, 2008 as compared to the same period in 2007.  Increases in revenues from broadband, software and services fees of $10.0 million were partially offset by an $8.8 million decline in dial-up revenue for the three months ended March 31, 2008.The increase was driven primarily by increased revenues from minimum commitment shortfalls as well as our customer’s migration from dial-up to broadband as the preferred method of connecting to their corporate networks.

We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 94,000 Wi-Fi and wired hotspots worldwide, approximately 92,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2008 over 2007.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as to continue to increase fee revenues from device management and other fee based services.  In 2008, we expect to see continued growth in our business.  However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill substantially all customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per active user per month with additional charges for excess time.  Substantially all enterprise customers commit to a one to three year contract term.  Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount.  The difference between the minimum commitment and actual usage is recognized as fee revenue based on our estimate of cash that will ultimately be collected related to the minimum commitment.  Our usage-based revenues, which consist of dial-up and broadband usage, represented 74% and 76% of our revenues for the three months ended March 31, 2008 and 2007, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 50% and 33% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

We also provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship. We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 26% and 24% of our revenues for the three months ended March 31, 2008 and 2007, respectively.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2008 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenue
	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Total revenue	$48,112	$46,888	$1,224	2.6%

Total revenue increased in the three months ended March 31, 2008, as compared to the same period in 2007, due the increase in service fees and other as a result of increased revenue from minimum commitment shortfalls.  The increase in broadband revenues from the addition of new customers signed over the last year and the increase in existing customers’ mobile broadband usage was offset by a continued decline in dial-up revenue as customers migrated from dial-up to broadband as the preferred method of connecting to their corporate networks.

A breakdown of revenue by type is as follows:

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Broadband	$24,074	$15,435	$8,639	56.0%
As a percentage of revenue	50.0%	32.9%
Dial up	$11,511	$20,335	$(8,824)	(43.4%)
As a percentage of revenue	23.9%	43.4%
Services fees and other	$12,527	$11,118	$1,409	12.7%
As a percentage of revenue	26.0%	23.7%

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as we expect the use of dial-up as a primary means of enterprise connectivity to continue to decline, but we cannot reasonably estimate if the decline will be consistent with that seen from 2007 to 2008.

International revenues accounted for approximately 38% of total revenues for each of the three months ended March 31, 2008 and 2007, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 27% and 28% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Revenues in the Asia Pacific region represented 7% and 8% of total revenues for the three months ended March 31, 2008 and 2007, respectively. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 13% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2008 and 2007.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or otherwise time-based, that we pay to our network service providers and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Network access expenses	$20,500	$16,270	$4,230	26.0%
As a percent of revenue	42.6%	34.70%

The growth in network access expenses in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to increased usage of our virtual network with respect to our broadband services.  Although network access costs for broadband access are higher than those for dial, we expect that as broadband revenues continue to increase we will have the ability to negotiate lower rates for access to broadband networks.  To the extent revenues increase, we expect network access expenses to increase in absolute dollars and remain relative constant as a percentage of revenues.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Network operations expenses	$8,674	$8,198	$476	5.8%
As a percent of revenue	18.0%	17.5%

The increase in network operations expenses for the three months ended March 31, 2008 from the same period of 2007 in absolute dollars was due primarily to $308,000 in mobile data card subsidies.  In the first quarter of 2007, we began capitalizing the subsidy of mobile data card costs for cards sold to customers with which we have a history of profitability.  Those capitalized costs will be amortized over the remaining contract term for each customer.  To the extent that we continue to increase mobile data card sales, we expect that mobile data card subsidies and capitalized costs will increase in absolute dollars.  The remaining portion of the increase was due to individually insignificant items.  We expect that our network operations expenses will remain relatively constant for the remainder of the year.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Research and development expenses	$4,456	$5,456	$(1,000)	(18.3)%
As a percent of revenue	9.3%	11.6%

The decrease in research and development expenses for the three months ended March 31, 2008 from the same period of 2007 in absolute dollars was primarily due to transition of research and development work to India.  This resulted in a reduction in compensation expense of approximately $918,000 due to lower compensation rates for India-based employees.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our research and development expenses will remain relatively constant for the remainder of the year, and to the extent revenues increase, will decrease slightly as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs and are as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
Sales and marketing expenses	$10,309	$13,426	$(3,117)	(23.2)%
As a percent of revenue	21.4%	28.6%

The decrease in sales and marketing expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 in absolute dollars was due primarily to approximately $2.4 million decrease in commission, compensation and benefits expenses resulting from sales personnel terminated as part of our 2007 restructuring activities.  The decreased sales personnel also resulted in an additional $114,000 reduction in consulting expense.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $460,000.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our sales and marketing expenses will remain relatively constant for the remainder of the year, and to the extent revenues increase, will decrease slightly as a percentage of revenues.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2008	2007		$	%
General and administrative expenses	$5,319	$5,744	$(425)		(7.4%)
As a percent of revenue	11.1%	12.3%

The decrease in general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily driven by a reduction of bad debt expense of approximately $282,000 and reduction of rent expense of approximately $240,000 due to facilities abandoned as part of our restructuring activities in 2007.  This decrease is offset in part by various individually insignificant items.  We expect that our general and administrative expenses will remain relatively constant and decrease as a percentage of revenue to the extent that revenues increase.

Restructuring Charges

By February 2008, we finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance related to the restructuring charge recorded in November 2007.  As a result of finalizing all such terminations as well as some additional charges related to abandoned facilities, we adjusted the accrual for the difference between initial estimates of severance and facility liabilities and the final payments ultimately made.  This adjustment of approximately $17,000 was credited to the restructuring expense in the first quarter of 2008.  SFAS No. 146 requires that liabilities recorded related to abandoned facilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term.  The accretion of $21,000 and $32,000 for the three months ended March 31, 2008 and 2007, respectively, is reported in the restructuring expense line on the condensed consolidated statements of operations.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million for each of the three months ended March 31, 2008 and 2007, respectively, due to acquisitions completed prior to 2007.

Non-Operating Expenses

Interest Income

Interest income includes interest income on cash, cash equivalents, and short-term investment balances. Interest income and other was $589,000 and $739,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest income compared to the same period in the prior year was due to the reduction in cash, cash equivalents, and short-term investment balances as a result of the repurchase of outstanding common stock and capital expenditures.

Benefit from Income Taxes

The benefit from income taxes was $238,000 and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in benefit from income taxes is primarily due to the establishment of a valuation allowance against net deferred tax assets in 2007 due to continued losses in the US jurisdictions, as compared to the same periods in 2007.  The $238,000 benefit recorded  in the three months ended March 31, 2008 primarily relates to the release of foreign tax reserves from prior periods, net of foreign and minimum taxes in the current period.  The effective tax rate was (15)% and (82)% for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Since our initial public offering of common stock in July 2003, our principal source of funding has been cash from operations. As of March 31, 2008, our principal source of liquidity was $70.0 million of cash, cash equivalents and short-term investments as compared to $75.2 million at December 31, 2007.

Net cash provided by operating activities was $378,000 for the three months ended March 31, 2008, primarily due to the payout of year-end commission accruals offset by slower payment of vendor invoices.  Net cash used in operating activities of $2.8 million for the three months ended March 31, 2007 was primarily due to an increase in accounts receivable of $3.6 million resulting from the delayed receipt of customer payments.

Net cash used in investing activities was $772,000 for the three months ended March 31, 2008 which was primarily related to the purchases of property and equipment of $2.6 million partially offset with net maturities of short-term investments of $1.8 million.  The cash provided by investing activities for the three months ended March 31, 2007 of $36.7 million was primarily related to the sales of investments for the repurchase of our common stock.

Net cash used in financing activities for the three months ended March 31, 2008 was $3.1 million, as compared to $6.8 million of cash used in financing activities for the three months ended March 31, 2007. Net cash used in financing activities for the first three months of 2008 was primarily due to $3.2 million for the repurchase of approximately 1.1 million shares of common stock. Net cash used in financing activities in the first three months of 2007 was primarily due $7.0 million for the repurchase of approximately 1.3 million shares of common stock.

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

In March 2008, we recorded a $323,000 liability for minimum purchase commitment shortfall with a service provider.  Future minimum purchase commitments under these agreements as of March 31, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	3,946
2009	13,297
2010	15,128
$32,371

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of March 31, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	$5,549
2009	6,785
2010	4,651
2011	3,559
2012	2,728
2013 and thereafter	6,593
$29,865

In addition, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), we have recorded a $3.8 million reserve as of March 31, 2008.  Included in these unrecognized tax benefits is $330,000 for accrued interest. We believe that it is reasonably possible that unrecognized tax benefits of up to $1.9 million may be settled in the next twelve months.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were both 38% of our revenues in 2007 and in the first three months of 2008, of which approximately 27% and 7% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Interest Rate Sensitivity

As of March 31, 2008, we had cash, cash equivalents, and short-term investments totaling $70.0 million, as compared to $75.2 million as of December 31, 2007 which decreased primarily due to cash outlays to repurchase shares of our outstanding common stock. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

The following compares the principal amounts of short-term investments by expected maturity as of March 31, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of March 31, 2008
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$—	$2,500	$—	$2,511	$2,508
Total	$—	$2,500	$—	$2,511	$2,508

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of December 31, 2007
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$4,250	$—	$—	$4,256	$4,258
Total	$4,250	$—	$—	$4,256	$4,258

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, have not substantively changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2008, iPass announced that its Board of Directors approved a two-year stock repurchase program which authorizes iPass to repurchase up to $30.0 million of its outstanding common stock. A total of $3.2 million of stock was repurchased in the first quarter of 2008, leaving approximately $26.8 million that may be used for future repurchases, as set forth in the table below:

Issuer Purchases of Equity Securities(1)

In thousands, except share and per share amounts	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1, 2008 to January 31, 2008	—	$—	—	$30,000
February 1, 2008 to February 28, 2008	337,500	$2.96	337,500	$29,000
March 1, 2008 to March 31, 2008	746,059	$2.91	1,083,559	$26,828
Total	1,083,559	$2.93	1,083,559	$26,828

(1)  See first paragraph of this section for the information required to be described in the footnote to this table.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	iPass 2008 Annual Executive Management Bonus Plan(5)
10.2	Bonus arrangement with Anurag Lal(6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(4) Filed as exhibit 3.1 to iPass’ Current Report on Form 8-K (Commission No. 000- 50327), filed November 9, 2007, and incorporated herein by reference.

(5) Incorporated by reference from the description in Item 5.02 of iPass’ Current Reports on Form 8-K (Commission No. 000- 50327), filed February 15, 2008 and March 27, 2008.

(6) Incorporated by reference from the description in Item 5.02 of iPass’ Current Report on Form 8-K (Commission No. 000- 50327), filed February 22, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 9, 2008	/s/ Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
10.1	iPass 2008 Annual Executive Management Bonus Plan(5)
10.2	Bonus arrangement with Anurag Lal(6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(4) Filed as exhibit 3.1 to iPass’ Current Report on Form 8-K (Commission No. 000- 50327), filed November 9, 2007, and incorporated herein by reference.

(5) Incorporated by reference from the description in Item 5.02 of iPass’ Current Reports on Form 8-K (Commission No. 000- 50327), filed February 15, 2008 and March 27, 2008.

(6) Incorporated by reference from the description in Item 5.02 of iPass’ Current Report on Form 8-K (Commission No. 000- 50327), filed February 22, 2008.