Form 10-Q
period 2008-08-11
IPASS INC
filed 2008-08-11
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2008 was 62,736,284.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,130	$70,907
Short-term investments	17,564	4,258
Accounts receivable, net of allowance for doubtful accounts of $875 and $2,792, respectively	37,911	35,938
Prepaid expenses and other current assets	6,888	7,116
Deferred income tax assets	575	575
Total current assets	115,068	118,794
Property and equipment, net of accumulated depreciation of $32,658 and $41,435, respectively	9,739	9,272
Other assets	6,305	4,876
Acquired intangible assets, net	7,404	9,504
Goodwill	79,543	79,543
Total assets	$218,059	$221,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,152	$15,923
Accrued liabilities	13,236	15,788
Deferred revenue — short-term	5,749	6,606
Total current liabilities	38,137	38,317
Deferred tax liability — long-term	575	575
Deferred revenue — long-term	1,723	949
Other long-term liabilities	644	1,040
Total liabilities	41,079	40,881
Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	240,421	241,703
Accumulated other comprehensive income (loss)	(14)	15
Accumulated deficit	(63,490)	(60,672)
Total stockholders’ equity	176,980	181,108
Total liabilities and stockholders’ equity	$218,059	$221,989

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$48,616	$47,597	$96,728	$94,485
Operating expenses (1):
Network access	20,941	17,273	41,441	33,543
Network operations	8,725	8,783	17,399	16,981
Research and development	3,988	5,438	8,443	10,895
Sales and marketing	10,371	13,868	20,680	27,294
General and administrative	5,805	5,059	11,124	10,818
Restructuring charges	26	(169)	30	(152)
Amortization of intangibles	1,050	1,050	2,100	2,100
Total operating expenses	50,906	51,302	101,217	101,479
Operating loss	(2,290)	(3,705)	(4,489)	(6,994)
Interest income and other, net	367	851	956	1,600
Loss before income taxes	(1,923)	(2,854)	(3,533)	(5,394)
Benefit from income taxes	(478)	(541)	(715)	(2,623)
Net loss	$(1,445)	$(2,313)	$(2,818)	$(2,771)

Net loss per share, basic and diluted:	$(0.02)	$(0.04)	$(0.05)	$(0.04)
Number of shares used in per share calculations:	61,539,722	63,097,688	61,305,563	63,333,332

____________
(1)Stock-based compensation is included in the following expense line items:
Network operations	$285	$258	$558	$393
Research and development	41	327	230	601
Sales and marketing	(176)	527	161	769
General and administrative	941	655	1,487	1,201

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,818)	$(2,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock-based compensation for employees	2,436	2,963
Amortization of acquired intangibles	2,100	2,100
Depreciation and amortization	2,930	2,612
Deferred income tax	—	(832)
Provision for doubtful accounts	(114)	(407)
Realized loss on investments	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,859)	(2,750)
Prepaid expenses and other current assets	228	(1,645)
Other assets	(1,007)	80
Accounts payable	3,229	1,071
Accrued liabilities	(2,982)	(4,456)
Deferred revenues	(192)	—
Other liabilities	(396)	(48)
Net cash provided by (used in) operating activities	1,526	(4,083)
Cash flows from investing activities:
Purchases of short-term investments	(137,287)	(238,957)
Maturities of short-term investments	123,969	281,265
Restricted cash pledged for letter of credit	(422)	(1,010)
Purchases of property and equipment	(3,385)	(2,629)
Net cash provided by (used in) investing activities	(17,125)	38,669
Cash flows from financing activities:
Proceeds from issuance of common stock	494	1,673
Cash used in repurchase of common stock	(3,672)	(12,055)
Net cash used in financing activities	(3,178)	(10,382)
Net increase (decrease) in cash and cash equivalents	(18,777)	24,204
Cash and cash equivalents at beginning of period	70,907	15,492
Cash and cash equivalents at end of period	$52,130	$39,696

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

With the exception of the financial accounting standards board statements defined below, there have been no significant changes in recent accounting pronouncements during the six months ended June 30, 2008 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The impact of FSP 142-3 will depend on the Company’s future acquisition activity.

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

Certain financial assets and liabilities are measured at fair value on a recurring basis, including available-for-sale fixed income and equity securities. Cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The fair value of these financial assets was determined using the following inputs at June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,549	$6,549	$—	$—
Fixed income available-for-sale securities (2)	$50,755	$—	$50,755	$—
Total	$57,304	$6,549	$50,755	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)
Fixed income available-for-sale securities include commercial paper (92% of total) and bonds of government agencies (8% of total). Included in fixed income available-for-sale securities is approximately $33.1 million of cash equivalents. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

Note 4. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2007 Balance	Amortization	June 30, 2008 Balance
Goodwill	$79,543	$—	$79,543
Intangibles:
Existing technology	2,749	(806)	1,943
Patent/Core technology	1,001	(281)	720
Maintenance agreements and certain relationships	189	(33)	156
Customer relationships	4,805	(836)	3,969
Supplier contracts	504	(119)	385
Internally developed software	256	(25)	231
	$89,047	$(2,100)	$86,947

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Intangibles:
Existing technology	$(403)	$(403)	$(806)	$(806)
Patent/Core technology	(141)	(141)	(281)	(281)
Maintenance agreements and certain relationships	(17)	(17)	(33)	(33)
Customer relationships	(418)	(418)	(836)	(836)
Supplier contracts	(58)	(58)	(119)	(119)
Internally developed software	(13)	(13)	(25)	(25)
	$(1,050)	$(1,050)	$(2,100)	$(2,100)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,957)	$1,943
Patent/Core technology	4-8 yrs	2,800	(2,080)	720
Maintenance agreements and certain relationships	5 yrs	400	(244)	156
Customer relationships	4-7 yrs	8,100	(4,131)	3,969
Supplier contracts	4 yrs	950	(565)	385
Internally developed software	7 yrs	350	(119)	231
		$20,500	$(13,096)	$7,404

	December 31, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,151)	$2,749
Patent/Core technology	4-8 yrs	2,800	(1,799)	1,001
Maintenance agreements and certain relationships	5 yrs	400	(211)	189
Customer relationships	4-7 yrs	8,100	(3,295)	4,805
Supplier contracts	4 yrs	950	(446)	504
Internally developed software	7 yrs	350	(94)	256
		$20,500	$(10,996)	$9,504

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2008	$1,800
2009	2,401
2010	1,241
2011	1,021
2012	876
2013 and thereafter	65
$7,404

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

The following is a summary of restructuring activities for the six months ended June 30, 2008 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2007	$1,966	$768	$2,734
Payments	(681)	(743)	(1,424)
Adjustments		(25)	(25)
Net book value accretion	47		47
Balance as of June 30, 2008	$1,332	$—	$1,332

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

Excess Facility Costs
Balance as of December 31, 2007	$100
Payments	(100)
Balance as of June 30, 2008	$—

As of June 30, 2008, the Company has classified $688,000 of the restructuring liability in accrued liabilities and remaining $644,000 in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

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

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement purposes of tax positions taken or expected to be taken on a tax return. Under FIN 48, the benefit of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits at June 30, 2008 is $1.9 million, and at December 31, 2007 was $3.8 million. If any of the remaining tax benefits that are unrecognized at June 30, 2008 should become recognizable at a future time, the Company would reverse $1.8 million against the Company’s deferred tax assets, and the remaining balance would be released into net income.

The decrease in unrecognized tax benefits is related to the State of California audit for the years 2002 to 2005, which the Company recently settled.  Management had previously recorded reserves for the estimated liability related to the audit of $2.4 million.  Of these reserves, $676,000 was reversed into net income during the quarter ended June 30, 2008, and $1.1 million will be reversed into deferred tax assets, subject to 100% valuation allowance.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax provision. At June 30, 2008, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $26,000, and at December 31, 2007 the Company’s liability was $290,000.

The Company is subject to taxation in the United States and various other foreign jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Fiscal years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of California which is open from 2003 to 2007. The Company is currently under audit for U.S. federal income tax matters for years 2004 to 2006.  Due to the availability of U.S. federal tax net operating losses, Management does not expect the examination by the IRS will result in material payments.  The Company also has income tax audits in progress in India.  The years under examination by the Indian taxing authorities are 2005 to 2006.  The Indian tax audit is considered a routine audit relating to transfer pricing calculations. Management does not believe the examination in India will result in material payments due to the availability of tax holidays, which effectively reduce the tax rate in India to 0% for tax years ending before March 31, 2007.

Note 7. Stock Repurchase Program

In February 2008, the Company’s Board of Directors approved a two-year stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

Through June 30, 2008, the Company repurchased a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million.  A total of $3.2 million of stock was repurchased in the first quarter of 2008 and a total of $500,000 of stock was repurchased in the second quarter of 2008, leaving approximately $26.3 million that may be used for future repurchases.  Of the shares repurchased to date, 1.1 million shares were retired during the second quarter of fiscal 2008 and the remainder will be retired by the end of the third quarter of fiscal 2008.

Note 8. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net loss and unrealized gains (losses) on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(1,445)	$(2,313)	$(2,818)	$(2,771)
Comprehensive loss:
Net change in accumulated unrealized gain (loss) on available-for- sale securities	(19)	26	(29)	47
Total comprehensive loss	$(1, 464)	$(2,287)	$(2,847)	$(2,724)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(1,445)	$(2,313)	$(2,818)	$(2,771)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	61,539,722	63,097,688	61,305,563	63,333,332
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Restricted stock awards	—	—	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	61,539,722	63,097,688	61,305,563	63,333,332
Basic net loss per common share	$(0.02)	$(0.04)	$(0.05)	$(0.04)
Diluted net loss per common share	$(0.02)	$(0.04)	$(0.05)	$(0.04)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	6,983,945	9,083,619	6,983,945	9,083,619
Restricted stock awards	1,506,916	855,813	1,506,916	855,813
Total	8,490,86	9,939,432	8,490,861,	9,939,432

Note 10. Commitments

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2011.

Future minimum purchase commitments under these agreements as of June 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	8,030
2009	12,183
2010	9,995
2011	2,550
$32,758

The Company leases facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of June 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	$3,649
2009	6,785
2010	4,651
2011	3,559
2012	2,728
2013 and thereafter	6,593
$27,965

At June 30, 2008, the Company had no material commitments for capital expenditures.

Foreign Currency Forward Contracts

Because the Company conducts business around the world, changes in foreign currency exchange rates can have an effect on the results of operations.  The Company enters into forward contracts with financial institutions to manage currency exposure related to supplier payments and funding the operations of certain foreign subsidiaries. These forward contracts are to purchase British Pounds and Euros and are generally settled monthly.  The derivative financial instruments are not used for trading purposes. The forward contracts do not eliminate but mitigate the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Interest and Other Income (Expense) in our Condensed Consolidated Statements of Operations. As of June 30, 2008, there were nine outstanding forward contracts with total notional amounts totaling $5.3 million, which resulted in a net gain of $63,000.

Note 11. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting operating segments, products and services, geographic areas, and major customers by business entities. The method for determining what information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s Chief Executive Officer (“CEO”) is considered to be the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying condensed consolidated financial statements. Therefore, the Company has determined that it operates in a single reportable segment.

No individual customer represented 10% or more of total revenues for the three or six months ended June 30, 2008 or 2007. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 11% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 10% and 12% of total revenues for the six months ended June 30, 2008 and 2007, respectively.

Note 12. Legal Contingencies

On November 22, 2006, Blue Waters Management, L.L.C., a former iPass reseller, filed a claim against Carlson Companies, Inc. alleging breach of contract and conversion based upon the iPass services and software provided by Blue Waters to Carlson.  Blue Waters has alleged damages of approximately $9 million.  On July 23, 2007, Carlson Companies filed a counter-claim against Blue Waters seeking damages for breach of contract, fraud and unjust enrichment.  Carlson Companies had been a customer of Blue Waters from about December 2002 through September 2006, after which Carlson Companies entered into a contract with iPass in order to continue to use the iPass services and software.  At the same time, Carlson terminated its agreement with Blue Waters.  Blue Waters has claimed that Carlson’s continued use of the iPass software after September 2006 is a violation of Carlson’s agreement with Blue Waters.  Blue Waters has not alleged a specific amount of damages with this portion of its complaint.  In the counterclaim filed by Carlson, Carlson has claimed that iPass is required to indemnify Carlson to the extent Carlson is required to pay any damages to Blue Waters as a result of Carlson’s continued use of the iPass software.  On August 14, iPass filed a response to Carlson’s claim denying any liability to Carlson.  On or about June 12, 2008, iPass, Carlson and Blue Waters entered into a settlement agreement in which iPass agreed to pay Blue Waters $50,000 in exchange for the release and settlement by Blue Waters and Carlson of all claims, known or unknown which either Blue Waters or Carlson has against iPass respecting the claims made by Blue Waters.  As a result of the settlement agreement, Blue Waters and Carlson petitioned the Court to dismiss the causes of action brought by each against the other and against iPass.  On June 26, 2008, the Court ordered the entire case dismissed.

In 2001, GoRemote Internet Communications, Inc. (formerly known as GRIC Communications, Inc., hereinafter, "GoRemote") and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771.  In the amended complaint, the plaintiffs allege that GoRemote, certain of its officers and directors and the underwriters of its initial public offering ("IPO") violated Section 11 of the Securities Act of 1933, as amended, based on allegations that GoRemote's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same court against hundreds of other public companies ("Issuers") that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Lawsuits").

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs.  In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the Section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement.  On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement.  On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc.  On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement was terminated and will not receive final approval.

Plaintiffs filed amended complaints in the six cases designated as “focus cases” on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The “focus case” issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007.  The Court denied the motions to dismiss on March 16, 2008.  The focus case defendants have until August 31, 2008 to answer the amended complaints.  No loss has been accrued as a loss is not probable or estimable as of June 30, 2008.

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

Company Overview

We deliver simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations. Our device management services close the gaps in protecting computers, network assets, user identities and data whenever users connect over the Internet. Our connectivity services utilize the iPass global virtual network, a unified network of 550 dial-up, wireless, and broadband providers in over 160 countries.

Overview of the three and six months ended June 30, 2008

Our overall revenues increased slightly for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The increase was driven primarily by our customers’ migration from dial-up to broadband as the preferred method of connecting to their corporate networks. Revenues from broadband, software and services fees increased $10.0 million and $20.0 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year.  These increases were partially offset by $8.9 million and $17.7 million decline in dial-up revenue for the three and six months ended June 30, 2008, respectively.

We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 107,000 Wi-Fi and wired hotspots worldwide, approximately 105,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving the increases in broadband usage revenues in 2008 over 2007.

Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as to continue to increase fee revenues from device management and other fee based services.  Through the remainder of 2008, we expect to see continued growth in our business.  However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Factors Affecting Operating Results.”

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill the majority of our customers on a time basis for usage based on negotiated rates. We bill the remaining customers based on a fixed charge per user per month with additional charges for excess time. Substantially all enterprise customers commit to a one to three year contract term. Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. The difference between the minimum commitment and actual usage is recognized as fee revenue based on our estimate of cash that will ultimately be collected related to the minimum commitment.  Our usage-based revenues represented 73% and 76% of our revenues for the three months ended June 30, 2008 and 2007, respectively, and 74% and 76% for the six months ended June 30, 2008 and 2007, respectively.

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 54% and 38% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and 52% and 35% for the six months ended June 30, 2008 and 2007, respectively.

We provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.   We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements. Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 27% and 24% of our revenues for the three months ended June 30, 2008 and 2007, respectively, and 26% and 24% for the six months ended June 30, 2008 and 2007, respectively.

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

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2008 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Total Revenue	$48,616	$47,597	$96,728	$94,485
Change, period over period	$1,019		$2,243
Percentage change, period over period	2.1%		2.4%

Total revenue increased in the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to an increase in enterprise flat rate fees and revenues from minimum commitment shortfalls.  The increase in broadband revenues from the addition of new customers signed over the last year and the increase in existing customers’ mobile broadband usage was offset by a continued decline in dial-up revenue as customers migrated from dial-up to broadband as the preferred method of connecting to their corporate networks.

A breakdown of revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Broadband	$26,234	$17,891	$50,307	$33,326
Percentage of total revenue	54.0%	37.6%	52.0%	35.3%
Change, period over period	$8,343		$16,981
Percentage change, period over period	46.6%		51.0%

Dial Up	$9,429	$18,354	$20,941	$38,689
Percentage of total revenue	19.4%	38.6%	21.6%	40.9%
Change, period over period	$(8,925)		$(17,748)
Percentage change, period over period	(48.6%)		(45.9%)

Software and Services Fees	$12,953	$11,352	$25,480	$22,470
Percentage of total revenue	26.6%	23.9%	26.3%	23.8%
Change, period over period	$1,601		$3,010
Percentage change, period over period	14.1%		13.4%

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as we expect the use of dial-up as a primary means of enterprise connectivity to continue to decline, but we cannot reasonably estimate if the rate of decline will be consistent with that seen from 2007 to 2008.

International revenues accounted for approximately 38% and 37% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 38% and 37% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 28% and 26% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 27% of our revenues for both the six months ended June 30, 2008 and 2007.  Revenues in the Asia Pacific region represented 8% and 7% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 7% of total revenues for both the six months ended June 30, 2008 and 2007.  The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 11% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 10% and 12% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the three or six months ended June 30, 2008 and 2007.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or otherwise time-based, that we pay to our network service providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Network access expenses	$20,941	$17,273	$41,441	$33,543
As a percentage of revenue	43.1%	36.3%	42.8%	35.5%
Change, period over period	$3,668		$7,898
Percentage change, period over period	21.2%		23.5%

The growth in network access expenses in the three and six months ended June 30, 2008 as compared to the same periods in 2007 was due, primarily, to increased usage of our virtual network with respect to our broadband services.  While network access costs for broadband access are higher than those for dial up, we expect that as broadband usage continues to increase we may be in a better position to negotiate lower rates for access to broadband networks. We expect network access expenses to continue to increase in absolute dollars to the extent that revenue increases and remain relatively constant as a percentage of revenues in the third quarter of 2008.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, as well as outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Network operations expenses	$8,725	$8,783	$17,399	$16,981
As a percentage of revenue	17.9%	18.5%	18.0%	18.0%
Change, period over period	$(58)		$418
Percentage change, period over period	(0.7%)		2.5%

Network operations expenses decreased slightly for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  There were no fluctuations, offsetting or otherwise, significant enough to note.  As we expand our operations, we expect that our network operations expenses will remain relative constant in absolute dollars and as a percentage of revenues in the third quarter of 2008.

Network operations expenses grew slightly in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase was attributable to various expenses which, individually, are insignificant items.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Research and development expenses	$3,988	$5,438	$8,443	$10,895
As a percentage of revenue	8.2%	11.4%	8.7%	11.5%
Change, period over period	$(1,450)		$(2,452)
Percentage change, period over period	(26.7%)		(22.5%)

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily due to the restructuring plan completed in 2007.  The headcount reductions included as part of the restructuring resulted in a $373,000 reduction in contractor expense and a $935,000 reduction in compensation and benefits expenses.  The remaining portion of the decrease was due to individually insignificant items. We expect that our research and development expenses will remain relatively constant in absolute dollars and as a percentage of revenues in the third quarter of 2008.

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 resulted primarily from a $1.9 million lower compensation and benefits expenses and $371,000 lower stock-based compensation expense due to the headcount reductions in the restructuring plan completed in 2007.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Sales and marketing expenses	$10,371	$13,868	$20,680	$27,294
As a percentage of revenue	21.3%	29.1%	21.4%	28.9%
Change, period over period	$(3,497)		$(6,614)
Percentage change, period over period	(25.2%)		(24.2%)

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due primarily to an approximately $3.3 million decrease in compensation, commissions, travel and benefits expenses due to decreased sales personnel resulting from the restructuring plan in 2007. The remaining portion of the decrease was due to individually insignificant items. We expect that sales and marketing expenses will remain relatively constant in absolute dollars and as a percentage of revenues in the third quarter of 2008.

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due primarily to an approximately $5.2 million in decreased compensation, commission and benefits expenses due to decreased sales personnel resulting from the restructuring plan in 2007.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $921,000.  Additionally, the decreased sales personnel resulted in a $336,000 reduction in travel costs. The remaining portion of the decrease was due to individually insignificant items.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
General and administrative expenses	$5,805	$5,059	$11,124	$10,818
As a percentage of revenue	11.9%	10.6%	11.5%	11.4%
Change, period over period	$746		$306
Percentage change, period over period	14.7%		2.8%

General and administrative expenses increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase was primarily driven by an increase in bad debt expense of approximately $574,000 and stock-based compensation expense of approximately $286,000.  The increase is offset in part by various individually insignificant items.  We expect that in future periods our general and administrative expenses will remain relatively constant in absolute dollars and as a percentage of revenues in the thrid quarter of 2008.

General and administrative expenses increased slightly for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  The increase was driven primarily by approximately $293,000 of bad debt expense.  The remaining portion of the increase was due to individually insignificant items.

Restructuring Charges

In November 2007, we recorded a restructuring charge of approximately $3.2 million related to (i) a workforce reduction of 72 employees spread across all functions though focused on sales and marketing, (ii) the abandonment of certain facilities and (iii) abandonment of certain capitalized assets totaling $900,000.  As of December 31, 2007, we finalized approximately 56 of the employment terminations and had fully vacated the abandoned facilities.

By February 2008, we finalized all of the employment terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations as well as some additional charges related to abandoned facilities, we adjusted the accrual for the difference between initial estimates of severance and facility liability and the final payments ultimately made.  This adjustment of approximately $17,000 was credited to the restructuring expense in the first quarter of 2008.

SFAS No. 146 requires that liabilities recorded related to abandoned facilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term and is reported in the restructuring expense line on the condensed consolidated statements of operations.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million for each of the three months ended June 30, 2008 and June 30, 2007, and $2.1 million for each of the six months ended June 30, 2008 and June 30, 2007.

Some of our acquired intangibles will begin reaching the end of their estimated useful lives starting in the fourth quarter of 2008.  The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2008	$1,800
2009	2,401
2010	1,241
2011	1,021
2012	876
2013 and thereafter	65
$7,404

Non-Operating Expenses

Interest Income and Other, Net

Interest income and other, net includes interest income on cash, cash equivalents, and short-term investment balances and foreign currency gains and losses. Interest income and other was $367,000 and $851,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. Interest income decreased due to a lower short-term investment balance due to funds used for stock repurchases and lower interest rate.  Interest and other income decreased from $1.6 million for the six months ended June 30, 2007 to $956,000 for the six months ended June 30, 2008, respectively, due to lower short-term investment balances due to funds used for stock repurchases.

Benefit from Income Taxes

The benefit from income taxes was $478,000 and $715,000 for the three and six months ended June 30, 2008, respectively, compared to a benefit of $541,000 and $2.6 million for the three and six months ended June 30, 2007, respectively.  The decrease in benefit from income taxes is primarily due to the establishment of a valuation allowance against net deferred tax assets at December 31, 2007 due to continued losses in the US jurisdictions, as compared to the same periods in 2007.  The $478,000 benefit recorded in the six months ended June 30, 2008 primarily relates to the release of both FIN 48 reserves and foreign tax reserves from prior periods, net of foreign and minimum taxes in the current period.  The effective tax rate was (22) % and (19) % for the three months ended June 30, 2008 and 2007, respectively, and (19) % and (49) % for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Since our initial public offering of common stock in July 2003, our principal source of funding has been cash from operations. As of June 30, 2008, our principal source of liquidity was $69.7 million of cash, cash equivalents and short-term investments as compared to $75.2 million at December 31, 2007.

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2008 compared to net cash used in operating activities of $4.1million for the six months ended June 30, 2007.  The primary drivers of the change from net cash used in operating activities in 2007 to cash provided by operating activities in 2008 were increased accounts payable resulting from slower payment of vendor invoices in 2008 and a $3.6 million decrease in corporate taxes payable in 2007 versus a decrease of $1.1 million in 2008.

Net cash used in investing activities was $17.1 million for the six months ended June 30, 2008 compared to net cash provided by investing activities of $38.7 million for the six months ended June 30, 2007.  The change is primarily due to a decrease in net maturities of short-term investments of $55.6 million.  In 2007, the company shifted funds from short-term investments to cash and cash equivalents whereas in 2008 has begun shifting back to short-term securities resulting in net purchases of short-term investments.

Net cash used in financing activities for the six months ended June, 2008 was $3.2 million, as compared to $10.4 million of cash used in financing activities for the six months ended June 30, 2007.  The decrease in net cash used in financing activities is primarily due to the repurchase of approximately 1.3 million shares for $3.7 million in the first six months of 2008 versus the repurchase of approximately 2.2 million shares for $12.1 million in the same period of the prior year.

Commitments

We have signed contracts with certain network service and mobile data providers under which we have minimum purchase commitments that expire on various dates through June 2011.

In March 2008, we recorded a $323,000 liability for minimum purchase commitment shortfall with a service provider.  Future minimum purchase commitments under these agreements as of June 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	8,030
2009	12,183
2010	9,995
2011	2,550
$32,758

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of June 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	$3,649
2009	6,785
2010	4,651
2011	3,559
2012	2,728
2013 and thereafter	6,593
$27,965

As a result, our combined purchase and operating lease commitments decreased by $5.4 million from December 31, 2007.  At June 30, 2008, we had no material commitments for capital expenditures.

In addition, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), the remaining reserve balance at June 30, 2008 is $1.9 million compared to $3.8 million at December 31, 2007.  Included in the unrecognized tax benefits at June 30, 2008 is $26,000 for accrued interest.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 38% of our revenues for the first six months of 2008, of which approximately 27% and 7% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions.  Revenues from customers domiciled outside of the United States were 38% of our revenues in 2007, of which approximately 27% and 7% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Interest Rate Sensitivity

As of June 30, 2008, we had cash, cash equivalents, and short-term investments totaling $69.7 million, as compared to $75.2 million as of December 31, 2007 which decreased primarily due to cash outlays to repurchase shares of our outstanding common stock. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income, although there can be no assurance of this.

The following compares the principal amounts of short-term investments by expected maturity as of June 30, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of June 30, 2008
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$—	$4,500	$—	$4,533	$4,524
Money market securities	8,950	4,200	—	13,045	$13,040
Total	$8,950	$8,700	$—	$17,578	$17,564

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of December 31, 2007
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$4,250	$—	$—	$4,256	$4,258
Total	$4,250	$—	$—	$4,256	$4,258

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2008, our Board of Directors approved a two-year stock repurchase program which authorizes iPass to repurchase up to $30.0 million of its outstanding common stock. A total of $3.2 million of stock was repurchased in the first quarter of 2008 and a total of $500,000 of stock was repurchased in the second quarter of 2008, leaving approximately $26.3 million that may be used for future repurchases.  Repurchases for the second quarter of 2008 were as set forth in the table below:

Issuer Purchases of Equity Securities (1)

(In thousands, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
April 1, 2008 to April 30, 2008	0	$0	1,083,559	$26,828
May 1, 2008 to May 31, 2008	11,000	2.17	1,094,559	26,804
June 1, 2008 to June 30, 2008	218,252	2.18	1,312,811	26,328
Total	229,252	$2.18	1,312,811	$26,328
(1)  See first paragraph of this section for the information required to be described in the footnote to this table.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 29, 2008 in Redwood Shores, California. At the meeting, the following three proposals were voted on and approved as follows:

Proposal I

The following persons were elected as directors to serve for a three-year term:

	Total Votes “For” Each Director	Total Votes “Withheld” from Each Director
A. Gary Ames	39,833,520	14,627,173
John D. Beletic	39,823,170	14,637,523
Peter C. Clapman	48,150,349	6,310,344
Stanley Gold	52,538,086	1,922,607

The following directors’ terms of office continued after the annual meeting: Kenneth D. Denman, Michael J. McConnell, Peter G. Bodine, Allan R. Spies, Olof Pripp and Arthur C. Patterson.

Proposal II

The stockholders also ratified the amendments to the bylaws, as follows:

For	Against	Abstain	Broker Non-Votes
50,189,813	4,208,312	62,568	0

Proposal III

The stockholders also ratified the selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, as follows:

For	Against	Abstain	Broker Non-Votes
54,267,401	104,065	89,227	0

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Registration Statement on Form S-1/A (No. 333-102715), filed July 1, 2003 and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K (Commission No 000-50327), filed with the SEC on December 12, 2005, and incorporated herein by reference.  All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 11, 2008	By:	/s/ FRANK E. VERDECANNA
Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Registration Statement on Form S-1/A (No. 333-102715), filed July 1, 2003 and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K (Commission No 000-50327), filed with the SEC on December 12, 2005, and incorporated herein by reference.  All schedules and exhibits (other than Exhibit A) to the Agreement of Merger have been omitted. Copies of such schedules and exhibits will be furnished supplementally to the SEC upon request.