Form 10-Q
period 2008-11-07
IPASS INC
filed 2008-11-10
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2008 was 62,350,232.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$47,485	$70,907
Short-term investments	20,545	4,258
Accounts receivable, net of allowance for doubtful accounts of $819 and $2,792, respectively	36,903	35,938
Prepaid expenses and other current assets	6,913	7,116
Short-term deferred income tax assets	575	575
Total current assets	112,421	118,794
Property and equipment, net of accumulated depreciation of $33,743 and $41,435, respectively	8,951	9,272
Other assets	6,447	4,876
Acquired intangible assets, net	6,354	9,504
Goodwill	79,543	79,543
Total assets	$213,716	$221,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,650	$15,923
Accrued liabilities	12,277	15,788
Deferred revenue — short-term	5,576	6,606
Total current liabilities	34,503	38,317
Deferred tax liability — long-term	575	575
Deferred revenue — long-term	1,859	949
Other long-term liabilities	447	1,040
Total liabilities	37,384	40,881
Stockholders’ equity:
Common stock	62	62
Additional paid-in capital	241,918	241,703
Accumulated other comprehensive income (loss)	(60)	15
Accumulated deficit	(65,588)	(60,672)
Total stockholders’ equity	176,332	181,108
Total liabilities and stockholders’ equity	$213,716	$221,989

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$48,371	$47,736	$145,099	$142,221
Operating expenses (1):
Network access	20,147	17,396	61,588	50,939
Network operations	8,739	8,686	26,138	25,667
Research and development	3,845	5,589	12,288	16,484
Sales and marketing	10,724	12,316	31,403	39,610
General and administrative	5,579	5,395	16,703	16,213
Restructuring charges	30	13	60	(139)
Amortization of intangibles	1,050	1,050	3,150	3,150
Total operating expenses	50,114	50,445	151,330	151,924
Operating loss	(1,743)	(2,709)	(6,231)	(9,703)
Interest and other income (expense)	(296)	772	659	2,372
Loss before income taxes	(2,039)	(1,937)	(5,572)	(7,331)
Provision for (benefit from) income taxes	59	(856)	(656)	(3,479)
Net loss	$(2,098)	$(1,081)	$(4,916)	$(3,852)
Net loss per share:	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Number of shares used in per share calculations:	61,243,465	62,347,697	61,185,203	62,971,291

____________
(1)Stock-based compensation is included in the following expense line items:
Network operations	$314	$224	$872	$617
Research and development	203	241	432	842
Sales and marketing	325	326	486	1,095
General and administrative	643	492	2,131	1,693

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,916)	$(3,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock-based compensation for employees	3,921	4,247
Amortization of acquired intangibles	3,150	3,150
Depreciation, amortization and accretion	4,129	3,368
Deferred income tax	—	(1,269)
Loss on disposal of property and equipment	17	69
Provision for (recovery of) doubtful accounts	258	(84)
Realized gain (loss) on investments, net	(29)	42
Changes in operating assets and liabilities:
Accounts receivable	(1,223)	(8,569)
Prepaid expenses and other current assets	203	(2,145)
Other assets	(1,149)	(290)
Accounts payable	727	2,304
Accrued liabilities	(4,049)	(5,297)
Deferred revenue	(120)	857
Other liabilities	(593)	(729)
Net cash provided by (used in) operating activities	326	(8,198)
Cash flows from investing activities:
Purchases of short-term investments	(197,380)	(346,740)
Maturities of short-term investments	181,046	396,083
Purchases of property and equipment	(3,824)	(3,819)
Restricted cash pledged for letter of credit	(422)	(1,470)
Net cash provided by (used in) investing activities	(20,580)	44,054
Cash flows from financing activities:
Proceeds from issuance of common stock	505	1,760
Cash used in repurchase of common stock	(3,673)	(13,801)
Net cash used in financing activities	(3,168)	(12,041)
Net decrease in cash and cash equivalents	(23,422)	23,815
Cash and cash equivalents at beginning of period	70,907	15,492
Cash and cash equivalents at end of period	$47,485	$39,307

Non-cash investing activities:
Leasehold improvements paid by landlord	—	627

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

With the exception of the financial accounting standards board statements defined below, there have been no significant changes in recent accounting pronouncements during the nine months ended September 30, 2008 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.  Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  Because Statement No. 161 only requires additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Certain financial assets and liabilities are measured at fair value on a recurring basis, including available-for-sale fixed income and equity securities.  The fair value of these financial assets was determined using the following inputs at September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,413	$7,413	$—	$—
Fixed income available-for-sale securities (2)	$50,232	$—	$50,232	$—
Forward currency contracts (3)	$4,917	$—	$4,917	$—
Total	$62,562	$7,413	$55,149	$—

(1) Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2) Fixed income available-for-sale securities include commercial paper (92% of total) and bonds of government agencies (8% of total). Included in fixed income available-for-sale securities is approximately $29.6 million of cash equivalents. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.
(3) Foreign currency derivatives include forward foreign exchange contracts for the British Pound and the Euro.

Note 4. Goodwill and Intangibles

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2007 Balance	Amortization	September 30, 2008 Balance
Goodwill	$79,543	$—	$79,543
Intangibles:
Existing technology	2,749	(1,209)	1,540
Patent/Core technology	1,001	(422)	579
Maintenance agreements and certain relationships	189	(50)	139
Customer relationships	4,805	(1,254)	3,551
Supplier contracts	504	(178)	326
Internally developed software	256	(37)	219
	$89,047	$(3,150)	$85,897

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Intangibles:
Existing technology	$(403)	$(403)	$(1,209)	$(1,209)
Patent/Core technology	(141)	(141)	(422)	(422)
Maintenance agreements and certain relationships	(17)	(17)	(50)	(50)
Customer relationships	(418)	(418)	(1,254)	(1,254)
Supplier contracts	(58)	(58)	(178)	(178)
Internally developed software	(13)	(13)	(37)	(37)
	$(1,050)	$(1,050)	$(3,150)	$(3,150)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(6,360)	$1,540
Patent/Core technology	4-8 yrs	2,800	(2,221)	579
Maintenance agreements and certain relationships	5 yrs	400	(261)	139
Customer relationships	4-7 yrs	8,100	(4,549)	3,551
Supplier contracts	4 yrs	950	(624)	326
Internally developed software	7 yrs	350	(131)	219
		$20,500	$(14,146)	$6,354

	December 31, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,151)	$2,749
Patent/Core technology	4-8 yrs	2,800	(1,799)	1,001
Maintenance agreements and certain relationships	5 yrs	400	(211)	189
Customer relationships	4-7 yrs	8,100	(3,295)	4,805
Supplier contracts	4 yrs	950	(446)	504
Internally developed software	7 yrs	350	(94)	256
		$20,500	$(10,996)	$9,504

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2008	$750
2009	2,401
2010	1,241
2011	1,021
2012	876
2013 and thereafter	65
$6,354

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

By February 2008, the Company finalized all of the employment terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations as well as some additional charges related to abandoned facilities, the Company adjusted the accrual for the difference between initial estimates of severance and facility liability and the final payments ultimately made.  This adjustment of approximately $17,000 was credited to the restructuring expense in the first quarter of 2008.

The following is a summary of restructuring activities for the nine months ended September 30, 2008 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2007	$1,966	$768	$2,734
Payments	(947)	(743)	(1,690)
Adjustments	8	(25)	(17)
Net book value accretion	77		77
Balance as of September 30, 2008	$1, 104	$—	$1,104

In February 2006, in connection with the acquisition of GoRemote, the Company recorded an accrual of $1.2 million for the lease costs associated with the acquired GoRemote corporate facilities that were expected to be abandoned. The accrual was recognized as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company completed the relocation of employees and vacated facilities by April 2006. The accrued costs were fully utilized by the first quarter of 2008. The following is a summary of the acquisition-related restructuring activities for the quarter ended September 30, 2008 (in thousands):

Excess Facility Costs
Balance as of December 31, 2007	$100
Payments	(100)
Balance as of September 30, 2008	$—

As of September 30, 2008, the Company has classified $657,000 of the restructuring liability in accrued liabilities and remaining $447,000 in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement purposes of tax positions taken or expected to be taken on a tax return. Under FIN 48, the benefit of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits at September 30, 2008 is $1.9 million, and at December 31, 2007 was $3.8 million. If any of the remaining tax benefits that are unrecognized at September 30, 2008 should become recognizable at a future time, the Company would reverse $1.8 million against the Company’s deferred tax assets, and the remaining balance would be released into net income.

The decrease in unrecognized tax benefits is related to the State of California audit for the years 2002 to 2005, which the Company recently settled.  Management had previously recorded reserves for the estimated liability related to the audit of $1.2 million.  Of these reserves, $676,000 was reversed into net income during the quarter ended June 30, 2008.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax provision. At September 30, 2008, the Company’s liability for unrecognized tax benefits includes an accrual for interest in the amount of $28,000, and at December 31, 2007 the Company’s liability was $290,000.

The Company is subject to taxation in the United States and various other foreign jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Fiscal years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject, with the exception of California which is open from 2003 to 2007. The Company is currently under audit for U.S. federal income tax matters for years 2004 to 2006 and as of September 30, 2008, only one notice of proposed assessment has been issued for a matter already reserved under FIN 48.  Due to the availability of U.S. federal tax net operating losses, management does not expect the examination by the IRS will result in material payments, and for the proposed assessment issued during the current period, the amount will be recorded as a reclass between tax net operating losses and valuation allowance.  The Company also has income tax audits in progress in India.  The years under examination by the Indian taxing authorities are 2005 to 2006.  The Indian tax audit is considered a routine audit relating to transfer pricing calculations and the evaluation of gross margin percentage used to determine arms length pricing. Management does not believe the examination in India will result in material payments since the Company’s margins fall within the adjusted average mean when compared to similar unrelated party margins.

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

Through September 30, 2008, the Company repurchased and retired a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million.  A total of $3.2 million of stock was repurchased in the first quarter of 2008 and a total of $500,000 of stock was repurchased in the second quarter of 2008, leaving approximately $26.3 million that may be used for future repurchases.  There was no stock repurchase activity during the third quarter of 2008.

Note 8. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net loss and unrealized losses on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(2,098)	$(1,081)	$(4,916)	$(3,852)
Comprehensive loss:
Net change in accumulated unrealized gain on available-for- sale securities	(47)	43	(75)	90
Total comprehensive loss	$(2,145)	$(1,038)	$(4,991)	$(3,762)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(2,098)	$(1,081)	$(4,916)	$(3,852)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	61,243,465	62,347,697	61,185,203	62,971,291
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Restricted stock awards	—	—	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	61,243,465	62,347,697	61,185,203	62,971,291
Basic net loss per common share	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Diluted net loss per common share	$(0.03)	$(0.02)	$(0.08)	$(0.06)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options to purchase common stock	6,612,567	8,655,975	6,612,567	8,655,975
Restricted stock awards	1,475,525	850,771	1,475,525	850,771
Total	8,088,092	9,506,746	8,088,092	9,506,746

Note 10. Commitments

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2011.

Future minimum purchase commitments under these agreements as of September 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	3,941
2009	11,935
2010	10,667
2011	2,550
$29,093

The Company leases facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of September 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	$1,758
2009	6,785
2010	4,651
2011	3,559
2012	2,728
2013 and thereafter	6,593
$26,074

At September 30, 2008, the Company had no material commitments for capital expenditures.

Foreign Currency Forward Contracts

Because the Company conducts business around the world, changes in foreign currency exchange rates can have an effect on the results of operations.  The Company enters into forward contracts with financial institutions to manage currency exposure related to supplier payments and funding the operations of certain foreign subsidiaries. These forward contracts are to purchase British Pounds and Euros and are generally settled monthly.  The derivative financial instruments are not used for trading purposes. The forward contracts do not eliminate but mitigate the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Interest and Other Income (Expense) in our Condensed Consolidated Statements of Operations. As of September 30, 2008, there were nine outstanding forward contracts with total notional amounts in British Pounds and Euros totaling $4.9 million, which resulted in a net loss of $334,000.

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

No individual customer represented 10% or more of total revenues for the three or nine months ended September 30, 2008 or 2007. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which for the three and nine months ended September 30, 2007 represented approximately 10% and 12% of total revenues, respectively.  No individual foreign country represented 10% or more of total revenues for the three or nine months ended September 30, 2008.

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

Plaintiffs filed amended complaints in the six cases designated as “focus cases” on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The “focus case” issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007.  The Court denied the motions to dismiss on March 16, 2008.  On October 2, 2008, the plaintiffs withdrew their class certification motion.

Note 13. Subsequent Event

On October 30, 2008, the Company’s President and Chief Executive Officer resigned his position effective following the filing of this Form 10-Q with the Securities and Exchange Commission.  On November 3, 2008, the Company entered into a separation agreement that includes (i) a cash severance payment equal to nine months of base salary and a bonus severance amount of $47,250, (ii) health insurance premiums for up to 18 months under the group health insurance policies, and (iii) nine months of vesting acceleration of all outstanding stock options and equity awards (any specified performance target conditions contained in those stock options and equity awards shall not prevent the accelerated vesting for those awards).  The total charge related to this separation agreement is expected to be between $400,000 and $600,000 and will be recorded in the quarter ending December 31, 2008.

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

Overview of the three and nine months ended September 30, 2008

Our overall revenues increased slightly for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The increase was driven primarily by additional revenues from our 3G broadband service offering.   Revenues from broadband, software and services fees increased $7.6 million and $27.6 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods of the prior year.  These increases were partially offset by $6.9 million and $24.7 million decline in dial-up revenue for the three and nine months ended September 30, 2008, respectively.

We increased the number of broadband access points during the quarter, increasing our global broadband footprint. We ended the quarter with approximately 107,000 Wi-Fi and wired hotspots worldwide, approximately 105,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to access remotely their corporate networks from more locations, at higher speeds driving increases in broadband usage revenues in 2008 over 2007.

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

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage.  Revenues from usage of our broadband services were 54% and 41% of our total revenues for the three months ended September 30, 2008 and 2007, respectively, and 53% and 37% for the nine months ended September 30, 2008 and 2007, respectively.

We provide customers with deployment services and technical support throughout the term of the contract. We typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.   We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements.  Revenues generated from license and maintenance fees, together with revenues generated from deployment services and technical support, represented approximately 28% and 26% of our revenues for the three months ended September 30, 2008 and 2007, respectively, and 27% and 25% for the nine months ended September 30, 2008 and 2007, respectively.

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

Given the recent decline in our stock price, management reviewed the recoverability of our goodwill balance and concluded an impairment charge was not required as of September 30, 2008. If our common stock price continues to trade below book value per common share, we may have to recognize an impairment of all or some portion of our goodwill and other intangible assets in the near future.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2008 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Total Revenue	$48,371	$47,736	$145,099	$142,221
Change, period over period	$635		$2,878
Percentage change, period over period	1.3%		2.0%

Total revenue increased in the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to an increase in enterprise flat rate fees, which is allocated to broadband and dial-up revenue based on actual usage, increase in broadband revenues from the addition of new customers signed over the last year and the increase in existing customers’ mobile broadband usage.  This was partially offset by a continued decline in dial-up revenue as customers migrated from dial-up to broadband as the preferred method of connecting to their corporate networks.

A breakdown of revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Broadband	$26,289	$19,632	$76,597	$52,944
Percentage of total revenue	54.3%	41.2%	52.8%	37.2%
Change, period over period	$6,657		$23,653
Percentage change, period over period	33.9%		44.7%

Dial Up	$8,788	$15,719	$29,728	$54,419
Percentage of total revenue	18.2%	32.9%	20.5%	38.3%
Change, period over period	$(6,931)		$(24,691)
Percentage change, period over period	(44.1%)		(45.4%)

Services Fees and Other	$13,294	$12,385	$38,774	$34,858
Percentage of total revenue	27.5%	25.9%	26.7%	24.5%
Change, period over period	$909		$3,916
Percentage change, period over period	7.3%		11.2%

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as we expect the use of dial-up as a primary means of enterprise connectivity to continue to decline, although the rate of decline is expected to decrease.

International revenues accounted for approximately 40% and 36% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 38% and 37% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 27% and 26% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 27% of our revenues for both the nine months ended September 30, 2008 and 2007, respectively. Revenues in the Asia Pacific region represented 9% and 8% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 8% of total revenues for both the nine months ended September 30, 2008 and 2007. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which for the three and nine months ended September 30, 2007 represented approximately 10% and 12% of total revenues, respectively.  No individual foreign country represented 10% or more of total revenues for the three or nine months ended September 30, 2008.  Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies. No individual customer accounted for 10% or more of total revenues for the three or nine months ended September 30, 2008 and 2007.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or otherwise time-based, that we pay to our network service providers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Network access expenses	$20,147	$17,396	$61,588	$50,939
As a percentage of revenue	41.7%	36.4%	42.4%	35.8%
Change, period over period	$2,751		$10,649
Percentage change, period over period	15.8%		20.9%

The growth in network access expenses in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily due to increased usage of our virtual network with respect to our broadband services.  While network access costs for broadband access are higher than those for dial up, we expect that as broadband usage continues to increase, we will continue to be in a better position to negotiate lower rates for access to broadband networks.

We expect network access expenses to continue to increase in absolute dollars to the extent that revenue increases and remain relatively constant as a percentage of revenues in the fourth quarter of 2008.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Network operations expenses	$8,739	$8,686	$26,138	$25,667
As a percentage of revenue	18.1%	18.2%	18.0%	18.0%
Change, period over period	$53		$471
Percentage change, period over period	0.6%		1.8%

Network operations expenses increased only slightly for the three months ended September 30, 2008 as compared to the third quarter of 2007.  There were no fluctuations, offsetting or otherwise, significant enough to note.

The growth in network operations expenses in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was related primarily to approximately $756,000 in additional compensation and benefits expense.  This increase was offset by a reduction of $285,000 in expenses for outside contractors as those contractors were converted to full time employees.  The remainder of the increase was attributable to various expenses which, individually, are insignificant items.

We expect that our network operations expenses will remain relatively constant in absolute dollars and as a percentage of revenues in the fourth quarter of 2008.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Research and development expenses	$3,845	$5,589	$12,288	$16,484
As a percentage of revenue	7.9%	11.7%	8.5%	11.6%
Change, period over period	$(1,744)		$(4,196)
Percentage change, period over period	(31.2%)		(25.5%)

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily due to the restructuring plan completed in 2007.  The headcount reductions included as part of the restructuring resulted in a $438,000 reduction in contractor expense and a $956,000 reduction in compensation and benefits expenses.  The remaining portion of the decrease was due to individually insignificant items.

The decrease in research and development expenses, in both absolute dollars and percent of revenue, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 resulted primarily from $3.6 million lower compensation, benefits and outside contractor expenses and $410,000 lower stock-based compensation expense due to the headcount reductions in the restructuring plan completed in 2007.  The remaining portion of the decrease was due to individually insignificant items.

We expect that our research and development expenses will remain relatively constant in absolute dollars and as a percentage of revenue in the fourth quarter of 2008.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
Sales and marketing expenses	$10,724	$12,316	$31,403	$39,610
As a percentage of revenue	22.2%	25.8%	21.6%	27.9%
Change, period over period	$(1,592)		$(8,207)
Percentage change, period over period	(12.9%)		(20.7%)

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due primarily to an approximately $1.1 million decrease in compensation and benefits expenses due to decreased sales personnel resulting from our restructuring plan in 2007. The remaining portion of the decrease was due to individually insignificant items.

The decrease in sales and marketing expenses in absolute dollars and percent of revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due primarily to approximately $5.7 million in decreased compensation and benefits expenses due to decreased sales personnel resulting from the restructuring plan in 2007.  The decreased sales personnel resulted in an additional $581,000 reduction in travel costs and $609,000 reduction in stock-based compensation expense.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by $636,000.  The remaining portion of the decrease was due to individually insignificant items.

We expect that sales and marketing expenses will remain relatively constant in absolute dollars and as a percentage of revenues  in the fourth quarter of 2008.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except percentages)
General and administrative expenses	$5,579	$5,395	$16,703	$16,213
As a percentage of revenue	11.5%	11.3%	11.5%	11.4%
Change, period over period	$184		$490
Percentage change, period over period	3.4%		3.0%

General and administrative expenses for the three months ended September 30, 2008 increased slightly as compared to the three months ended September 30, 2007.  There were no fluctuations, offsetting or otherwise, significant enough to note.

The increase in general and administrative expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily driven by a $438,000 increase in stock-based compensation expense.  The remainder of the increase is due to various individually insignificant items.

We expect that general and administrative expenses will remain relatively constant in absolute dollars and as a percentage of revenues in the fourth quarter of 2008.

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

Amortization of Acquired Intangibles

Amortization of acquired intangibles was approximately $1.1 million for each of the three months ended September 30, 2008 and September 30, 2007, and $3.2 million for each of the nine months ended September 30, 2008 and September 30, 2007.

Some of our acquired intangibles will begin reaching the end of their estimated useful lives starting in the fourth quarter of 2008.  The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2008	$750
2009	2,401
2010	1,241
2011	1,021
2012	876
2013 and thereafter	65
$6,354

Non-Operating Expenses

Interest and Other Income (Expense)

Interest and other income (expense) includes interest income on cash, cash equivalents, and short-term investment balances as well as gains and losses on foreign currency transactions and foreign currency forward contracts.  Interest income was $433,000 and $812,000 for the three months ended September 30, 2008 and 2007, respectively and $1.6 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively. Interest declined primarily due to a decreased investment balance resulting from funds used for stock repurchases over the past year and a decrease in the rate of return on our investments.  Conversion of foreign currencies resulted in losses of $729,000 and $40,000 for the three months ended September 30, 2008 and 2007, respectively and losses of $906,000 and $123,000 for the nine months ended September 30, 2008 and 2007, respectively.  The increased loss on foreign currency exchange is primarily due to the strengthening of the US dollar against Euros and British Pounds during the third quarter of 2008.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was $59,000 expense and $656,000 benefit for the three and nine months ended September 30, 2008, respectively, compared to a benefit of $856,000 and $3.5 million for the three and nine months ended September 30, 2007, respectively.  The decrease in benefit from income taxes is primarily due to the establishment of a valuation allowance against net deferred tax assets at December 31, 2007 due to continued losses in the US jurisdictions, as compared to the same periods in 2007.  The $59,000 expense recorded in the three months ended September 30, 2008 primarily relates to foreign tax expense of $162,000 in the current period less a federal tax benefit of $103,000 recorded for acceleration of R&D credits under the Housing Assistance Tax Act of 2008.  The effective tax rate was 3% and (44)% for the three months ended September 30, 2008 and 2007, respectively, and (12)% and (47)% for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Current Cash Flows

Since our initial public offering of common stock in July 2003, our principal source of funding has been cash from operations.  As of September 30, 2008, our principal source of liquidity was $68.0 million of cash, cash equivalents and short-term investments, compared to $75.2 million at December 31, 2007.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $326,000, resulting from net loss of $4.9 million, adjusted for $11.4 million in non-cash charges and $6.2 million net change in assets and liabilities. The non-cash charges included depreciation and amortization and stock-based compensation. Net change in assets and liabilities was driven principally by a decrease in accrued liabilities due to cash payments for commissions and excess facilities and a decrease in deferred revenue.

Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2008, resulting primarily from $16.3 million in purchase, net of sales, and maturities of short-term investments and $3.8 million used in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2008 was $3.2 million, resulting primarily from $3.7 million used to repurchase shares of common stock in the open market, which was offset by $505,000 in proceeds from issuance of common stock upon exercise of options.

Commitments

We have signed contracts with certain network service and mobile data providers under which we have minimum purchase commitments that expire on various dates through June 2011.

In August 2008, we paid $476,000 related to minimum purchase commitments shortfall with two suppliers.  Future minimum purchase commitments under these agreements as of September 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	3,941
2009	11,935
2010	10,667
2011	2,550
$29,093

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of September 30, 2008 are as follows (in thousands):

Year ending December 31:
Remaining 2008	$1,758
2009	6,785
2010	4,651
2011	3,559
2012	2,728
2013 and thereafter	6,593
$26,074

Our combined purchase and operating lease commitments decreased by $11.0 million from December 31, 2007.  At September 30, 2008, we had no material commitments for capital expenditures.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), the reserve balance at September 30, 2008 is $1.9 million compared to $3.8 million at December 31, 2007.  Included in the unrecognized tax benefits at September 30, 2008 is $28,000 for accrued interest.

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

A substantial portion of the growth of our business has depended on, and will continue to depend, in part upon our ability to expand the broadband elements of our virtual network to address broadband access technologies, such as cable modem, DSL, Wi-Fi, 3G data, Wi-Max and other wireless technologies, including 3G. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 38% of our revenues for the first nine months of 2008, of which approximately 27% and 8% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions.  Revenues from customers domiciled outside of the United States were 38% of our revenues in 2007, of which approximately 27% and 7% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Our sales and service deployment cycles could require us to incur substantial sales costs that may not result in related revenues.

Our business is characterized by a sales cycle between the time a potential customer is contacted and a customer contract is signed. Once a customer contract is signed, if the contract is not a flat-rate contract there is typically an extended period before the customer’s end users actually begin to use our services, which is when we begin to realize revenues.  As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues.  Even if we enter into a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales increase, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results will be harmed.

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

We license technologies from several software providers that are incorporated in our services. We anticipate that we will continue to license technology from third parties in the future. Licenses from third party technologies, may not continue to be available to us at a reasonable cost, or at all. The loss of these technologies or other technologies that we license could have an adverse effect on our services and increase our costs or cause interruptions or delays in our services until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our services.

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

Our revenues and profitability depend on the overall demand for enterprise connectivity services. The weakening of the global economy, and particularly the recent credit crisis and resulting substantial drop in the financial market, may lead to decreased trade and corporate spending on Internet infrastructure. In addition, in the past, terrorist attacks, including the attacks on the United States and internationally, have had a significant impact on global economic conditions and our operations. If there are further acts of terrorism, if hostilities involving the United States and other countries continue or escalate, or if other future financial, political, economic and other uncertainties or natural disasters arise, this could lead to a reduction in travel, including by business travelers who are substantial users of our services, and continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Although we currently bill substantially all of our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay the majority of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies. To date, the impact of exchange rate fluctuations on our operating results have been immaterial. Foreign currency fluctuations are discussed in Interest and Other Income (Expense) under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Sensitivity

As of September 30, 2008, we had cash, cash equivalents, and short-term investments totaling $68.0 million, as compared to $75.2 million as of December 31, 2007 which decreased primarily due to cash outlays to repurchase shares of our outstanding common stock. Our investment portfolio consists of money market funds and securities, asset backed securities, corporate securities, and government securities, generally due within one to two years. All of our instruments are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

The following compares the principal amounts of short-term investments by expected maturity as of September 30, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of September 30, 2008
	2008	2009	2010	Total Cost Value	Total Fair Value
U.S. Government agencies	$—	$4,500	—	$4,506	$4,491
Commercial paper and agency discount notes	1,700	14,550	—	16,080	16,055
Total	$1,700	$19,050	$—	$20,587	$20,545

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2007 (in thousands):

	Expected Maturity Date for Par Value Amounts for the Year Ended December 31,			As of December 31, 2007
	2008	2009	2010	Total Cost Value	Total Fair Value
Government agencies	$4,250	$—	$—	$4,256	$4,258
Total	$4,250	$—	$—	$4,256	$4,258

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

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiffs filed amended complaints in the six cases designated as “focus cases” on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The “focus case” issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007.  The Court denied the motions to dismiss on March 16, 2008.  On October 2, 2008, the plaintiffs withdrew their class certification motion.

These matters were previously reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2008, our Board of Directors approved a two-year stock repurchase program which authorizes iPass to repurchase up to $30.0 million of its outstanding common stock. A total of $3.2 million of stock was repurchased in the first quarter of 2008 and a total of $500,000 of stock was repurchased in the second quarter of 2008, leaving approximately $26.3 million that may be used for future repurchases.  There were no repurchases of outstanding stock during the third quarter of 2008.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(4) Filed as an exhibit to the Quarterly Report on Form 10-Q (Commission No 000-50327), filed with the SEC on August 11, 2008, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 7, 2008	By:	/s/ Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005. (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(4) Filed as an exhibit to the Quarterly Report on Form 10-Q (Commission No 000-50327), filed with the SEC on August 11, 2008, and incorporated herein by reference.