Form 10-K
IPASS INC
filed 2009-03-16
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2008 as reported by the Nasdaq Global Market on that date: $90,858,050.  The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 18,841,756 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2008. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 27, 2009 was 61,281,344.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2009, are incorporated by reference in Part III, Items 10-14 of this report on Form 10-K.

iPASS INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

PART I

Item 1. Business

Overview

We offer enterprise mobility services on a global basis and managed network services for enterprise remote and branch office connectivity in North America.  We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Enterprise Mobility Services

The growth of remote and mobile workers combined with the proliferation of mobile devices and remote and mobile broadband networks has created increasing technical and security complexity for enterprises which can lead to increased costs, increased risks, and lost workforce productivity.

To address this growing enterprise pain point, we provide software-enabled enterprise services that unify the management of remote and mobile connectivity and devices on a global basis. First, we offer a portfolio of connectivity services. Our flagship connectivity service, iPass Mobile Office, is designed to enable enterprises to provide their employees with secure internet and corporate network connectivity over multiple access networks through a single easy-to-use interface and login experience, while the enterprise enjoys a global vendor relationship with iPass that includes unified management, support and billing. iPass Mobile Office unifies access across approximately 400 3G mobile broadband, Wi-Fi hotspot and dial-up networks in over 160 countries that make up the iPass global virtual network. The service also gives customers the option to use the service for access over networks that are not part of the iPass global virtual network including private networks such as on-campus wireless local area networks (WLANs) and employees’ home networks, or public Wi-Fi hotspots, municipal Wi-Fi networks, 3G mobile data networks and hotel Ethernet links that are not currently in the iPass virtual network.

In addition, iPass Mobile Office includes capabilities for managing laptop and handhelds over the Internet, including detailed reporting on device configurations and usage and the ability to automatically update software on these hard-to-reach devices based on corporate policies.

We also offer the iPass Virtual Office service that combines iPass Mobile Office with managed home broadband service in the US and Canada.  We aggregate over 170 providers of cable, DSL and other home broadband services into the industry’s most complete network, and then provision and manage these links for the enterprise.

Managed Network Services

We offer site-to-site managed network services via the internet through our iPass Branch Office and iPass Retail Office services that combine service functions that include end-to-end Managed IP VPN, Visa accredited PCI security solutions for retail, and home gateway management for teleworkers.  Complete with a tailored design and end-to-end software license agreements to meet enterprise performance requirements, iPass services are used by leaders in a range of industries including retail, hospitality, financial services and health care.

Software-Based Platform for Service Delivery

In contrast to traditional telecommunications companies that build, operate and maintain network facilities, we have created a software-based platform that delivers a virtual network over which our services operate. Our software architecture gives our services the technology flexibility and cost-effective scalability valued by enterprises. It is composed of contractual relationships and technical integrations with over 550 fixed and mobile telecommunications carriers, Internet service providers and other network service providers around the globe. This architecture has redundancy built in throughout, from the use of multiple network providers in most countries to fault-tolerance mechanisms at key points in the platform. This allows us to deliver extremely high service availability to our customers. Since 2000, there has been no service-wide system down-time that impacted the platform and the services that it provides.

In addition, our platform allows us to present a simplified management console to our customers, which helps them gain better control of remote and mobile connectivity and makes their back-end operations more efficient. Customers can configure and enforce network access policies based on financial and security considerations. They also benefit from centralized delivery of detailed billing, reporting and management information.

Revenue Sources

We derive revenues primarily from usage of our networks and service fees.  Our revenues are generated by providing enterprise connectivity services to customers using broadband access technologies, including hotel Ethernet, Wi-Fi hotspots and mobile broadband services based on 2.5G and 3G technologies such as 1xRTT, EV-DO, GPRS and HSDPA as well as narrowband access technologies, such as modem dial-up.  Additionally, we receive revenue from software and services fees, including authentication services for channel partners, service fees for use of our iPassConnect mobility manager software on private and 3rd-party networks, value-added reporting services, endpoint systems management services and professional services including service customization, service deployment and customer training.  We market and sell our services directly, as well as indirectly through channel partners, including network service providers, Internet service providers, systems integrators and value-added resellers.  See our Consolidated Financial Statements for our revenues and other financial performance and condition for the past three years.

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

Increase User Penetration within our Existing Customer Base. We seek to accelerate the adoption of our services by broadening usage of our services to all customer employees who use laptop and handheld mobile devices at home, while traveling, or in the office. We intend to achieve this objective through a rollout of software value adds that simplify the user experience around free Wi-Fi locations and the sale of services related to the use of iPass software over non-iPass networks, such as enterprise home broadband and on-campus wireless LANs as well as Wi-Fi hotspots, municipal Wi-Fi networks, 3G mobile broadband networks and hotel Ethernet links.  We intend to drive end users awareness and usage within certain account marketing programs.  We also intend to continue to add to our service connectivity footprint to address the needs of users whom we do not yet serve.

Within customers who only have implemented our services in a single division or geographic region, we endeavor to broaden service adoption to all other operating units of the enterprise. A key function of our sales force is to assist our customers with the adoption and integration of our services within their organizations, continually assess the customers evolving needs and offer new services for adoption, and provide ongoing account management.

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

Our core assets and capabilities include:

Global Virtual Network for Mobile Use. Our virtual network aggregates over 131,000 access points in approximately 160 countries. As of December 31, 2008, over 21,000 of these access points were dial-up connections and approximately 110,000 were broadband connections, comprised of approximately 108,000 Wi-Fi hotspots and approximately 2,000 wired hotspots as well as mobile data services in the United States, China, Japan, UK, Netherlands, Hong Kong and Singapore. As a result, enterprises that use our services can provide their remote and mobile workers with access from these countries, in most instances with a local telephone or broadband connection.

Virtual Fixed Broadband Network for Use in Home, Branch and Retail Locations. In North America we have contractual relationships with over 170 fixed broadband network providers, allowing us to provide the region’s most complete fixed broadband coverage for enterprises looking for a single source through which to connect home offices, branch offices, and retail locations.

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

This architecture also makes our virtual network scalable, allowing us to handle more connections and users with a less than proportional increase in capital expenditures.

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

Mobile Device Management. We have software and services that allow for flexible and automated systems management capabilities, with specific advantages with regard to laptop and handheld endpoint systems used by remote and mobile workers. The capabilities can be used for device discovery, device inventory, asset management, device configuration, patch management and software distribution. These capabilities can be hosted on servers at our customers’ premises or delivered from iPass data centers.  They are supported by agent software that runs on the mobile worker’s device.

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

 Integration of New Technologies. We actively evaluate and integrate support for new access methods, laptop and handheld operating systems and applications into our service offering. For example, we support wired broadband, wireless broadband based on the current and emerging Wi-Fi standards, as well as 3G mobile data services. End users can access our virtual network using desktop and laptop computers, wireless handheld devices and other Internet Protocol (IP) enabled electronic devices. Our network integrates with our enterprise customers’ existing VPN and security applications, and our software supports a wide range of computer operating systems, including various versions of Microsoft’s Windows(R) and Apple’s Mac OS, as well as Symbian OS and Microsoft’s Windows Mobile versions for handheld devices.

Services

iPass Mobile Office

iPass Mobile Office offers our customers the ability to reduce their costs of delivering mobility by providing unified global connectivity, connectivity management and device management.  It delivers 3G mobile data, Wi-Fi hotspot, wired broadband and dial-up access through the iPassConnect mobility manager.  It unifies management and billing for the IT department. We generally bill customers based on usage of the iPass virtual network, as well as additional monthly fees based on number of users for use of our client and management software over non-iPass networks. The process by which a mobile worker accesses his or her enterprise network through iPass virtual network is illustrated in the following diagram and described through the following steps:

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

Hosted Authentication. We offer a hosted authentication option for iPass Mobile Office to enable enterprises to realize the benefits of our enterprise connectivity services while avoiding the cost of installing and managing additional authentication infrastructure. We manage an enterprise’s authentication server in one of our secure data centers, but the enterprise’s information technology manager retains full control. There is an additional option that allows the individual charges to be directly charged to their corporate credit card.

On-Campus Roaming. This feature allows enterprise IT departments to offer a single user experience for all remote and local wireless connections while extending centralized management of security policies to these potentially vulnerable corporate wireless networks.

Virtual Office. iPass Virtual Office adds managed fixed broadband for teleworkers to Mobile Office, providing enterprise customers a method of outsourcing the broadband network design, implementation and on-going support for their entire population of home workers.  This service provides customers a managed service with a single point of contact and single consolidated bill while supporting broadband connections on different technologies and carriers. iPass maintains relationships with over 170 cable and DSL providers to provide coverage in the United States, Canada and the United Kingdom. The Virtual Office service comes with a secured, managed Wi-Fi enabled router to allow a user the freedom to work anywhere within the home.

iPass Managed Network Services

Branch Office. This service provides an organization with a managed wide-area network to connect hundreds of small offices back to a corporate data center. It leverages iPass’ relationships with over 170 cable, DSL and wireless providers to provide coverage throughout the United States and Canada. The connections are secured using VPN platforms from Cisco, Juniper Networks and SonicWALL and the entire service is managed by iPass. As part of the managed service, iPass provides end-to-end proactive monitoring, reporting and troubleshooting of the health of the network, including availability, latency and packet loss. All of this information is available on a real-time basis on the Universal Remote Control section of the iPass portal.

Retail Office. Retail Office provides wide-area networking for distributed retail locations to connect to a corporate data center. It is identical to the Branch Office product except that the offering includes Payment Card Industry (PCI) Compliance as part of the solution. PCI is required for any network which transmits credit card data. Retail Office solutions include VPN platforms from Cisco and Juniper Networks and include all of the proactive management and reporting associated with Branch Office as well as specific reporting for PCI Compliance.  Secure Franchise is an additional add-on offering to Retail Office which enables franchise owners to access their Retail Office locations remotely.

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

Co-location Facilities

Our Transaction Centers are co-located across eight geographically diverse facilities in the United States, the United Kingdom, The Netherlands, Australia, Japan, and Hong Kong. Our Phonebook, Express Connect, Clearinghouse, Finance systems, and corporate web services, are all co-located in United States facilities. Should a primary facility experience an extended service outage, two of our eight Transaction Centers also serve as standby and disaster recovery facilities for these environments. We maintain standard contractual agreements with the third parties that host our co-location facilities which generally provide for a term of between one and three years. If our relationships with these providers terminate, we believe that we will be able to secure relationships with alternative providers without any significant disruption to our operations.

Customers

We sell our service offering directly to enterprise customers and indirectly though channel partners.

Revenues generated in the United States accounted for approximately 61%, 62% and 60% of total revenues for the year ended December 31, 2008, 2007 and 2006, respectively.  International revenues accounted for approximately 39%, 38% and 40% of total revenues for the year ended December 31, 2008, 2007 and 2006, respectively. Revenues generated in the United Kingdom accounted for 9%, 11% and 11% of total revenues for the year ended December 31, 2008, 2007 and 2006, respectively. International revenues are determined by the location of the customer’s headquarters.

Substantially all of our long-lived assets are located in the United States.

Agreements with Network Service Providers

We have relationships with over 550 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our services in over 160 countries around the world. We pay network service providers for access to their network on a usage or session basis, in some cases, subject to minimum purchase commitments. Most of these contracts have a one or two year term, after which either party can terminate the contract with notice. In 2008, the largest network suppliers were Swisscom Hospitality Services (SHS), Verizon Business Services (formally MCI), and T-Mobile US, which accounted for nearly 10%, approximately 7% and approximately 7% of our network access expenses, respectively. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.  In countries in which we have contracted with multiple network service providers, if one network service provider is no longer available, we can generally obtain alternative network access without significant disruption to our business. We are also able to direct users to the network of particular service providers to fulfill minimum purchase commitments.

Sales and Marketing

We sell our services directly through our sales force and indirectly through our channel partners. Our sales organization is organized into regional account teams, which include sales directors, sales managers, account executives, account managers, sales engineers and sales operations personnel. We maintain sales offices or personnel in a number of cities in the United States as well as Australia, the United Kingdom, Hong Kong, Japan, Germany, France, Singapore, Denmark, Sweden and The Netherlands. As of December 31, 2008, our sales organization was comprised of 50 individuals in North America, 17 individuals in Asia Pacific and 43 individuals in Europe.

Our channel partners include network service providers, telecommunications carriers, systems integrators and value added resellers. A channel partner typically signs a one to two year agreement with us through which we appoint the partner as a nonexclusive reseller of our services. Channel partner responsibilities vary and may include actively marketing and selling iPass services, deploying and supporting customer accounts, and implementing and managing billing for their customers. Selling through channel partners allows us to offer our services without incurring the full cost of customer acquisition (sales and marketing) or customer post-sales support. Our channel partners typically sell complementary hardware, software, and services, and bundle our services with their core offerings.  They may also have a base of existing customers to whom they can efficiently sell our service.  In many cases our salespeople do support the partner with closing new business, and once an enterprise has signed a contract for our services through a channel partner, our post-sales team may work with the channel partner to ensure successful implementation of our services. However, the enterprise remains the customer of the channel partner and has no direct financial relationship with us.

We focus our marketing efforts on establishing a strong corporate reputation in the market, creating awareness and preference for our services and their benefits, educating potential customers, generating new sales opportunities, generating end-user awareness and demand within existing customer accounts and enabling our sales force and channel partners to effectively sell and service our offerings . We conduct a variety of marketing programs that may include advertising, promotions, public relations, analyst relations, telemarketing, direct marketing, web and e-mail marketing, collateral and sales tools creation, seminars, events and trade shows, training, and co-operative channel marketing and promotions.

Competition

We compete primarily with large, facilities-based carriers and software-enabled virtual network operators. We compete based on a number of factors including geographic network coverage, pricing, multiple network technology support, network reliability, quality of service, ease of implementation, ease of use and ease of management.  We believe that we compete favorably in terms of geographic network coverage, pricing, network reliability, quality of service, ease of implementation and ease of use.

Facilities-based telecommunications carriers against whom we compete, such as AT&T globally, Verizon Business in the U.S. and BT Infonet and Vodafone Group Plc in Europe, generally have substantially greater resources, larger customer bases, longer operating histories, and greater name recognition than iPass. Carriers may have the ability to offer a broad range of services and may be willing to reduce the price for remote access when it is bundled with their other services. In some cases, potential customers are also suppliers to these carriers, and may be more inclined to purchase enterprise connectivity services from these carriers than from us. We believe that we compete favorably against facilities-based carriers when the potential customer is not a supplier to the carrier, and when the customer requires global multi-technology access rather than access only within a limited geographic region or via a single access method.

To a lesser extent we also compete with software-enabled virtual network operators. In some cases, our service offerings may be offered at a price premium to those offered by our competitors, which may put us at a competitive disadvantage.  These companies are typically smaller and less well-known than iPass, which can give us an advantage in the market.  We believe we compete favorably against these competitors in terms of geographic network coverage, pricing, multiple network technology support quality and ease of management of our service offerings as well as our corporate reputation and global account support capabilities. Still, software-based virtual network operators may also provide managed services such as VPNs and firewalls, and additional telecommunications services such as local exchange and long distance services, voicemail and DSL services.  We do have channel partners that offer these types of services in conjunction with our service, but we do not offer these additional services directly, which may put us at a competitive disadvantage when competing for potential customers.

For a discussion of the possible effects that competition could have on our business, see “Risk Factors — We face strong competition in our market, which could make it difficult for us to succeed.”

Research and Development

We believe that to compete favorably we must continue to invest in the research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. As of December 31, 2008, our research and development organization consisted of 172 employees. Our research and development expenses were $16.5 million, $21.1 million and $22.6 million in 2008, 2007, and 2006, respectively.  Our restructuring plan announced in February 2009 resulted in layoffs affecting 30 employees in our research and development organization.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. iPass has a patent portfolio of nine US patents, two Australian patents, one Israeli patent and three European patents (UK, Germany and France).  Our patents expire between 2016 and 2025.  In 2008 we were granted one new US patent and three European patents around the application of our device ID technology for performing secure network purchases. We were also granted one new patent in Australia on our Device ID technology.  We currently have twenty-two US patent applications pending, and twenty-three international patent applications pending (in the same subject areas as the US patent applications). If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into our services, including our license for encryption granted by RSA Security. Licenses from third party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of December 31, 2008, we had 508 employees, consisting of 108 in network operations, 172 in research and development, 149 in sales and marketing and 79 in general and administrative. We consider our relationship with our employees to be good.

Our restructuring plan announced in February 2009 resulted in layoffs affecting approximately 70 employees in our sales, marketing, research and development, operations and general and administrative departments.

Trademarks

iPass(R), iOQ(R) and the iPass logo are our U.S. registered trademarks. iPassConnect(TM), ExpressConnect(TM), iPassNet(TM), RoamServer(TM), NetServer(TM), iPass Mobile Office(TM), DeviceID(TM), EPM(TM), iSEEL(TM) and iPass Alliance(TM) are designations that we use. We have also applied for or registered company trademarks in over 50 other countries. We rely on our trademarks in combination with copyright, trade secret laws, patents, and disclosure restrictions to protect our intellectual property rights.  These trademarks are currently due to be renewed in the differing jurisdictions at various times commencing in 2009 and ending in 2017

Available Information

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

Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global and credit markets and the global economic downturn generally continues to adversely impact our customers and potential customers. These market and economic conditions have continued to deteriorate despite government intervention globally, and may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. Certain of our current and prospective customers may go out of business, may merge with others, or may be forced to drastically cut expenditures, which may result in less demand for our products and services. Further, we may not be able to collect our accounts receivables from customers that do go out of business.  If we are unable to protect against these events or adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

If we are unable to meet the challenges posed by broadband access, our ability to profitably grow our business will be impaired.

A substantial portion of the growth of our business has depended, and will continue to depend, in part upon our ability to expand the broadband elements of our virtual network to address broadband access technologies, such as cable modem, DSL, Wi-Fi, 3G data, Wi-Max and other wireless technologies, including 3G. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our virtual network include:

The broadband access market continues to develop at a rapid pace. Although we derive revenues from wired and wireless broadband “hotspots”, such as certain airports, hotels and convention centers, the broadband access market, particularly for wireless access, continues to develop and the level of anticipated demand may not develop. In particular, the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the broadband wireless access market does not develop, we will not be able to generate substantial revenues from broadband wireless access.

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

Broadband service provider actions may restrict our ability to sell our services.  Some network providers restrict our ability to sell access to their networks to iPass resellers whom they consider competitive with them.  This can reduce our revenue by limiting the footprint our partners can make available to their customers.  In addition, in some geographies the conventional practice is for a mobile data (3G) carrier to provide a device on a subsidized basis.  This device cannot easily be used with any network besides that of the carrier who provides it, which makes it difficult for iPass to replace that carrier in the account and thus may negatively impact our ability to sign new enterprise customers to our Mobile Data service.

If demand for broadband access continues to increase but we do not meet the challenges outlined above, our ability to grow our business may suffer.

If we do not deliver valuable services for smart-phones and other Internet-connected handheld devices our ability to profitably grow our business may be impaired.

A variety of smart-phone devices are available in the marketplace enabling individuals to, among other things, check email and access the Internet.  There are a number of competing operating systems in use on these smart-phones.  Most of these smart-phones are distributed by mobile operators to their customers for use over the particular operator’s 3G mobile data networks, and the mobile operators subsidize the purchase price of the devices in exchange for a commitment to a long-term service contract.

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

The growth of our business is dependent, in part, upon the increased use of enterprise connectivity services and our ability to capture a higher proportion of this market. If the demand for enterprise connectivity services does not continue to grow, or grows in ways that do not use our services, then we may not be able to grow our business, maintain profitability or meet public market expectations. Increased usage of enterprise connectivity services depends on numerous factors, including:

•	the willingness of enterprises to make additional information technology expenditures;
•	the availability of security products necessary to ensure data privacy over the public networks;
•	the quality, cost and functionality of these services and competing services;
•	the increased adoption of wired and wireless broadband access methods;
•	the proliferation of electronic devices such as handhelds and smart-phones and related applications; and
•	the willingness of enterprises to invest in our services during the current world-wide economic crisis.

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

Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks, there may be little incremental cost for them to provide additional hotspot access or telephone connections. As a result, they may offer remote access services at little additional cost, and may be willing to discount or subsidize remote access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our remote access service. As a result, large carriers may sell their remote access services at a lower price. In addition, new non-facilities-based carriers may enter our market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.

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

We sell our services directly through our sales force and indirectly through our channel partners, which include network service providers, systems integrators and value-added resellers. Our business model has changed to rely more on our channel partners.  Our business depends on the efforts and the success of these channel partners in marketing our services to their customers. Our own ability to promote our services directly to their customers is often limited. Many of our channel partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these channel partners may be reluctant to promote our services. If our channel partners fail to market our services effectively, our ability to grow our revenue would be reduced and our business will be impaired.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 39% of our revenues in 2008, of which approximately 28% and 8% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. For example, we completed the acquisitions of GoRemote Internet Communications, Inc. (“GoRemote”) in February 2006. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, would result in dilution to our stockholders. In the case of completed or future acquisitions, we may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Completed acquisitions by us, such as the GoRemote transaction, or future acquisitions by us have or could also result in large and/or immediate write-offs, impairment charges or assumption of debt and contingent liabilities, any of which could harm our operating results.

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

We license technologies from several software providers that are incorporated into our services. We anticipate that we will continue to license technology from third parties in the future. Licenses from third party technologies may not continue to be available to us at a reasonable cost, or at all. The loss of these technologies or other technologies that we license could have an adverse effect on our services and increase our costs or cause interruptions or delays in our services until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our services.

Litigation arising out of intellectual property infringement could be expensive and disrupt our business.

We cannot be certain that our products do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties, or that other parties will not assert infringement claims against us. From time to time we have been, and we may continue to be, involved in disputes with these third parties. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of our resources. Successful claims against us may result in an injunction or substantial monetary liability, which in either case could significantly impact our results of operations or materially disrupt the conduct of our business. If we are enjoined from using a technology, we will need to obtain a license to use the technology, but licenses to third-party technology may not be available to us at a reasonable cost, or at all.

In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents (other than our auction rate securities); however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

In October 2002, GoRemote's officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs.  In February 2003, the court dismissed the section 10(b) claim against GoRemote without leave to amend, but declined to dismiss the section 11 claim.  In June 2004, GoRemote and almost all of the other Issuers executed a settlement agreement with the plaintiffs.  In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to modification of certain bar orders contemplated by the settlement.  In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement.  On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement.  On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement.  On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court's earlier decision certifying as class actions the six IPO Lawsuits designated as "focus cases."  Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc.  On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement was terminated pursuant to stipulation and will not receive final approval.

Plaintiffs filed amended complaints in the six cases designated as “focus cases” on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The “focus case” issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007.  The Court denied the motions to dismiss on March 16, 2008.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “IPAS”. The following table sets forth the high and low sale price of our common stock, based on the daily sale, in each quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Market:

	Low Sale Price	High Sale Price
Fiscal year ended December 31, 2008:
First Quarter	$2.43	$4.10
Second Quarter	1.95	3.14
Third Quarter	1.57	2.50
Fourth Quarter	1.01	2.19
Fiscal year ended December 31, 2007:
First Quarter	$4.76	$6.07
Second Quarter	4.98	5.69
Third Quarter	3.92	5.62
Fourth Quarter	3.88	4.86

We had 61,281,344 shares of our common stock outstanding held by 262 stockholders of record as of February 27, 2009.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash as of July 24, 2003, the date of our initial public offering for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31:

Comparison of Cumulative Total Return Among iPass Inc., Nasdaq Market Index and Russell 2000 Index

175
150
125
100
75
50
25
0
DOLLARS
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
iPass Inc.
Russell 2000 Index
Nasdaq Market Index

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
iPass Inc.	100.00	46.22	40.97	36.73	25.36	7.62
Russell 2000 Index	100.00	117.49	121.40	142.12	135.10	88.09
Nasdaq Market Index	100.00	108.41	110.79	122.16	134.29	79.25

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

Stock Repurchases

On February 12, 2008, we announced that our Board of Directors approved a stock repurchase program which authorizes us to repurchase up to $30 million of outstanding common stock.  Through December 31, 2008, we repurchased and retired a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million, leaving approximately $26.3 million that may be used for future repurchases.  There was no stock repurchase activity during the third or fourth quarter of 2008.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$191, 368	$191,732	$182,711	$169,373	$166,319
Total operating expenses	284,767	206,077	202,001	151,474	137,353
Operating income (loss)	(93,399)	(14,345)	(19,290)	17,899	28,966
Net income (loss)	(91,968)	(34,214)	(8,089)	12,895	19,068
Net income (loss) per share:
Basic	(1.50)	(0.54)	(0.13)	0.20	0.31
Diluted	(1.50)	(0.54)	(0.13)	0.19	0.29

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data
Total assets	$125,328	$221,898	$263,602	$254,474	$230,513
Total stockholders’ equity	89,797	181,108	221,389	226,251	207,222

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

Overview of 2008

In 2008, we continued to add new customers, including 30 from the Forbes Global 2000, bringing our total Forbes Global 2000 customers to 447 as of December 31, 2008.  As we continued to increase the number of broadband access points during the year, increasing our global broadband footprint was a priority for us in 2008.  We ended 2008 with approximately 110,000 Wi-Fi and wired hotspots worldwide, approximately 108,000 of which were Wi-Fi hotspots and approximately 2,000 of which were wired hotspots. This enabled our customers to remotely access their corporate networks from more locations, at higher speeds and contributed to a $28.7 million or 38.1% increase in broadband usage revenue to 103.7 million in 2008 over 2007.

The global economic downturn, which has led to a substantial spike in corporate layoffs and a sharp drop-off in business travel in our enterprise customer base adversely impacted our business, particularly in the fourth quarter of 2008 in which we experienced an overall revenue decline of approximately 4% from previous quarter.

While broadband usage revenue increased in 2008, the decline in revenues from our traditional dial-up business and the economic downturn offset the increased revenues, resulting in full year 2008 revenues that were essentially flat as compared to 2007.  In 2008, dial-up revenue decreased 45% to $37.1 million in 2008 as compared to $67.8 million in 2007 and $105.7 million in 2006.  This decrease was offset in part by an increase in revenues generated from usage of our broadband service as well as fee-based services. Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services for both dial-up and broadband access, as well as continue to increase fee revenues from fee based services. In 2009, we expect to see continued growth in new customers.  However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section above entitled “Risk Factors.”

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

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 54%, 39% and 22% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

We provide customers with deployment services and technical support throughout the term of the contract.  For customers on usage based pricing plans we typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.  For customers on flat rate pricing we charge for these services as part of our monthly per user fee.  We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements.  Revenues generated from license and maintenance fees, together with revenues generated from deployment services, technical support, minimum commitment shortfall and enterprise flat rate fees, represented approximately 27%, 26% and 20% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Acquisitions

In February 2006, we acquired all the outstanding shares of GoRemote, a provider of managed virtual business network services for approximately $78.9 million in cash.  This acquisition allowed us to expand our product offering to include GoRemote’s managed broadband services for branch offices and teleworkers.

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

Revenue Recognition

Usage and Services Fees

We derive a substantial portion of our revenues from broadband and dial-up usage fees. We recognize revenues when evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a detailed assessment of accounts receivable for specific, as well as anticipated, uncollectible accounts receivable. Our estimate for the allowance for doubtful accounts is based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience.  The allowance for doubtful accounts was $927,000, $2.8 million and $3.1 million as of December 31, 2008, 2007 and 2006, respectively, for estimated losses resulting from the inability of our customers to make their required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if we underestimated the allowances required, additional allowances may be required, which would result in an increased general and administrative expense in the period such determination was made.

Stock-Based Compensation

Effective January 1, 2006, we adopted FAS 123R using the modified prospective method, in which compensation cost was recognized based on the requirements of FAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. FAS 123R requires the use of judgment and estimates in performing multiple calculations. We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our estimate of volatility was based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.  In the fourth quarter of 2008, our life as a publicly traded entity exceeded the historical average term of our options, indicating that we have sufficient historical option data to cease use of the “simplified” method, as described in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” for purposes of valuing options.  Accordingly, our estimate of expected term of options granted was derived from the historical average expected term in 2008.

Upon adoption, we elected the alternative transition method provided in the Financial Accounting Standards Board (“FASB”) Staff Position for calculating the tax effects of equity-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R). As of December 31, 2008, there was $3.1million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  We will adjust total unrecognized compensation cost for future changes in estimated forfeitures.

Restructuring

Restructuring charges are comprised primarily of costs for abandonment of excess facilities, severance and associated employee termination costs.  We record severance costs pursuant to Statement of Financial Accounting Standard ("SFAS") No. 112, “Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43” and the excess facility costs are recorded pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” ("SFAS No. 146").  SFAS No. 146 requires that liabilities be recorded at fair value.  The difference between the fair value of the liability at the time it was recorded and the total cash liability is accreted ratably over the expected term.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations.  We reduce costs for the abandonment of excess facilities by estimated income from the sublease of the vacated facilities. As of December 31, 2008, we have estimated $875,000 in sublease income through the end of the sublease lease term in April 2010.  If we are unable to sublease the facilities within the timeframe and for the rates anticipated, we may need to revise our estimates and record additional restructuring charges.

We recognized the accrual related to the facilities abandoned in connection with the acquisition of GoRemote as part of the purchase price allocation pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Impairment Assessments of Goodwill and Long-lived Assets

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The first step in the goodwill impairment analysis is to determine if the estimated fair value is less than the carrying value of the company, as we have one reporting unit.  If the estimated fair value is less than the carrying value of the company, then we perform a second step to measure the amount of the impairment loss by estimating the fair value of all identifiable assets and liabilities of the company, in a manner similar to a purchase price allocation for an acquired business.

In determining the fair value of the reporting unit as well as the tangible and intangible assets, management must make complex and often subjective estimates and assumptions about the future cash flows of the company. These estimates and assumptions include operating forecasts, revenue projections, and risk-based discount rates and may change due to changes in the economy, industry or our own strategy and internal forecasts.  However, we believe that these estimates and assumptions are reasonable.

We also review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount is not recoverable, if they are abandoned or if we are required to perform the second step in the goodwill impairment analysis described above.  The carrying amount of an asset group is compared to the expected future undiscounted cash flows expected from the use and final disposal of that asset group to assess its recoverability.  Any impairment of an asset is measured as the excess of the carrying amount over the fair market value of the asset.  These assessments require management to make significant estimates and assumptions including the identification of any triggering event, operating forecasts, estimated life and cash flows from the use of the assets, and the proceeds from disposal.

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

Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses to date, we have provided a full valuation allowance of $60.0 million against the majority of our deferred tax assets at December 31, 2008, compared to $56.0 million at December 31, 2007.  At each period end, we reassess our ability to realize our deferred tax assets, including net operating losses.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

RESULTS OF OPERATIONS

Revenue

	December 31,
		Change			Change
	2008	$	%	2007	$	%	2006
	(In thousands, except percentages)
Total Revenue	$191,368	$(364)	(0.2%)	$191,732	$9,021	4.9%	$182,711

Full year 2008 revenues were essentially flat as compared to 2007, at $191.4 million and $191.7 million, respectively.  The 2008 revenues reflect a 38% growth in broadband revenues to $103.7 million and a 4% growth in software and service fee revenues to $50.5 million offset by the continued decline in dial-up revenues by 45% to $37.1 million.  The growth in broadband revenue was primarily due to our customers' increased ability to remotely access their corporate networks from more locations and at higher speeds.  The decrease in dial-up revenue was due to a continuation of customer migration from dial up to broadband as a preferred method of connectivity.  Included in 2007 software and service fees revenues was $3.1 million related to a change in estimate for the recognition of minimum commitment billings.

Total revenue increased in 2007 as compared to 2006, due to the addition of new customers signed over the last year and the increase in existing customers’ mobile broadband usage.  This increase in broadband revenues was partially offset by a continued decline in dial-up revenue as customers migrated from dial-up to broadband as the preferred method of connecting to their corporate networks.

A breakdown of revenue by type is as follows:

	December 31,
	2008	Change $	Change %	2007	Change $	Change %	2006
(In thousands, except percentages)
Broadband	$103,712	$28,639	38.1%	$75,073	$35,137	88.0%	$39,936
As a percent of revenue	54.2%	—	15.0%	39.2%	—	17.3%	21.9%

Dial-up	$37,115	(30,711)	(45.3%)	$67,826	$(37,856)	(35.8%)	$105,682
As a percent of revenue	19.4%	—	(16.0%)	35.4%	—	(22.5%)	57.8%

Service fees and other	$50,541	1,708	3.5%	$48,833	$11,740	31.7%	$37,093
As a percent of revenue	26.4%	—	0.9%	25.5%	—	5.2%	20.3%

    While we anticipate broadband revenues will continue to increase in absolute dollars and as a percentage of total revenues, the current global economic downturn may adversely impact this growth as a result of corporate layoffs and restriction on business travel in our enterprise customer base.

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as we expect the use of dial-up as a primary means of enterprise connectivity to continue to decline, although we expect the rate of decline to decrease.

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 39%, 38% and 40% of total revenues in 2008, 2007 and 2006, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 28%, 27% and 26% of total revenues in 2008, 2007 and 2006, respectively. The increase in EMEA as a percent of revenues has been driven by the expansion of our sales force in the region. Revenues in the Asia Pacific region represented 8%, 7% and 10% of total revenues in 2008, 2007 and 2006, respectively. Revenues in the United Kingdom accounted for 9%, 11% and 11% of total revenues in 2008, 2007 and 2006, respectively. To date, substantially all of our revenues have been denominated in U.S. dollars, although in the future some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2008, 2007 or 2006.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute, which we pay to our network service providers.

	December 31,
	2008	Change $	Change %	2007	Change $	Change %	2006
(In thousands, except percentages)
Network access expenses	$81,961	$12,818	18.5%	$69,143	$12,214	21.5%	$56,929
As a percent of revenue	42.8%	—	6.7%	36.1%	—	4.9%	31.2%

The growth in network access expenses from 2007 to 2008 was due primarily to the continuing increased usage of our virtual network with respect to our broadband services as well as an increase in European Wi-Fi revenues and a decline in North American Wi-Fi revenues in the second half of 2008. Network access costs are considerably higher in Europe than in North America.  While network access costs for broadband access are higher than those for dial-up, we expect that as broadband usage continues to increase we may be in a better position to negotiate lower rates for access to broadband networks.

The growth in network access expenses from 2006 to 2007 was due primarily to increased usage of our virtual network with respect to our broadband services. For our dial-up access costs, we continued to purchase network access from additional service providers at a lower cost and to renegotiate a number of our existing network service provider contracts.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	December 31,
	2008	Change $	Change %	2007	Change $	Change %	2006
(In thousands, except percentages)
Network operations expense	$34,770	$512	1.5%	$34,258	$2,245	7.0%	$32,013
As a percent of revenue	18.2%	—	0.3%	17.8%	—	0.3%	17.5%

Network operations expenses increased slightly from 2007 to 2008.  There were no significant fluctuations, offsetting or otherwise.  We expect that our network operations expenses will increase as a percentage of revenue in the first quarter of 2009 and will decrease in absolute dollars and as a percentage of revenue beginning in the second quarter of 2009 as a result of our restructuring announced in February 2009.

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

	December 31,
	2008	Change $	Change %	2007	Change $	Change %	2006
(In thousands, except percentages)
Research and development expenses	$16,381	$(4,760)	(22.5)%	$21,141	$(1,416)	(6.3)%	$22,557
As a percent of revenue	8.6%	—	(2.6)%	11.0%	—	(1.3)%	12.3%

The decrease in research and development expenses, in both absolute dollars and percent of revenue from 2007 to 2008 resulted primarily from $4.2 million lower compensation, benefits and outside contractor expenses resulting from the restructuring plan in 2007.  We expect that our research and development expenses will remain relatively constant in absolute dollars and to the extent revenues increase, will decrease slightly as a percentage of revenues.  The restructuring plan announced in February 2009 includes the redeployment of research and development resources from India to the U.S. This is expected to improve operational efficiencies but is not expected to have a significant impact on expenses.

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

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	December 31,
	2008	Change $	Change %	2007	Change $	Change %	2006
(In thousands, except percentages)
Sales and marketing expenses	$41,140	$(11,669)	(22.1)%	$52,809	$(5,811)	(9.9)%	$58,620
As a percent of revenue	21.5%	—	(6.0)%	27.5%	—	(4.4)%	31.9%

The decrease in sales and marketing expenses in absolute dollars and percent of revenue from 2007 to 2008 was due primarily to approximately $9.3 million in decreased compensation, commission, benefits related and outside contractor expenses resulting from decreased sales personnel as part of our restructuring activities in 2007.  The decreased sales personnel resulted in an additional $930,000 reduction in travel costs and $759,000 in stock-based compensation expense expense.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by $422,000.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our sales and marketing expenses will increase as a percentage of revenue in the first quarter of 2009 and will decrease in absolute dollars and as a percentage of revenue beginning in the second quarter of 2009 as a result of our restructuring announced in February 2009.

The decrease in sales and marketing expenses from 2006 to 2007 in absolute dollars was due primarily to approximately $2.4 million decrease in commission, compensation and benefits expenses resulting from sales personnel terminated as part of our 2006 and 2007 restructuring activities.  The decreased sales personnel resulted in an additional $960,000 reduction in stock-based compensation expense and $875,000 reduction in travel costs.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $1.0 million.  The remaining portion of the decrease was due to individually insignificant items.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	December 31,
	2008	Change $	Change %	2007	Change $	Change %	2006
(In thousands, except percentages)
General and administrative expenses	$21,262	$(96)	(0.4)%	$21,358	$(1,820)	(7.9)%	$23,178
As a percent of revenue	11.1%	—	(0.0)%	11.1%	—	(1.6)%	12.7%

General and administrative expenses decreased slightly from 2007 to 2008.  There were no significant fluctuations, offsetting or otherwise.  We expect that our general and administrative expenses will increase as a percentage of revenue in the first quarter of 2009 and will decrease in absolute dollars and as a percentage of revenue beginning in the second quarter of 2009 as a result of our restructuring announced in February 2009.

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

Impairment of goodwill and long-lived assets

We evaluate goodwill for impairment on an annual basis or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist.  Our stock price has been negatively impacted by the current economic environment, resulting in an 83% decline over the twelve months ended December 31, 2008. This decline was considered a triggering event which led management to perform a valuation analysis to determine whether and to what extent goodwill may have been impaired as of December 31, 2008.  As a result of this analysis, we recorded a charge of $79.8 million related to goodwill impairment in the fourth quarter of fiscal 2008.

As part of the goodwill impairment analysis, we are required to assess our long-lived assets for impairment, pursuant to SFAS No. 144. During the fourth quarter of fiscal 2008, we recorded a charge of $4.7 million related to the impairment of certain of its long-lived assets.

Restructuring and Other Charges

In November 2007, we recorded a restructuring charge of approximately $3.2 million related to a workforce reduction of 72 employees, the abandonment of certain facilities and the write off of certain capitalized assets totaling $900,000.  As of December 31, 2008, management finalized all of the employment terminations, settled all negotiations and paid out the remaining severance resulting in a credit to the restructuring expense of approximately $25,000 in the first quarter of 2008.  We also adjusted the accrual for abandoned facilities, primarily due to increased common area maintenance charges (“CAM charges”), resulting in additional restructuring expense of approximately $8,000 and $183,000 in the first and fourth quarters of 2008.

In June and September 2006, we recorded restructuring charges totaling approximately $1.7 million related to the workforce reduction of 58 employees, across all functions.  In November 2006, we recorded an additional restructuring charge of $3.0 million related to excess facilities. By June 2007, we finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance.  As a result of finalizing all such terminations, we adjusted the accrual for the difference between initial estimates of severance liability and the final payments ultimately made.  This adjustment of approximately $179,000 was credited to the restructuring expense in the second quarter of 2007.

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

In addition, we recorded a charge of $580,000 for severance costs related to the departure of our former Chief Executive Officer in the fourth quarter of 2008.  These costs are comprised of $310,000 for lump-sum cash payment, $243,000 for the acceleration of stock options and stock awards and $27,000 for continuation of health insurance benefits.  All cash severance was fully paid by December 31, 2008 and the health insurance benefits are expected to be paid over the next 17 months.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $3.9 million, $4.2 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Some of our acquired intangibles have reached the end of their estimated useful lives starting in the fourth quarter of 2008.  As discussed in “Critical Accounting Policies and Estimates” above, we recorded an intangible impairment charge of $3.4 million during the fourth quarter of 2008.

Non-Operating Income and Expenses

Interest Income

Interest income includes primarily interest income on cash, cash equivalents, and short-term investment balances.  Interest income was $2.0 million, $3.4 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Interest income declined from 2006 to 2007 and from 2007 to 2008 primarily due to a decreased investment balance resulting from funds used for stock repurchases over the past year and a decrease in the rate of return on our investments.

Foreign exchange losses and other income (expense)

Foreign exchange losses and other income (expense) includes primarily losses on foreign currency transactions and foreign currency forward contracts.  Conversion of foreign currencies resulted in losses of $1.1 million, $246,000 and $121,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The increased loss on foreign currency exchange is primarily due to the strengthening of the US dollar against Euros and British Pounds in 2008.

Provision for Income Taxes

The benefit for income taxes was $581,000 in 2008, compared to a provision of $23.2 million in 2007. The change from provision to benefit is primarily due to the settlement of a California income tax audit of $676,000, receipt of state income tax refunds expensed in previous periods of $163,000, recognition of accelerated R&D credit refund claims for federal income tax purposes under the Housing Assistance Tax Act of 2008 of $141,000, foreign rate differential related to liquidation of a foreign affiliate of $448,000, establishment of deferred tax assets for a foreign affiliate not subject to valuation allowance of $180,000, plus the impact of foreign taxes of $660,000, the establishment of new FIN 48 reserves of $302,000, state minimum franchise taxes of $65,000, and the fact that in 2007 a full valuation allowance was established against the majority of our net deferred tax assets as a result of continued losses.  The change from benefit to provision for income taxes in 2007 compared to 2006 was due to an increase in the valuation allowance against net deferred tax assets to $56.0 million in 2007 as compared to $28.0 million in 2006.  The effective tax rate was (1.0%) for the year ended December 31, 2008 and 209% and (46%) for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Sources of Cash

We have historically relied on cash flow from operations for our liquidity needs.  Key sources of cash are provided by operations, existing cash, cash equivalents and short-term investments.  As of December 31, 2008, we had cash and cash equivalents of $33.1 million and short-term investments of $35.3 million resulting in a net liquidity position, defined as unused availability of the credit facility, cash and cash equivalents and short-term investments, of approximately $68.4 million. We use a professional investment management firm to manage a large portion of our invested cash.  The external firm managed approximately 81% of our total cash equivalents and short term investment balances as of December 31, 2008.  The portfolio is invested primarily in money market funds, commercial paper, commercial paper guaranteed under a government program and government securities for working capital purposes.

While our existing cash, cash equivalents and investment balances may decline during 2009 as a result of a further weakening of the economy or changes in our planned cash outlay, we believe that, based on our current business plan and revenue prospects, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Uses of Cash

 Our principal use of cash is for payroll related expenses; general operating expenses including marketing, travel and office rent; network access costs; and stock repurchase.

Stock Repurchases. During the first quarter of fiscal 2008, we repurchased approximately 1.1 million shares of common stock for an aggregate purchase price of $3.2 million.  And, in the second quarter of fiscal 2008, we repurchased approximately 229,000 shares of common stock for an aggregate purchase price of $500,000.  There was no stock repurchases during the third and fourth quarter of 2008.

Restructuring. In February of 2009, we announced a restructuring plan in order to reduce our operating costs and focus our resources on key strategic priorities. See Note 18, Subsequent Event, of our Notes to Consolidated Financial Statements for further information regarding this restructuring.

Cash Flows

Operating Activities

Net cash provided by operating activities in 2008 was $999,000 compared to net cash used in operating activities of $7.3 million in 2007 and net cash provided by operating activities of $2.3 million in 2006.  The increase in cash provided by operating activities in 2008 primarily relates to a net loss of $92.0 million adjusted for non-cash charges of $98.5 million including $84.5 million related to the impairment of goodwill and long-lived assets, $3.8 million in stock based compensation charges, $3.9 million for the amortization of acquired intangibles and $5.5 million in depreciation and amortization of property and equipment and a $1.5 million decrease in accounts receivable resulting from increased cash collections during the year as well as the write-off of accounts identified as uncollectable.  These were offset by an increase in prepaids and other assets of $1.2 million and a decrease in accrued liabilities of $4.4 million attributable to lower accrued commissions due to a reduced sales force in 2008 and the overall reduction in restructuring and severance accruals as a result of the restructuring activities in the fourth quarter of 2007.  The decrease in cash provided by operating activities in 2007 as compared to 2006 is due primarily to an increase in accounts receivable resulting from increased billings and slower than expected collections from customers.

Investing Activities

Net cash used in investing activities in 2008 was $35.8 million compared to net cash provided by investing activities in 2007 of $73.8 million in 2007 and net cash used in investing activities of $16.0 million in 2006. In 2008, net cash used in investing activities related to purchases of short-term investments, net of maturities, of $30.8 million and $4.6 million for the purchases of property and equipment.  In 2007, net cash provided by investing activities related to maturities of short-term investments net of purchases in the amount of $80.4 million, as well as $5.1 million for the purchases of property and equipment. The $89.1 million increase of cash provided by investing activities in 2007 as compared to 2006 primarily relates to $78.0 million of cash used for the acquisition of GoRemote in 2006.   Net cash used in investing activities in 2006 was primarily from the acquisition of GoRemote, which net of cash acquired was $78.0 million, which we funded primarily by liquidating short term investments.

Financing Activities

Net cash used in financing activities in 2008 was $3.0 million primarily due to $3.7 million used for the repurchases of common stock offset by $631,000 of cash received for stock option exercises and stock purchases through our employee stock purchase plan (ESPP).  Net cash used in financing activities in 2007 was $11.1 million which was comprised of $13.8 million of cash used for repurchases of common stock offset in part by $2.7 million of cash received for stock option exercises and stock purchases through our ESPP.  Net cash used in financing activities in 2006 was $8.7 million which was comprised of $16.2 million of cash used for repurchases of common stock offset by $7.5 million of cash received for stock option exercises and stock purchases through our ESPP.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments

At December 31, 2008, we had no material commitments for capital expenditures.

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

In 2008, we paid $476,000 related to minimum purchase commitments shortfall with two suppliers.  We accrued an additional $94,000 for a minimum purchase commitment with an international mobile broadband supplier.  Future minimum purchase commitments under these agreements as of December 31, 2008 are as follows (in thousands):

Year ending December 31:
2009	$11,297
2010	10,128
2011	2,550
$23,975

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of December 31, 2008 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
2009	$6,986	$(653)	$6,333
2010	4,472	(222)	4,250
2011	3,309	—	3,309
2012	2,552	—	2,552
2013 and thereafter	6,091	—	6,091
	$23,410	$(875)	$22,535

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Yr	1-3 Years	3-5 Years	More Than 5 Yrs
Operating Lease Obligations	$23,410	$6,986	$7,781	$4,868	$3,775
Purchase Obligations	23,975	11,297	12,678	—	—
Total Contractual Obligations	$47,385	$18,283	$20,459	$4,868	$3,775

We identified unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  The balance of unrecognized tax benefits at December 31, 2008 is $2.5 million compared to $3.8 million at December 31, 2007.  Included in the unrecognized tax benefits at December 31, 2008 is $28,000 for accrued interest related to U.S. jurisdictions, and $297,000 for accrued interest and penalties related to India.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Although we currently bill our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay the majority of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies.  Foreign currency fluctuations are discussed in Foreign exchange losses and other income (expense)  under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Sensitivity

As of December 31, 2008, we had cash, cash equivalents, and short-term investments totaling $68.4 million. Our investment portfolio consists of cash, commercial paper, commercial paper guaranteed by a government program and government securities, generally due within one to two years. All of our instruments are classified as available for sale. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

As of December 31, 2007, we had cash, cash equivalents, and short-term investments totaling $75.2 million. Our investment portfolio consisted of cash and government securities, generally due within one to two years. All of our instruments were classified as available for sale.

The following is a chart of the principal amounts of short-term investments by expected maturity as of December 31, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,	As of December 31, 2008
	2009	Total Cost Value	Total Fair Value
Commercial paper	$7,750	$7,726	$7,743
Commercial paper guaranteed by a government program	1,650	1,638	1,642
Federal agency discount notes	21,450	21,258	21,417
U.S. Government securities	4,500	4,479	4,507
Total	$35,350	$35,101	$35,309

    Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.  We consider all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity.  We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. All short-term investments and cash equivalents in our portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.  We evaluate the individual securities in our portfolio that are in an unrealized loss position for other-than-temporary impairment.  As of December 31, 2008 we had one security in an unrealized loss position, totaling less than $1,000.  We do not believe that this unrealized loss constitutes an other-than temporary impairment.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here.  See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2008 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2008
Revenues	$48,112	$48,616	$48,371	$46,269
Operating loss	(2,200)	(2,290)	(1,743)	(87,166)
Net loss	(1,373)	(1,445)	(2,098)	(87,052)
Basic net loss per share	$(0.02)	$(0.02)	$(0.03)	$(1.41)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(1.41)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2007
Revenues	$46,888	$47,597	$47,736	$49,511
Operating loss	(3,288)	(3,705)	(2,709)	(4,643)
Net loss	(468)	(2,313)	(1,081)	(30,352)
Basic net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.49)
Diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.49)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for iPass. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, that audited our financial statements included in this annual report containing the disclosure required by this item has issued an audit report on the effectiveness of our internal control over financial reporting.

Item 9A(T). Control and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1 — Election of Directors” in our definitive proxy statement in connection with our 2009 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2009 (the “Proxy Statement”). That information is incorporated here by reference.

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

We have audited the accompanying consolidated balance sheets of iPass, Inc. and subsidiaries (the Company) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass, Inc. and subsidiaries as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 in fiscal 2007, and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iPass, Inc.:

We have audited iPass, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iPass, Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
March 16, 2009

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,077	$70,907
Short-term investments	35,309	4,258
Accounts receivable, net of allowance for doubtful accounts of $927 and $2,792 in 2008 and 2007, respectively	33,756	35,938
Prepaid expenses and other current assets	7, 225	7,116
Deferred tax assets	101	575
Total current assets	109,468	118,794
Property and equipment, net	7,201	9,272
Other assets	6,364	4,876
Long-term deferred tax assets	79	—
Acquired intangibles, net	2,216	9,504
Goodwill	—	79,543
Total assets	$125,328	$221,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,406	$15,923
Accrued liabilities	12,176	15,788
Deferred revenue—short term	5,736	6,606
Total current liabilities	33,318	38,317
Deferred tax liability	—	575
Deferred revenue—long term	1,958	949
Other long term liabilities	255	1,040
Total liabilities	35,531	40,881
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 61,251,523 and 61,812,598 shares issued and outstanding in 2008 and 2007, respectively)	61	62
Additional paid-in capital	242,160	241,703
Accumulated other comprehensive income	216	15
Accumulated deficit	(152,640)	(60,672)
Total stockholders’ equity	89,797	181,108
Total liabilities and stockholders’ equity	$125,328	$221,989

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$191,368	$191,732	$182,711
Operating expenses:
Network access	81,961	69,143	56,929
Network operations	34,770	34,258	32,013
Research and development	16,381	21,141	22,557
Sales and marketing	41,140	52,809	58,620
General and administrative	21,262	21,358	23,178
Restructuring and other charges	858	3,167	4,733
Amortization of acquired intangibles	3,901	4,201	3,971
Impairment of goodwill and long-lived assets	84,494	—	—
Total operating expenses	284,767	206,077	202,001
Operating loss	(93,399)	(14,345)	(19,290)
Interest income	2,003	3,395	3,721
Foreign exchange losses and other income (expense)	(1,153)	(113)	(62)
Loss before income taxes	(92,549)	(11,063)	(15,631)
Provision for (benefit from) income taxes	(581)	23,151	(7,195)
Net loss before cumulative effect of change in accounting principle	(91,968)	(34,214)	(8,436)
Cumulative effect of change in accounting principle, net of zero tax effect	—	—	(347)
Net loss	$(91,968)	$(34,214)	$(8,089)
Net loss per share before cumulative effect of change in accounting principle:	$(1.50)	$(0.54)	$(0.13)
Per share effect of cumulative change in accounting principle:	$—	$—	$—
Net loss per share:	$(1.50)	$(0.54)	$(0.13)
Number of shares used in per share calculations:	61,179,969	62,828,202	64,572,603

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
Balances, December 31, 2005	64,203	$64	$245,456	$(593)	$(307)	$(18,369)	$226,251	$13,012
Exercise of stock options — common stock issued	1,831	2	5,622	—	—	—	5,624	—
Employee stock purchase plan — common stock issued	409	—	1,884	—	—	—	1,884	—
Outstanding common stock repurchased and retired	(2,975)	(3)	(16,188)	—	—	—	(16,191)	—
Reversal of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(593)	593	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(347)	—	—	—	(347)	—
Fair value of options assumed in acquisition of GoRemote	—	—	5,826	—	—	—	5,826	—
Stock-based compensation	—	—	6,178		—	—	6,178	—
Tax benefit from employee stock option plans	—	—	44	—	—	—	44	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	209	—	209	209
Net income (loss)	—	—	—	—	—	(8,089)	(8,089)	(8,089)
Balances, December 31, 2006	63,468	$63	$247,882	$—	$(98)	$(26,458)	$221,389	$(7,880)
Exercise of stock options — common stock issued	473	1	879	—	—	—	880	—
Restricted stock vested	42	—	—	—	—	—	—	—
Employee stock purchase plan — common stock issued	425	1	1,822	—	—	—	1,823	—
Outstanding common stock repurchased and retired	(2,595)	(3)	(13,798)	—	—	—	(13,801)	—
Stock-based compensation	—	—	4,918		—	—	4,918	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	113	—	113	113
Net income (loss)	—	—	—	—	—	(34,214)	(34,214)	(34,214)
Balances, December 31, 2007	61,813	$62	$241,703	$—	$15	$(60,672)	$181,108	$(34,101)
Exercise of stock options — common stock issued	123	—	90	—	—	—	90	—
Restricted stock vested	375	—	—	—	—	—	—	—
Employee stock purchase plan — common stock issued	254	—	541	—	—	—	541	—
Outstanding common stock repurchased and retired	(1,313)	(1)	(3,672)	—	—	—	(3,673)	—
Stock-based compensation	—	—	3,794		—	—	3,794	—
Acceleration of stock-based compensation included in restructuring and other expense	—	—	243		—	—	243	—
APIC pool adjustment	—	—	(539)		—	—	(539)	—
Unrealized gain on available-for-sale investments, net	—	—	—	—	201	—	201	201
Net income (loss)	—	—	—	—	—	(91,968)	(91,968)	(91,968)
Balances, December 31, 2008	61,252	$61	$242,160	$—	$216	$(152,640)	$89,797	$(91,767)

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(91,968)	$(34,214)	$(8,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,794	4,918	6,178
Acceleration of stock-based compensation included in restructuring and other expense	243	—	—
Amortization of acquired intangibles	3,901	4,201	3,971
Depreciation, amortization and accretion	5,533	4,414	5,989
Loss on disposal of property and equipment	25	1,149	—
Impairment of goodwill and long-lived assets	84,494	—	—
Tax benefit from employee stock option plans	—	—	27
Deferred income taxes	(180)	22,310	(6,739)
Provision for doubtful accounts	717	29	1,056
Cumulative effect of change in accounting principle	—	—	(347)
Realized (gain) loss on investments, net	(29)	52	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,465	(7,388)	868
Prepaid expenses and other current assets	(109)	(775)	(1,102)
Other assets	(1,066)	(62)	(1,015)
Accounts payable	(781)	1,093	(38)
Accrued liabilities	(4,394)	(2,747)	(4,253)
Deferred revenue	139	676	3,848
Other liabilities	(785)	(929)	1,969
Net cash provided by (used in) operating activities	999	(7,273)	2,323
Cash flows from investing activities:
Purchases of short-term investments	(230,192)	(440,294)	(140,490)
Maturities of short-term investments	199,378	520,658	207,695
Purchases of property and equipment	(4,551)	(5,108)	(5,222)
Restricted cash pledged for letter of credit	(422)	(1,470)	—
Acquisition of GoRemote, net of cash acquired	—	—	(77,960)
Net cash provided by (used in) investing activities	(35,787)	73,786	(15,977)
Cash flows from financing activities:
Proceeds from issuance of common stock	631	2,703	7,508
Cash used in repurchase of common stock	(3,673)	(13,801)	(16,191)
Net cash used in financing activities	(3,042)	(11,098)	(8,683)
Net increase (decrease) in cash and cash equivalents	(37,830)	55,415	(22,337)
Cash and cash equivalents at beginning of year	70,907	15,492	37,829
Cash and cash equivalents at end of year	$33,077	$70,907	$15,492
Supplemental disclosures of cash flow information:
Cash paid for taxes	$727	$929	$1,471
Non-cash investing and financing activities:
Assumption of GoRemote options	$—	$—	$5,826
FAS123R APIC pool adjustment	539	—	—
Accrued payments for acquisition of property and equipment	264	—	—

The accompanying notes are an integral part of these consolidated financial statements.

iPASS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

iPass Inc. (the “Company”, “iPass” or “we”) provides software-enabled enterprise connectivity services for mobile workers. Its primary service offering, iPass Mobile Office, is designed to enable enterprises to provide their employees with secure access from approximately 160 countries to the enterprise’s internal networks through an easy-to-use interface. As opposed to telecommunications companies that own and operate physical networks, iPass provides its services through a virtual network. iPass’ virtual network is enabled by its software, its scalable network architecture and its relationships with over 550 telecommunications carriers, internet service providers and other network service providers around the globe. In addition, we provide policy management services that extend our secure offering to enable better protection of user identities, the integrity of an enterprise’s remote and mobile computer systems, or endpoints, as well as an enterprise’s network. These services can be used in conjunction with iPass Mobile Office or over non-iPass network connections. The Company’s software is designed to provide enterprises with a high level of security, the ability to affect and control policy management, and to receive centralized billing and detailed reporting. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosure about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the value of purchase consideration, valuation of accounts receivables, inventories, goodwill, intangibles assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, and customer incentives, among others.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of iPass Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Foreign Currency Transactions

Substantially all revenues and network access expenses are denominated in U.S. dollars. Therefore, the Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar.  Foreign currency losses were $1.1 million, $246,000 and $121,000 for the years ended December 31, 2008, 2007 and 2006 and are included in Foreign exchange losses and other income (expense) in the accompanying Consolidated Statements of Operations.

Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net loss and unrealized gains (losses) on available-for-sale securities.

Comprehensive loss is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(91,968)	$(34,214)	$(8,089)
Comprehensive loss:
Change in accumulated unrealized gain on available-for-sale securities, net of taxes	201	113	209
Total comprehensive loss	$(91,767)	$(34,101)	$(7,880)

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

Concentrations of Risk

The Company’s cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk.  Substantially all of the Company’s cash, cash equivalents and short-term investments are held by two financial institutions. The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers and are managed by recognized financial institutions that follow the Company’s investment policy. Any concentration of credit risk related to these investments is believed to be minimal.  See Note 4 for a discussion of the fair value of these financial instruments.

The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe.  The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers’ financial condition, and maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends, and historical payment experience.  While the Company has not experienced material credit losses in any of the periods presented, there can be no assurance that the Company will not experience material credit losses in the future.

As of December 31, 2008 and 2007, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2008, 2007 and 2006, no customer represented more than 10% of total revenues.

For the years ended December 31, 2008, 2007 and 2006, no individual supplier represented 10% or more of total network access expenses.

 Fair Value of Financial Instruments

For the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximate fair value due to the relatively short maturities of the financial instruments.  The fair value of the Company’s investments and marketable equity securities is determined using quoted market prices for those securities or similar financial instruments.

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

The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and Acquired Intangibles

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal fourth quarter, or more frequently if facts and circumstances warrant a review. With the adoption of SFAS 142, management determined that the Company has a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.

The Company evaluates acquired intangibles for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 142 also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists under SFAS 144. The Company periodically evaluates the carrying amount of its long-lived assets and when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition.  If the Company determines these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the assets and the fair value of the assets.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement purposes of tax positions taken or expected to be taken on a tax return. Under FIN 48, the benefit of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

Change in Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) be based on estimated fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss were increased by $5.7 million and $5.2 million, respectively, for the year ended December 31, 2006. The implementation of SFAS 123(R) reduced basic and fully diluted earnings per share by $0.08 for the year ended December 31, 2006. The implementation of SFAS 123(R) did not have a significant impact on cash flows from operations for the ended December 31, 2006.  The Company recorded a $(347,000) cumulative effect of a change in accounting principle in the condensed consolidated statement of operations upon adoption. Prior to adopting SFAS 123(R), the Company did not reduce stock-based compensation expense by estimated forfeitures; rather the Company reduced stock-based compensation only upon actual forfeiture.  The cumulative effect adjustment is equal to the difference between previously recorded stock-based compensation expense associated with unvested options at January 1, 2006 and the amount that would have been recognized had the Company estimated forfeitures.

Total stock-based compensation expense, including stock options, ESPP and restricted stock awards, recognized under SFAS 123(R) for the year ended December 31, 2008, 2007 and 2006 was $3.8 million, $4.9 million and $6.2 million, respectively. The income related tax benefit totaled $0 for the years ended December 31, 2008 and 2007 and $220,000 for the year ended December 31, 2006.  The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an alternative method for calculating the historical additional paid-in capital pool (APIC pool) available to absorb tax deficiencies as required under SFAS No. 123(R) and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123(R).   We have elected to utilize the transition method outlined in this FSP in accounting for the income tax consequences of employee share-based compensation awards.

When the Company applied the tax ordering provisions prescribed by SFAS 123(R), it determined that no excess tax benefits would likely be realized.  As of December 31, 2008, there was $3.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

Usage Fees

We derive the majority of our revenues from dial-up and broadband usage fees. We recognize revenues when persuasive evidence of an arrangement exists, service has been provided to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured.

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

Services Fees

The Company typically provides its customers with deployment services, technical support and training. Depending on the service provided and the nature of the arrangement, the Company may charge a one-time, annual or monthly fee. The Company recognizes fees relating to deployment services and technical support on a straight-line basis over the term of the contract, generally one to three years.  Training revenue consists of fees for training services, generally provided to customer’s technical teams to help support their own end-users.  Our training rates are generally based on a fixed rate per day and revenue is recognized as training services are delivered.

License and Maintenance Fees

The Company generates license and maintenance revenue through the licensing of its Device Management and DeviceID automated systems management and security software products. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable as prescribed by AICPA Statement of Position (“SOP”) 97-2. We enter into revenue arrangements in which a customer may purchase a combination of software, upgrades and maintenance and support (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, but not the delivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. Revenue from subscription license agreements, which include software, rights to future products on a when-and-if available basis and maintenance, is recognized ratably over the term of the subscription period. License revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer.

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

Advertising

Advertising and promotional costs are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006 these costs totaled approximately $45,000, $259,000 and $533,000, respectively.

Software Development Costs

Costs related to the research and development of new software and enhancements to existing software are expensed as incurred until technological feasibility, defined as the completion of a working model, has been established. To date, the Company’s software has been available for general release shortly after the establishment of technological feasibility.  Costs incurred subsequent to technological feasibility have not been material.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. Effective January 1, 2009, the company will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities. Since the adoption of SFAS 157 for nonfinancial assets and liabilities will be applied prospectively, the Company believes there will not be a material impact on its consolidated financial position, results of operations or cash flows upon adoption.

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), Business Combinations, and SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008.  The impact of the implementation of SFAS 141R will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of January 1, 2009.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company does not expect EITF 08-7 will have an impact on its consolidated financial statements when effective, but there could be a material impact depending on the nature and magnitude of any defensible intangible assets purchased after the effective date of January 1, 2009.

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

Note 4. Financial Instruments

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

Certain financial assets and liabilities are measured at fair value on a recurring basis, including available-for-sale fixed income and equity securities.  The fair value of these financial assets was determined using the following inputs at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$13,309	$13,309	$—	$—
Fixed income available-for-sale securities (2)	$41,949	$—	$41,949	$—
Total	$55,258	$13,309	$41,949	$—

(1) Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2) Fixed income available-for-sale securities include commercial paper (86% of total) and bonds of government agencies (8% of total) and commercial paper guaranteed by a government program (6% of total). Included in fixed income available-for-sale securities is approximately $6.6 million of cash equivalents. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Note 5. Short-Term Investments

The following tables summarize the Company’s short-term investments as of December 31, 2008 and 2007 (in thousands):

	Short-Term Investments
As of December 31, 2008	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$7,726	$17	$—	$7,743
Commercial paper guaranteed by government program	1,638	5	(1)	1,642
Federal agency discount notes	21,258	159	—	21,417
U.S. Government securities	4,479	28	—	4,507
Total	$35,101	$209	$(1)	$35,309

	Short-Term Investments
As of December 31, 2007	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$4,256	$2	$—	$4,258
Total	$4,256	$2	$—	$4,258

The following table summarizes the principal amounts of the Company’s short-term investments by expected maturity date as of December 31, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,	As of December 31, 2008
	2009	Total Cost Value	Total Fair Value
Commercial paper	$7,750	$7,726	$7,743
Commercial paper guaranteed by a government program	1,650	1,638	1,642
Federal agency discount notes	21,450	21,258	21,417
U.S. Government securities	4,500	4,479	4,507
Total	$35,350	$35,101	$35,309

As of December 31, 2008, the Company has no short-term investments with maturities dates beyond 2009 year-end date.

The following table summarizes the gross gains and losses realized which are included in Interest income in the Company’s Consolidated Statements of Operations for the years ending December 31, 2008, 2007 and 2006 (in thousands):

	Twelve Months Ended December 31,
	2008	2007	2006
Gross realized gains	$29	$8	$6
Gross realized losses	—	(60)	(6)
Net realized gains/(losses)	$29	$(52)	$—

Note 6. Allowance for Doubtful Accounts

Changes in the Company’s allowance for doubtful accounts, including acquired amounts, for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Beginning Balance	Acquired	Provisions	Charge Offs	Ending Balance
Year ended December 31, 2006	$2,040	$611	$1,056	$(618	$3,089
Year ended December 31, 2007	$3,089	—	$29	$(326	$2,792
Year ended December 31, 2008	$2,792	—	$717	$(2,582	$927

Note 7. Property and Equipment

Property and equipment consisted of (in thousands):

	December 31, 2008	December 31, 2007
Equipment	$15,240	$32,390
Furniture and fixtures	3,542	4,297
Computer software and equipment	7,425	10,138
Leasehold improvements	2,764	3,882
	28,971	50,707
Less: Accumulated depreciation and amortization	(21,770)	(41,435)
Property and equipment, net	$7,201	$9,272

Depreciation expense was $5.5 million, $5.2 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In the fourth quarter of fiscal 2008, as part of the goodwill and long-lived assets impairment, the Company recorded a charge of $1.3 million related to the impairment of fixed assets.  As part of the Company’s restructuring and reorganization activities in the fourth quarter of 2007, management abandoned certain assets and recorded a $900,000 impairment.

Note 8. Goodwill and Acquired Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company analyzes the carrying value of goodwill for impairment annually or more frequently if there are changes in facts and circumstances indicating that the fair value may be less than its carrying amount.  The Company uses both the income and the market valuation approaches to assessing the enterprise’s fair value.  The Company considers the estimated values derived from both the income and market valuation approaches equally in arriving at the final conclusion of reporting unit fair value.  The income approach provides an estimate of fair value based on discounted expected future cash flows. The estimates and assumptions used to determine the fair value include operating forecasts, revenue projections and risk-based discount rates.  These estimates are based on historical data, management estimates and projections as well as reputable external sources.  The market approach estimates fair value by applying various price or market multiples to the reporting unit’s operating results and then adjusting for an appropriate control premium. The control premium is derived from control premiums offered as part of acquisitions in comparable market segments.

The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2008, and concluded that the fair value of the enterprise was less than the carrying amount of net assets indicating a possible impairment of goodwill.  As such, the Company completed a full goodwill impairment test as described above.  The Company established the fair value of its goodwill by allocating the estimated fair value of its reporting unit to its assets and liabilities, including the estimated fair value of its unrecorded intangible assets, on a fair value basis.  As a result of the fair value analysis and allocation, the Company determined that the full carrying value of goodwill was impaired and recorded an impairment charge of $79.8 million.  In conjunction with the goodwill impairment testing, the Company also analyzed the current fair values of its acquired intangible assets and concluded that certain of those assets were also impaired resulting in an additional $3.4 million impairment charge.

Allocating assets and liabilities on a fair value basis and determining the fair value of unrecorded intangible assets required that management make assumptions and estimates about the fair value of assets and liabilities where the fair values of those assets and liabilities were not readily available or observable. In addition, management made estimates regarding its forecasted revenue, expenses and cash flows, its research and development activities, its customer turnover rates, applicable discount rates and costs of capital and the marketability of its current and future technology.

The following table represents a rollforward of goodwill and acquired intangible assets, net (in thousands):

	December 31, 2007	Adjustment	Impairment	Amortization	December 31,2008
Goodwill	$79,543	$243	$(79,786)	$—	$—
Intangibles:
Existing technology	2,749	—	(970)	(1,404)	375
Patent/Core technology	1,001	—	—	(491)	510
Maintenance agreements and certain relationships	189	—	—	(67)	122
Customer relationships	4,805	—	(1,945)	(1,651)	1,209
Supplier contracts	504	—	(266)	(238)	—
Internally developed software	256	—	(206)	(50)	—
	$89,047	$243	$(83,173)	$(3,901)	$2,216

Total amortization expense related to acquired intangible assets is set forth in the table below (in thousands):

	Twelve Months Ended December 31,
	2008	2007	2006
Intangibles:
Existing technology	$(1,404)	$(1,612)	$(1,612)
Patent/Core technology	(491)	(563)	(563)
Maintenance agreements and certain relationships	(67)	(67)	(66)
Customer relationships	(1,651)	(1,671)	(1,478)
Supplier contracts	(238)	(238)	(208)
Internally developed software	(50)	(50)	(44)
	$(3,901)	$(4,201)	$(3,971)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,000)	$375
Patent/Core technology	4-8 yrs	2,800	(2,290)	510
Maintenance agreements and certain relationships	5 yrs	400	(278)	122
Customer relationships	4-7 yrs	4,800	(3,591)	1,209
		$13,375	$(11,159)	$2,216

	December 31, 2007
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$7,900	$(5,151)	$2,749
Patent/Core technology	4-8 yrs	2,800	(1,799)	1,001
Maintenance agreements and certain relationships	5 yrs	400	(211)	189
Customer relationships	4-7 yrs	8,100	(3,295)	4,805
Supplier contracts	4 yrs	950	(446)	504
Internally developed software	7 yrs	350	(94)	256
		$20,500	$(10,996)	$9,504

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
2009	$1,380
2010	428
2011	239
2012	169
$2,216

Note 9. Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	December 31, 2008	December 31, 2007
Accrued commissions	$2,700	$4,613
Accrued liabilities	5,906	5,582
Deferred rent	34	945
Paid time off payable	1,538	1,301
Taxes payable	1,198	1,553
Accrued restructuring liabilities - current	800	1,794
	$12,176	$15,788

Note 10. Restructuring and Other

In November 2007, the Company recorded a restructuring charge of approximately $3.2 million related to (i) a workforce reduction of 72 employees spread across all functions though focused on sales and marketing, (ii) the abandonment of certain facilities and (iii) abandonment of certain capitalized assets totaling $900,000.  As of December 31, 2008, the Company finalized all of the employment terminations, settled all negotiations and paid out the remaining severance resulting in a credit to the restructuring expense of approximately $25,000 in the first quarter of 2008.  The Company also adjusted the accrual for abandoned facilities, primarily due to increased common area maintenance charges (“CAM charges”), resulting in additional restructuring expense of approximately $8,000 and $183,000 in the first and fourth quarters of 2008.

In June and September 2006, the Company recorded restructuring charges totaling approximately $1.7 million related to the workforce reduction of 58 employees, across all functions. In November 2006, the Company recorded an additional restructuring charge of $3.0 million related to excess facilities. By June 2007, the Company finalized the aforementioned terminations, settled all negotiations and paid out the remaining severance resulting in a credit to the restructuring expense of approximately $179,000 in the second quarter of 2007.

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

The following is a summary of restructuring activities (in thousands):

	Summary of Restructuring Accrual
	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2006	$3,045	$403	$3,448
Restructuring charges	1,093	2,196	3,289
Adjustments	—	(179)	(179)
Net present value accretion	57	—	57
Payments	(1,329)	(1,653)	(2,982)
Write-off of capitalized assets	(900)	—	(900)
Balance as of December 31, 2007	$1,966	$767	$2,733
Restructuring charges	8	—	8
Adjustments	183	(25)	158
Net present value accretion	112	—	112
Payments	(1,215)	(742)	(1,957)
Balance as of December 31, 2008	$1,054	$—	$1,054

In addition, the Company recorded a charge of $580,000 for severance costs related to the departure of our former Chief Executive Officer in the fourth quarter of 2008.  These costs are comprised of $310,000 for lump-sum cash payment, $243,000 for the acceleration of stock options and stock awards and $27,000 for continuation of health insurance benefits.  All cash severance was fully paid by December 31, 2008 and the health insurance benefits are expected to be paid over the next 17 months.

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

Excess Facility Costs
Balance as of December 31, 2006	$817
Payments	(717)
Balance as of December 31, 2007	$100
Payments	(100)
Balance as of December 31, 2008	$—

As of December 31, 2008 and 2007, the Company has classified $800,000 and $1.8 million, respectively, of the restructuring liability in accrued liabilities and remaining $254,000 and $1.0 million, respectively, in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income).

Note 11. Income Taxes

Income (loss) before income taxes includes net income (loss) from foreign operations of approximately $1.9 million, $2.0 million and $750,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Current:
U.S. federal	$(141)	$—	$(600)
State	(775)	130	(364)
Foreign	471	629	507
	$(445)	$759	$(457)
Deferred:
U.S. federal	—	19,640	(5,966)
State	—	2,716	(772)
Foreign	(180)	—	—
Other	44	36	—
	(136)	22,392	(6,738)
Total provision for (benefit from) income taxes	$(581)	$23,151	$(7,195)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards.  As of December 31, 2008 and December 31, 2007, the Company placed a full valuation allowance on its net deferred tax assets from the United States and Israel.   The components of deferred tax assets (liabilities) consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$45,713	$43,278
Reserves and accruals	6,717	8,834
Research and other tax credits	6,084	5,722
Fixed assets	2,208	1,968
Total deferred tax assets	60,722	59,802
Valuation allowance	(59,672))	(56,040)
Net deferred tax assets	$1,050	$3,762

Deferred tax liabilities:
Acquired intangibles	$(870)	$(3,762)
Total net deferred tax assets	$180	$—

During 2008, the Company increased the valuation allowance by $3.6 million.  As of December 31, 2008, approximately $25.0 million of the total valuation allowance for deferred tax assets relates to net operating loss and credit carryforwards attributable to acquired entities.  These net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.  Also included in the valuation allowance as of December 31, 2008 is approximately $1.9 million related to Israel.

For the years ended December 31, 2008, 2007 and 2006, the provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following:

	2008	2007	2006
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(5)	(5)	(4)
Foreign taxes	0	(5)	2
Amortization of stock-based compensation	0	3	2
Research and development benefit	(1)	(5)	(7)
Tax exempt interest	0	(4)	(6)
Impairment of Intangible Assets	34
Other	1	4	2
Valuation Allowance	5	256
Provision for (benefit from) income taxes	(1)%	209%	(46)%

As of December 31, 2008, the Company had gross cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $113.7 million and $80.2 million, respectively, which expire in various periods through 2028.  Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest such as an IPO.  In addition, the Company has federal net operating losses of $5.9 million and state net operating losses of $6.1 million related to stock options vested prior to the adoption of FAS 123(R).

The Company also has research and development tax credit carryforwards of approximately $5.2 million and $3.6 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts through 2028. The state tax credits can be carried forward indefinitely.

U.S. income taxes were not provided for on a cumulative total of $6.8 million of undistributed earnings for certain foreign subsidiaries.  The major foreign jurisdictions where the Company has operations includes India and the U.K.  The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries.  If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits).

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN48 did not require a change in the Company’s liability for unrecognized tax benefits. The total amount of unrecognized tax benefits at December 31, 2008 was $2.5 million, and at January 1, 2008 was $3.8 million. If any of these tax benefits that are unrecognized should become recognizable at a future time, $1.8 million would be recognized as deferred tax assets, and the remaining balance of $700,000 would be released into net income.

The decrease in unrecognized tax benefits primarily relates to the State of California audit for the years 2002 to 2005, which the Company settled in 2008.  Management had previously recorded reserves through net income for the estimated liability related to the audit of $1.2 million.  Of these reserves, $676,000 was reversed into net income during the quarter ended June 30, 2008 and the remainder was paid.  An increase to the reserves of $501,000 was established for a transfer pricing audit being conducted in India.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$3,754
Decreases for positions taken in prior years	(53)
Increases for positions related to the current year	623
Settlements with taxing authorities	(1,853)
Balance at December 31, 2008(1)	$2,471

(1)	$1.8 million is included as a reserve against deferred tax assets and $700,000 is included in accrued liabilities in the consolidated balance sheet.

It is reasonably possible that the total amount of unrecognized tax benefits will change in 2009.  Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will result from tax positions, primarily related to positions expected to be taken on tax returns for 2009.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes.  At December 31, 2008, the Company had $28,000 accrued for interest related to U.S. jurisdictions, of which $7,400 was accrued in the current year, and $297,000 accrued for interest and penalties related to India, all of which was accrued in the current year.

The Company is subject to taxation in the United States and various other foreign jurisdictions.  The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  The Company’s major taxing jurisdictions are U.S. federal, California and India. Fiscal years 2005 to 2008 remain open to examination by these major taxing jurisdictions, with the exception of California which is open from 2004 to 2008.  The Company is currently under audit for U.S. federal income tax matters, and recently settled an income tax audit in the state of California. The years under examination by the federal government are 2005 to 2006. The Company does not believe the examination by the federal government will result in material payments, due to the carryback of net operating losses and the availability of credits. The Company also has income tax audits in progress in India.

The Indian tax audits are considered routine audits relating to transfer pricing calculations and the evaluation of gross margin percentage used to determine arms length pricing. An assessment of $110,000 related to fiscal year 2005 Indian tax audit was issued in Q4 2008, and 40% of this amount will be paid by March 15, 2009, with the other 60% deferred until December 31, 2009. Management has accrued an estimated liability of $501,000 associated with all of the Indian tax audits, and in the case of fiscal year 2005, the assessment is currently being appealed.

Note 12. Stockholders' Equity

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

The exercise price per share for nonstatutory stock options cannot be less than 85% of the fair market value, as determined by the board of directors, on the date of grant. The exercise price per share for incentive stock options cannot be less than the fair market value, as determined by the board of directors on the date of grant. Options generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; options generally expire 10 years after the date of grant. As of December 31, 2008, 19,097,094 shares were authorized for grant under all plans, including those assumed in the acquisition of GoRemote and there were no shares of common stock subject to repurchase.

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

Stock-Based Compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s common stock and the historical volatility of comparable securities. The expected term of options granted is from the historical average expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006
Risk-free rate	2.30%	4.73%	4.86%
Expected dividend yield	0%	0%	0%
Expected volatility	52%	49%	50%
Expected life	5.0 years	6.1 years	6.1 years

 Stock option activity under the Plans for the three years ended December 31, 2008 is summarized below:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2005	10,742,291	9,348,025	$5.12
Authorized	3,248,060	—	—
Options granted	(2,071,823)	2,071,823	6.85
Awards granted	(446,303)	—	—
Assumed in acquisition of GoRemote	—	1,710,353	18.58
Exercised	—	(1,831,995)	3.03
Cancelled	1,897,781	(1,897,781)	7.09
Balance as of December 31, 2006	13,370,006	9,400,425	$7.96
Options granted	(1,445,525)	1,445,525	5.10
Awards granted	(560,094)	—	—
Exercised	—	(473,280)	1.86
Cancelled	1,324,876	(2,164,711)	15.14
Balance as of December 31, 2007	12,689,263	8,207,959	$5.92
Options granted	(856,650)	856,650	1.83
Awards granted	(1,544,870)	—	—
Exercised	—	(122,914)	0.73
Cancelled	1,687,950	(1,820,294)	6.34
Balance at December 31, 2008	11,975,693	7,121,401	$5.39
Exercisable as of December 31, 2006		5,703,614	$8.85
Exercisable as of December 31, 2007		5,488,540	$5.94
Exercisable as of December 31, 2008		5,325,459	$5.97

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except share and per share amounts)
Options outstanding at December 31, 2008	7,121,401	$5.39	5.25	$184
Options vested and expected to vest at December, 31, 2008	6,426,553	$5.54	4.95	$184
Options exercisable at December 31, 2008	5,325,459	$5.97	4.21	$184

The weighted average grant date fair value of options granted during the year ended December 31, 2008 was $0.87.
The total intrinsic value of options exercised during the year ended December 31, 2008 was $254,000. At December 31, 2008, the Company had $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, ESPP and options assumed in business combinations that will be recognized over the weighted average period of 1.99 years. Cash received from stock option exercises was $90,000 during the twelve months ended December 31, 2008. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes the options outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.10 — 1.70	930,592	6.50	$1.28	430,592	$0.80
1.80 — 2.22	816,127	6.32	2.03	486,682	2.06
2.61 — 5.05	1,030,415	1.91	4.82	992,325	4.84
5.09 — 5.09	816,619	6.78	5.09	76,916	5.09
5.13 — 5.30	135,502	6.34	5.24	96,804	5.23
5.32 — 5.35	780,304	5.27	5.35	775,551	5.35
5.38 — 6.24	955.916	5.61	5.92	858,869	5.90
6.25 — 6.51	792,855	5.38	6.48	789,699	6.48
6.53 — 20.02	814,983	4.92	10.80	769,933	10.99
20.80 — 250.00	48,088	3.03	40.31	48,088	40.31
Total	7,121,401	5.25	5.40	5,325,459	5.97

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

A summary of the changes in stock awards outstanding under the Company’s equity-based compensation plan for the periods ended December 31, 2008, 2007 and 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	446,303	6.32
Vested	—	—
Forfeited	(33,950)	6.39
Nonvested at December 31, 2006	412,353	6.34
Granted	560,094	5.09
Vested	(41,667)	6.01
Forfeited	(131,535)	5.65
Nonvested at December 31, 2007	799,245	5.60
Granted	1,544,870	2.42
Vested	(376,568)	5.67
Forfeited	(576,393)	4.07
Nonvested at December 31, 2008	1,391,154	$2.68

The fair value of the Company’s stock awards was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2008, there was $1.2 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 2.57 years.

Employee Stock Purchase Plan

Compensation expense related to the Company’s employee stock purchase plan (“ESPP”) is calculated using the fair value of the employees’ purchase rights granted under the Black-Scholes model, assuming no expected dividends and the following weighted average assumptions:

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006
Risk-free rate	0.74%	3.89%	4.95%
Expected dividend yield	0%	0%	0%
Expected volatility	67%	46%	55%
Expected life	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

The weighted-average fair value of the purchase rights granted under the ESPP during the year ended December 31, 2008 and 2007 was $0.65 and $1.36, respectively. During the twelve months ended December 31, 2008 and 2007, 254,417 and 424,832 shares, respectively, were issued pursuant to the plan.

Note 13. Stock Repurchase Program

In February 2008, the Company’s Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

Through December 31, 2008, the Company repurchased and retired a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million.  A total of $3.2 million of stock was repurchased in the first quarter of 2008 and a total of $500,000 of stock was repurchased in the second quarter of 2008, leaving approximately $26.3 million that may be used for future repurchases.  There was no stock repurchase activity during the third and fourth quarter of 2008.

In May 2006, the Company’s Board of Directors approved a two-year stock repurchase program which authorized the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions.   In 2006, the Company repurchased approximately 3.0 million shares of common stock for an aggregate purchase price of $16.2 million. In 2007, the Company repurchased approximately 2.6 million additional shares for an aggregate purchase price of $13.8 million. In July 2007, the Company completed the $30.0 million repurchase program and retired a total of approximately 5.6 million shares of common stock.

Note 14. Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases, including payments on leases accounted for under our restructuring plan, as of December 31, 2008 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
2009	$6,986	$(653)	$6,333
2010	4,472	(222)	4,250
2011	3,309	—	3,309
2012	2,552	—	2,552
2013 and thereafter	6,091	—	6,091
	$23,410	$(875)	$22,535

Rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was $5.0 million, $5.7 million and $6.8 million respectively.

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2011.  Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
2009	$11,297
2010	10,128
2011	2,550
$23,975

Letter of Credit

In connection with an agreement with a network service provider, the Company entered into an irrevocable letter of credit with Silicon Valley Bank in 2006. The amount of the letter of credit is amended as needed per the terms of the agreement based on current usage levels and totaled $1.9 million and $1.5 million as of December 31, 2008 and 2007, respectively. The letter of credit is collateralized by an equal amount of restricted cash and automatically renews for successive one-year periods.  The restricted cash is classified as other assets on the consolidated balance sheet at December 31, 2008.

Foreign Currency Forward Contracts

Because the Company conducts business around the world, changes in foreign currency exchange rates can have an effect on the results of operations.  Periodically, the Company enters into forward contracts with financial institutions to manage currency exposure related to supplier payments and funding the operations of certain foreign subsidiaries. These forward contracts purchase British Pounds and Euros and are generally settled monthly.  The derivative financial instruments are not used for trading purposes. The forward contracts do not eliminate but mitigate the impact of currency exchange rate movements. Gains and losses on forward contracts are included in Foreign exchange losses and other income (expense) in our Consolidated Statements of Operations. As of December 31, 2008, the Company had no outstanding forward contracts.

Legal Actions

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

Plaintiffs filed amended complaints in the six cases designated as “focus cases” on or about August 14, 2007.  GoRemote is not a focus case.  In September 2007, GoRemote's named officers and directors again extended the tolling agreement with plaintiffs.  On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The “focus case” issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs' motion for class certification in December 2007.  The Court denied the motions to dismiss on March 16, 2008.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court.  No loss has been accrued as a loss is not probable or estimable as of December 31, 2008.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Note 15. Employee 401(k) Plan

Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching contributions. Beginning January 1, 2006, the Company provided a 50% match to employee contributions up to 6% of an employee’s total compensation.  The Company has suspended the 50% match to employees for 2009.  The Company’s matching contributions to the plan totaled $557,000, $716,000 and $792,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 16. Net Income (Loss) Per Common Share

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

 The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(91,968)	$(34,214)	$(8,089)
Denominator:
Denominator for basic net income per common share
Weighted average shares outstanding	61,179,969	62,828,202	64,572,603
Effect of dilutive securities:
Stock options	--	--	--
Denominator for diluted net income (loss) per common share — adjusted	61,179,969	62,828,202	64,572,603
Basic net income (loss) per common share	$(1.50)	$(0.54)	$(0.13)
Diluted net income (loss) per common share	$(1.50)	$(0.54)	$(0.13)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	For the Year Ended December 31,
	2008	2007	2006
Options to purchase common stock	7,121,401	8,207,959	9,400,425
Unvested restricted stock awards	1,391,154	799,245	323,303

The weighted-average exercise price of options to purchase common stock excluded from the computation was $5.39, $5.92 and $7.70 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 17. Segment Information

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

Revenues generated in the United States accounted for approximately 61%, 62% and 60% of total revenues for the year ended December 31, 2008, 2007 and 2006, respectively.  International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 39%, 38% and 40% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions.  Revenues in the EMEA region represented 28%, 27% and 26% of total revenues in 2008, 2007 and 2006, respectively.  Revenues in the Asia Pacific region represented 8%, 7% and 10% of total revenues in 2008, 2007 and 2006, respectively.  Revenues in the United Kingdom accounted for 9%, 11% and 11% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth disaggregated revenue by type (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Broadband	$103,712	$75,073	$39,936
Dial-up	37,115	67,826	105,682
Service fees and other	50,541	48,833	37,093
	$191,368	$191,732	$182,711

Substantially all of the Company’s long-lived assets are located in the United States.  Revenues in the United States were $117.8 million for the year ended December 31, 2008.

Note 18. Subsequent Event

On February 23, 2009, management of iPass committed to the restructuring of its sales, marketing, research and development, operations and general and administrative departments to improve operational efficiencies and align the company’s cost structure with the changing business conditions.   The restructuring plan includes the termination of approximately 15 sales and marketing employees, 46 operations and research and development employees and 9 general and administrative employees.  The charges associated with the plan of termination will range between $2.8 million and $3.3 million.  Of the total charges, approximately $1.3 million to $1.8 million relates to facilities costs and approximately $1.5 million relates to severance charges.  All of these charges will result in cash expenditures, of which iPass expects to pay approximately $1.5 million in the first quarter of 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.
By: /s/ Evan L. Kaplan	By: /s/ Frank E. Verdecanna
Evan L. Kaplan, President and Chief Executive Officer (Principal Executive Officer)	Frank E. Verdecanna, Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  March 16, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Frank E. Verdecanna and David Tauber, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan L. Kaplan	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
Evan L. Kaplan

/s/ Frank E. Verdecanna	Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009
Frank E. Verdecanna

/s/ A. Gary Ames	Director	March 16, 2009
A. Gary Ames

/s/ John D. Beletic	Chairman and Director	March 16, 2009
John D. Beletic

/s/ Peter G. Bodine	Director	March 16, 2009
Peter G. Bodine

/s/ Peter C. Clapman	Director	March 16, 2009
Peter C. Clapman

/s/ Stanley P. Gold	Director	March 16, 2009
Stanley P. Gold

/s/ Arthur C. Patterson	Director	March 16, 2009
Arthur C. Patterson

/s/ Olof Pripp	Director	March 16, 2009
Olof Pripp

/s/ Allan R. Spies	Director	March 16, 2009
Allan R. Spies

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger dated October 26, 2004 by and among iPass Inc., Montage Acquisition Corp., Mobile Automation, Inc. and David Strohm, as Stockholders’ Agent.(1)
2.2		Agreement of Merger among iPass Inc., Keystone Acquisition Sub, Inc. and GoRemote Internet Communications, Inc. dated December 9, 2005.(2)
3.1		Amended and Restated Certificate of Incorporation.(3)
3.2		Amended and Restated Bylaws (11)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Specimen stock certificate.(3)
10.1	*	2003 Equity Incentive Plan and form of related agreements, as amended.(3)
10.1.1	*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan (containing additional vesting terms).(4)
10.2	*	2003 Non-Employee Directors Plan, as amended.(5)
10.2.1	*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan (10)
10.2.2	*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan (10)
10.3	*	1999 Stock Option Plan and form of related agreements.(3)
10.4	*	1997 Stock Option Plan and form of related agreements.(3)
10.5	*	Interim 1999 Stock Option Plan.(3)
10.6	*	Restricted Stock Purchase Agreement by and between the Registrant and Anurag Lal dated November 8, 1999.(3)
10.7	*	2003 Employee Stock Purchase Plan and form of related agreements, as amended.(3)
10.8		Lease Agreement, dated October 26, 1999, between Registrant and Westport Joint Venture (as amended).(3)
10.9		Amended and Restated Investor Rights Agreement, dated August 8, 2000, between Registrant, founders and holders of the Registrant’s Preferred Stock.(3)
10.10		Form of Indemnity Agreement.(3)
10.11	*	Employment Agreement, dated November 13, 2001, between Registrant and Kenneth D. Denman.(3)
10.12	*	Form of Offer Letter to Executive Officers.(3)
10.13		OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and the Registrant, and amendments thereto.(4)
10.14		Support Agreement, dated February 29, 2000, by and between RSA Security, Inc.(4)
10.15		Loan and Security Agreement dated September 4, 2001 between Silicon Valley Bank and the Registrant, and modifications thereto.(3)
10.16	*	2007 Annual Executive Management Bonus Plan.(6)
10.17	*	Outside Director Compensation Arrangement.(7)
10.18	*	Letter Agreement pursuant to which Michael J. McConnell and Peter C. Clapman were elected to Registrant’s Board of Directors.(9)
10.19	*	Description of iPass 2007 Annual Executive Management Bonus Plan and Annual Target Bonuses for named executive officers. (12)
10.20	*	iPass Inc. Executive Corporate Transaction and Severance Benefit Plan, as amended.
10.21	*	Amendment to Employment Agreement, dated December 20, 2007, between iPass Inc. and Kenneth D. Denman. (13)
10.22	*	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan. (8)
10.23	*	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan. (8)
10.24	*	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan. (8)
10.25		iPass Inc. Severance Benefit Plan.
10.26		iPass Inc. Key Employee Corporate Transaction and Severance Benefit Plan.
10.27		Separation Agreement, dated October 31, 2008, between Registrant and Kenneth D. Denman.
10.28		Employment Agreement, dated November 1, 2008, between Registrant and Evan L. Kaplan.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (reference is made to the signature page of this Form 10-K).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)	Previously filed as Item 5.02 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on February 15, 2008, and incorporated by reference herein.
(7)
Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2008, and incorporated by reference herein.

(8)	Filed as the like-described exhibit to iPass’ Quarterly Report on Form 10-Q (Commission No. 000-50327), filed with the SEC on May 10, 2007, and incorporated herein by reference.
(9)	Previously filed as exhibit 99.1 on our Current Report on Form 8-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on February 21, 2007.
(10)
Previously filed as the like-numbered exhibit to our Annual Report on form 10-K (Commission No. 000-50327) filed with the Securities and Exchange Commission on March 29, 2007, and incorporated by reference herein

(11)
Previously filed as exhibit 3.1 on our Quarterly Report on Form 10-Q (Commission No. 000-50327) filed with the Securities and Exchange Commission on August 11, 2008, and incorporated by reference herein.

(12)	Previously filed as the description in Item 5.02 of the Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC on February 15, 2008, and incorporated herein by reference.
(13)	Previously filed as the like-described exhibit to iPass’ Current Report on Form 8-K (Commission No. 000-50327), filed with the SEC on December 26, 2007, and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement