Form 10-K/A
period 2008-12-31
IPASS INC
filed 2009-04-30
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of large “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of March 1, 2009 was 62,618,093.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 16, 2009 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1, except the outstanding number of shares of the Registrant’s common stock, as reflected on the cover page. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

iPASS INC.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Amendment No. 1

This Amendment No. 1 contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere in this Form 10-K, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information regarding our directors and executive officers as of April 1, 2009.

Name	Age	Position
Evan L. Kaplan	49	President, Chief Executive Officer and Director
Allan R. Spies	60	Director
Peter G. Bodine	46	Director
Arthur C. Patterson	65	Director
A. Gary Ames	64	Director
John D. Beletic	57	Chairman of the Board and Director
Peter C. Clapman	73	Director
Stanley P. Gold	66	Director
Olof Pripp	50	Director
Robert J. Majteles	44	Nominee for Director
Frank E. Verdecanna	38	Vice President and Chief Financial Officer
John C. Charters	47	Chief Operating Officer
Javendra Patel	52	Senior Vice President, Product Development

Evan L. Kaplan has served as our President and Chief Executive Officer, and as a member of our Board of Directors, since November 2008.  From February 1996 to July 2007, Mr. Kaplan served as founder, President, Chief Executive Officer and Chairman of Aventail Corporation, a pioneer in the virtual private networking (VPN) equipment and services market and a long time strategic partner of iPass Inc.  After Aventail was acquired by SonicWALL, Inc., an IT security and data backup and recovery solution company in 2007, Mr. Kaplan remained with SonicWALL from July 2007 until January 2008 as Vice President of Business Development.   From January 2008 until July 2008, Mr. Kaplan was on extended vacation with his family.  From July 2008 until November 2008, Mr. Kaplan acted as a consultant to iPass.

Allan R. Spies has served as a member of our Board of Directors since December 2002, and as our lead independent director from February 2007 until October 2008.  From 1997 until his retirement in June 2000, Mr. Spies served as Executive Vice President and Chief Financial Officer of US West Communications, a telecommunications company that was acquired by Qwest Communications International, Inc. in June 2000.  Mr. Spies also serves on the board of InfoNow Corporation, a provider of enterprise channel management software.

Peter G. Bodine has served as a member of our Board of Directors since November 1998.  Mr. Bodine has served as a general partner of APV Technology Partners, a venture capital firm, since 1994 and as a managing director of Allegis Capital, LLC, a venture capital firm, since 2006.  He served as Executive Vice President of Asia Pacific Ventures, a consulting and advisory firm, from December 1992 until October 2005.

Arthur C. Patterson has served as a member of our Board of Directors since December 1996.  Mr. Patterson is a general partner of Accel Partners, a venture capital firm that he founded in 1983.  Mr. Patterson also serves on the board of Actuate Corporation, an enterprise reporting software company and MetroPCS Communications, Inc., a wireless communications company.

A. Gary Ames has served as a member of our Board of Directors since July 2002.  From July 1995 until his retirement in June 2000, Mr. Ames served as President and Chief Executive Officer of MediaOne International, a broadband and wireless company.  Mr. Ames serves on the boards of SuperValu, Inc., a food and drug retailer, and F5 Networks, Inc., an application traffic management company.

John D. Beletic has served as a member of our Board of Directors since November 1999 and as our Chairman since November 2008.  Since July 2002 he has been a venture partner with Oak Investment Partners, a venture capital firm.  He also serves as Chairman of Fiber Tower Inc., a provider of wireless backhaul services to mobile network carriers, where he previously served from August 2006 to September 2008 as Executive Chairman.  From July 2002 to September 2004, Mr. Beletic also served as Executive Chairman of Oculan Corporation, a network monitoring and intrusion detection company.  From August 1994 until December 2001, Mr. Beletic served as Chief Executive Officer and Chairman of the Board of PageMart Inc., a wireless messaging service, and Weblink Wireless, Inc., a communications service company.  Previously, Mr. Beletic was Chairman and CEO of Tigon Corporation, a voicemail service provider, which was acquired by Ameritech Corporation, a telecommunications company.  Mr. Beletic also serves on the board of Tessco Technologies, a wireless technology provider.

Peter C. Clapman has served as a member of our Board of Directors since February 2007.  From November 1972 to July 2005, he served as senior vice president and chief counsel for TIAA-CREF (Teachers Insurance and Annuity Association of America and College Retirement and Equities Fund), an investment fund.  Mr. Clapman serves as the independent chairman of the board of trustees of the AARP mutual funds.  Mr. Clapman also serves as a board member of the National Association of Corporate Directors and on its Governance Committee.

Stanley P. Gold has served as a member of our Board of Directors since March 2008.  Mr. Gold also serves as President and Chief Executive Officer of Shamrock Holdings, Inc. (“SHI”), a diversified investment company owned by the Roy E. Disney family.  He also serves as an executive officer of certain subsidiaries of SHI, including Shamrock Holdings of California, Inc., and Shamrock Capital Advisors, Inc. Prior to joining SHI in 1978, Mr. Gold was a partner in the law firm of Gang, Tyre, Ramer & Brown.  Mr. Gold serves as a member of the Board of Trustees for the University of Southern California; Chairman of the Board of the Jewish Federation of Greater Los Angeles; and as a member of the Board of Governors of the Hebrew Union College-Jewish Institute of Religions.  He has previously served as a director of The Walt Disney Company; Ansell, Ltd.; and Enterra Corporation.

Olof Pripp has served as a member of our Board of Directors since April 2006. Mr. Pripp has served as a consultant with Spencer Stuart, a global executive search firm, since January 2008, and prior to this, he served as the Managing Partner of Heidrick & Struggles European Chief Information Officer practice since October 2005. Mr. Pripp has served as a Partner of IBM Business Consulting Services SA in Geneva, Switzerland since October 2002. In this role, he has acted as the Global Relationship Partner for one of IBM’s largest service accounts worldwide. From 1989 to September 2002, Mr. Pripp served in a variety of capacities at PwC Consulting, most recently as a Partner and Global Technology Industry Leader.

Robert J. Majteles has served as the managing partner of Treehouse Capital LLC, an investment firm, since 2001.  Mr. Majteles currently sits on the boards of directors of Macrovision Solutions Corporation, a digital entertainment technology company, U.S. Auto Parts Network, Inc., an ecommerce company focused on auto parts, Unify Corporation, a business software and services company, Comarco, Inc, a company focused on the design and manufacture of mobile power devices, and Adept Technology, Inc., a robotics systems and services company.  In addition, Mr. Majteles is a Lecturer at U.C. Berkeley, at both the graduate and undergraduate levels.  Mr. Majteles holds a B.A. from Columbia University and a J.D. from Stanford University.  Mr. Majteles has consented to serve as a director of iPass if elected at iPass’ 2009 Annual Meeting of Stockholders.

Frank E. Verdecanna has served as our Vice President and Chief Financial Officer since December 2005.  From July 2005 to December 2005, Mr. Verdecanna served as our Vice President and Interim Chief Financial Officer.  In December 2004, Mr. Verdecanna was appointed as Vice President in addition to his role as Corporate Controller.  Mr. Verdecanna was appointed Principal Accounting Officer by our Board of Directors in January 2003 and joined us in October 2000 as Corporate Controller.  Prior to joining us, Mr. Verdecanna was Vice President and Chief Financial Officer for Impact Hire, Inc., a recruiting software and service provider, from October 1999 to October 2000.  From November 1996 to June 1999, Mr. Verdecanna served in various positions, most recently, as Corporate Controller for Interlink Computer Sciences, Inc., a public enterprise software company until its acquisition by Sterling Software, Inc. From December 1993 to November 1996, Mr. Verdecanna worked for Coopers and Lybrand L.L.P., leaving as a senior associate.

John C. Charters has served as our Chief Operating Officer since November 2004.  From July 2003 to November 2004, Mr. Charters served as the Chief Executive Officer of the Charters Group, an independent consulting services company.  From April 2002 until July 2003, Mr. Charters served as the Chief Executive Officer of Expanets Communications, a majority owned subsidiary of Northwestern Corporation and a reseller of voice and data equipment.  In September 2003, Northwestern Corporation voluntarily filed for bankruptcy.  From December 1999 until February 2002, Mr. Charters served as a Founder and Chief Executive Officer of Qwest CyberSolutions, a joint venture formed by Qwest Communications and KPMG Consulting and a provider of complex business applications hosting and management services nationwide.  Mr. Charters was the subject of a broad SEC investigation that included his activities while at Expanets, Inc., a subsidiary of Northwestern Corporation, alleging that Mr. Charters had partial responsibility for material misrepresentations and omissions in Northwestern’s public filings with the SEC and in other public statements.  Mr. Charters was employed at Expanets from April 2002 to July 2003.  In 2007, Mr. Charters settled a civil action brought by the SEC without admitting or denying guilt.  In connection with the settlement, Mr. Charters paid a civil penalty of $50,000.

Javendra Patel has served as our Senior Vice President of Product Development since March 2009.  From August 2001 to June 2008, Mr. Patel was Vice President of Engineering at VeriSign, an infrastructure services company.  Prior to his appointment to Vice President at VeriSign, Mr. Patel held various positions with increasing responsibilities at VeriSign, starting in March 1997.  Earlier in his career, Mr. Patel was employed at Taligent, a software development company, Apple Computer, Inc., a consumer electronics and software company, Daisy Systems Corporation, a computer-aided engineering company, and Visual Edge Software Ltd., a software development company.  Mr. Patel holds an M.S. in Computer Science from Case Western Reserve University.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the 1934 Act, requires iPass’ directors and executive officers, and persons who own more than ten percent of a registered class of iPass’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of iPass.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish iPass with copies of all Section 16(a) forms they file.

   To iPass’ knowledge, based solely on a review of the copies of such reports furnished to iPass, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows:  Each of Kenneth D. Denman, John C. Charters, Anurag Lal, Bruce K Posey, Frank Verdecanna, Joel Wachtler and Michael J. McConnell filed one Form 4 one day late.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all members of our Board of Directors and employees, including the principal executive officer, principal financial officer and principal accounting officer.  This code of conduct and ethics is posted on our Website.  The Internet address for our Website is http://www.ipass.com, and our code of conduct and ethics may be found as follows:

1.	From our main Web page, first click on “Investors.”

2.	Next, click on “Corporate Governance.”

3.	Then, click on “Code of Conduct.”

4.	Finally, click on “Code of Conduct and Ethics.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of this code of conduct and ethics by posting such information on our website, at the address and location noted above.

Audit Committee

The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by iPass regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing iPass’ disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Audit Committee met six times during 2008.  Our Audit Committee Charter is available on our website at www.ipass.com.

The Audit Committee has three members:  Allan R. Spies (Chairman), A. Gary Ames, and Olof Pripp. The Board of Directors has reviewed the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee, both in 2008 and currently, are independent (as independence is currently defined in Rule 5605(c)(2) of the Nasdaq listing standards).  The Board of Directors has determined that Mr. Spies qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (SEC) rules.  The Board of Directors made a qualitative assessment of Mr. Spies’ level of knowledge and experience based on a number of factors, including his formal education and experience as Chief Financial Officer of U.S. West Communications, a telecommunications company that was acquired by Qwest Communications International.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Business Overview and Strategy

iPass is a global provider of software-based mobility management services for enterprises and businesspeople.  In 2008, we pursued a potential sale of the business.  However, upon careful evaluation of our alternatives, the Board of Directors determined that it is in the best interest of shareholders to leverage our current market position as an independent entity by undertaking a turnaround of the business under new leadership.  Our strategic vision for iPass is to use our software-enabled virtual network to become the leading provider of secure enterprise connectivity services worldwide.  We are pursuing the following tactics in order to achieve this objective:

•	Expand our enterprise and individual customer base;

•	Increase user penetration within our existing customer base;

•	Continue to expand our wireless broadband coverage and service offerings;

•	Continue to enhance our virtual network;

•	Leverage and extend our endpoint management capabilities; and

•	Manage our network access and operating costs to a reasonable level while we pursue revenue growth.

Our compensation structure supports our business strategy to enhance the value of our stockholders’ investments.

Executive Compensation Philosophy, Principles and Policies

We operate in a volatile business environment in which competition for executive talent is intense.  In order to attract, motivate, and retain those key executive officers with the ability to drive our success, we have established our compensation program to be competitive with that of other companies with which we compete for talent, and provide incentives to drive both short-term and long-term stockholder value.  The philosophy of our Compensation Committee (the “Committee”) is that we pay for performance, not merely effort.  As a result, the Committee has established the following principles and policies to guide the design and operation of our executive compensation program:

•	Compensation programs must enable us to attract and retain talent from the internet software and services industry and technology industries in general;

•	Incentive awards should be based on both financial results and strategic goals that support the long-term business objectives;

•	Incentive programs should motivate the right behaviors and reward executive officers based on results, not effort; and,

•	The compensation strategy should be straightforward and easy to understand to facilitate clear communication of expectations to executive officers and transparency with stockholders.

The Compensation Committee reviews these guidelines periodically to ensure continued alignment with the business strategy.  For example, while our philosophy has been that our incentive program should reward both financial results and the achievement of specific strategic objectives, the Committee decided to base the 2008 cash incentive program exclusively on financial results with the intention of fostering greater collaboration among the executive team.  The achievement of strategic objectives is still considered in setting compensation levels, although less directly than it had been in the past.  We discuss the impact of this change on our incentive program in greater detail under “Quarterly Incentive Program.”

Market Positioning Philosophy

We target the 50th percentile, defined as the middle point of relevant peer group and survey market data (the “50th percentile”), for each element of compensation and with respect to total compensation.  The Committee has determined this is an appropriate target market position as it has allowed iPass to attract and retain the level of talent it believes will improve operational performance and stockholder value.

The Committee determines peer group formation, with assistance from Mercer (US) Inc. (“Mercer”) a consultant retained by the Committee.  Peer companies are selected primarily based on industry similarity and company size, which is measured by revenue and market capitalization.  The Committee chooses industry criteria to produce a set of peer companies that represent a sampling of executive labor for which iPass competes.  The Committee considers company size criteria as a proxy for executive job complexity.

In late 2007, the Committee worked with Mercer to review the peer group for future benchmarking and analysis.  This was done to ensure the peer group continued to meet the Committee’s selection criteria, but also to address the fact that certain peers had merged or been acquired and were no longer public companies.  The peer group used for benchmarking in 2008 was comprised of United Online Inc, Realnetworks Inc, Infospace Inc, Openwave Systems Inc, Digital River Inc, Ariba Inc, S1 Corp, Sonicwall Inc, Jupitermedia Corp, Navisite Inc, Entrust Inc, Saba Software Inc, Tumbleweed Communications Co, and Web.Com Inc. We do not expect to make any changes to the peer group used for executive compensation benchmarking in the next fiscal year.

Our executive compensation philosophy targets the 50th percentile for performance at a fully proficient level as determined by the Committee.  The program provides downside risk and upside potential that is aligned with performance.  Compensation below the 50th percentile is paid if performance objectives are not met.  Above 50th percentile compensation may be paid when performance objectives are exceeded.  Reflecting performance results, the actual compensation received in 2008 (including incentives paid for 2008 performance and the value of equity awards granted in 2008) was positioned below the peer group 50th percentile for all executives.

Role of CEO and Management in Compensation

On October 31, 2008, Kenneth D. Denman resigned as the President and Chief Executive Officer of iPass, and as the Chairman of the Board of Directors, effective as of the close of business on November 10, 2008.  Effective immediately following Mr. Denman’s resignation, the Board appointed Evan L. Kaplan as President and Chief Executive Officer, and as a member of the Board of Directors.  The Board also elected John D. Beletic as the Chairman of the Board effective immediately following Mr. Denman’s resignation.  The Board believes that splitting the role of President and CEO from the Chairman role in this manner will result in a more effective governance structure.

During their respective periods of employment as CEO of iPass, Mr. Denman and Mr. Kaplan, in consultation with the Vice President of Human Resources, provided the Committee with the following:

•	Input on the individual performance of executive officers;

•	Input and advice on succession planning considerations;

•	Recommendations on the design and structure of quarterly incentive and long-term equity incentive compensation;

•	Information on recruiting and hiring trends and key employment statistics; and,

•	Other information as requested by the Committee.

The CEO, Vice President of Human Resources and General Counsel generally attend Committee meetings.  However, at each in person meeting the Committee holds an executive session without management present.  In addition, neither Mr. Denman or Mr. Kaplan were present during the deliberations or voting with regards to their own individual compensation packages.

Role of External Consultant

Mercer provides information, analyses, and advice regarding executive compensation, as described below.  At the Committee’s direction, Mercer provided the following services for the Committee during fiscal 2008:

•	Evaluated the competitive positioning of our executive officers’ base salaries, annual incentive and long-term incentive compensation relative to our primary peers and the broader industry;

•
Advised the Committee on Chief Executive Officer and other executive officer target award levels within the long-term equity incentive program and, as needed, on actual compensation actions, including the new hire compensation package offered to Mr. Kaplan;

•	Assessed the alignment of company compensation levels relative to performance of iPass against our primary peers and relative to our articulated compensation philosophy;

•	Briefed the Committee on executive compensation trends among our peers and broader industry;

•
Evaluated the impact of our equity programs on annual share use, run rate and total dilution and provided input on the reasonableness of alternative actions related to outstanding and prospective equity grants;

•	Supported the Committee with its succession planning activities for the executive officer group;

•	Evaluated the current compensation arrangements for Directors and provided recommendations for improving the alignment with competitive practices; and,

•	Provided ongoing advice as needed.

The Mercer consultant who performs these services reports directly to the Committee chair.  Other Mercer or related entity consultants may report directly to iPass management when performing other services such as providing non-executive compensation market data.

Competitive Market Assessments

In order to ensure alignment of executive compensation with the above internal objectives and external market practice, we conduct, with assistance from Mercer, an annual assessment of executive compensation versus market.  This assessment includes an evaluation of base salary, annual incentive opportunities, and long term incentives against (1) the compensation practices of the peer group of companies described above, as disclosed in each company’s annual proxy statement and (2) broader industry published survey compensation data.  The peer group data provides highly specific data on executive officer compensation for all elements of pay, whereas the broader industry published survey data provides market information on a job-by-job basis.  Mercer typically blends the two sources of data, as appropriate, to develop a market composite for each of the executive officers.  The Committee takes the market assessment into consideration, in concert with other factors, when making decisions regarding executive compensation design and specific actions.

Compensation and Benefits Elements

We use four core compensation and benefits elements to provide a competitive overall compensation and benefits package that is tied to creating stockholder value and supporting the execution of our business strategies, as follows:

•	Base Salary;

•	Quarterly Cash Incentives;

•	Long-term Equity Incentives (which has historically included Stock Options, Restricted Stock and Performance Share Awards); and

•	401(k) and other benefits also provided to the broader employee population.

The Committee determines the target value of each compensation element primarily based on data collected during the competitive market assessment.  In addition to reviewing competitive market values, the Committee considers other factors in managing target compensation levels each year, including the impact of equity grants on dilution, the accounting costs associated with certain award vehicles, the tax implications of various compensation elements for iPass and executives, and iPass’ cash flow requirements.

Base salary is intended to directly compensate executives for the time and service they provide in their respective roles.  The Committee establishes the Quarterly Cash Incentive as a variable pay component intended to reward executives for the achievement of iPass’ short-term objectives.  Long-term Equity Incentives also provide variable compensation which the Committee grants to motivate and reward executives for the achievement of iPass’ long-term objectives, including the creation of shareholder value.  The 401(k) and other benefits provided to executives are intended to provide them with competitive retirement benefits and health and welfare protections.

The target opportunity for the Quarterly Cash Incentive is stated as a fixed dollar amount.  The short-term variable component increases at higher salary levels, as both an absolute amount and as a percentage of the total compensation package.  Equity awards are not directly linked to other pay components, but in general the value of equity awards and the percentage of total compensation such awards represent also increase at higher salary levels.  Some benefit values (such as retirement earnings) are linked to salary, but benefit contribution rates do not vary based on pay or level in the organization.

In sum, the Committee establishes the total reward package with the intent to provide a competitive level of compensation and benefits to executives, while placing an increasing emphasis on variable pay for performance at more senior levels in the organization.  The emphasis on long-term compensation versus short-term compensation (and the emphasis on equity rewards versus cash compensation), also increase at more senior levels.  The specific purpose and mechanics of each compensation element is described in more detail below.

The Committee may also take into consideration factors specific to the individual executive officer, such as individual performance, past compensation and relative positioning to other executives within iPass when taking specific actions relating to compensation.  For example, the Committee considers historical compensation outcomes (such as expected gain on unvested equity awards) in determining the level and timing of annual equity awards.  The Committee reviews and considers each component for each executive officer before making compensation decisions.

Currently, we do not offer our executive officers any perquisites or supplemental retirement benefits that are not available to employees below the executive level.

Base Salary

We provide salaries to executive officers as compensation for defined job responsibilities and services to iPass.  The Committee bases annual salary determinations on competitive assessment, experience and proficiency in the role, the need to retain key talent and individual and company performance.

In reviewing these factors, the Committee, in arms’ length negotiations with Mr. Kaplan, agreed to set Mr. Kaplan’s base salary at $350,000 per year at the time of his hire, which is consistent with the salary rate of the previous CEO, Mr. Denman, and approximately 20% below the 50th percentile of the market composite calculated for this position, as defined above.  This salary rate is effective through January 1, 2010.

In 2008, Barbara M. Nelson was appointed Vice President and Chief Technology Officer.  The Committee increased her base salary to $200,000 at the time of her appointment, which approximates the 50th percentile of the market composite for this position, as defined above, to reflect base salary consistent with her new position.  The Committee decided not to make salary adjustments for any of the other executive officers in 2008 because the Committee did not believe that increases to fixed compensation for executive officers would be appropriate given corporate performance levels.  Based on the annual market assessment, 2008 salary levels ranged from 6% above to 20% below the market 50th percentile.

Quarterly Cash Incentives

The Committee pays cash bonuses to provide incentives to executive officers to perform to their greatest potential.  The Committee has determined that quarterly cash incentives are appropriate for the organization given the rapidly changing business environment in which iPass operates.  These incentives are intended to focus management on the near-term operational objectives that are important to the longer-term success of the business.  The Committee sets goals at the beginning of the fiscal year and reviews and approves payouts quarterly.  While the Committee has the ability to adjust the quarterly performance goals to reflect changing business conditions, no such adjustments were made to the goals that were established at the beginning of the fiscal year for 2008.

Target Amounts:  The Committee determines target annual bonus amounts for each executive officer at the beginning of the plan year.  In 2008, the Committee decided to keep the target bonuses amounts consistent with the prior year, other than for Mr. Posey, whose target annual bonus increased from $100,000 to $125,000, and for Mr. Charters, whose target annual bonus increased from $120,000 to $150,000.  The Committee determined that these increases were appropriate due to the performance and added responsibilities of Mr. Posey and Mr. Charters.  The annual target bonus amounts for the executive officers range from $60,000 to $250,000 (30% to 71% of base salary).

As part of his employment agreement, Mr. Kaplan was provided an initial target annual bonus amount of $250,000 (71% of base salary) contingent upon achieving the performance goals established each year as part of the management incentive plan.  This amount was determined in arms’ length negotiations with Mr. Kaplan.  Payment of this target amount, prorated based on his start date, was guaranteed for 2008 because of the short duration from the date of hire to the end of the year which would make it difficult for Mr. Kaplan to influence 2008 company performance, and paid along with the other bonuses earned in Q4.  Effective January 1, 2010, Mr. Kaplan’s target bonus amount will be increased to at least $350,000 (100% of current base salary) if his performance meets the expectations of the Board.

At the time of her appointment, the Committee approved a target annual bonus amount of $60,000 for Ms. Nelson (30% of base salary) to reflect target annual bonus consistent with her new position.  This amount is positioned near the 50th percentile of the market.

While the target bonus approximates the 50th percentile of the market, actual payout amounts for executive officers are determined based upon company performance.  The Committee determines a threshold for performance below which no bonus will be earned.  If performance exceeds the threshold, the actual bonus earned is calculated linearly based on the following scale:

Performance Levels	Payout as % of Target
Below Threshold – Unacceptable performance	0%
Threshold Goal – Lower than expected performance	50%
Target – Expected performance	100%
Upper Goal – Exceptional performance	150%
Above Upper Goal – Exceptional and improbable performance	Uncapped and Linearly Determined

The Committee considers market practice when determining the payout threshold and the upper potential of the program.  While the bonus amount that may be earned by executives is not capped at a specific level, the Committee believes that the performance goals at the upper level are sufficiently difficult that there is a low likelihood of executives actually earning an award in excess of 150% of target.

In 2008, the quarterly cash incentive program resulted in below target bonuses for all four quarters which, in the Committee’s view, is reasonable given the objectives set for 2008 and iPass’ performance relative to such objectives.

Performance Measures and Weightings:  In 2007, bonus amounts were based on corporate financial performance and, with the exception of the CEO, the achievement of individual performance objectives.  In 2008, the Committee made the decision to base quarterly incentives entirely on performance as measured against corporate financial objectives for all executives.  This decision was made to foster greater collaboration and teamwork among the executive team, as well as to improve internal equity among the executives as a group.

The metrics used to evaluate executive performance were chosen to motivate executives to achieve iPass’ business plan.  The relative weightings of the metrics reflect the Committee’s perspective regarding iPass’ short-term business priorities.  Our corporate measures for 2008 were weighted as follows for all of the executive officers:

	Q1 & Q3	Q2 & Q4
Performance Measures	1) iPass revenues 2) Broadband revenues 3) Non-GAAP operating expenses	1) iPass revenues 2) Broadband revenues 3) Non-GAAP operating expenses 4) Contract monthly order value
Weighting	All measures weighted equally	Contract monthly order value weighted twice as much as the other measures to reflect semi-annual measurement

Total Revenues, Broadband Revenues and Non-GAAP Operating Expenses are measured quarterly, while 6-month Contract Monthly Order Value is measured at the end of Q2 and Q4.

The Committee believes that overall revenue growth is critical to secure iPass’ position as a market leader in the mobility management space.  Performance against the total revenue metric reflects management’s ability to grow the customer base, leverage existing client relationships, manage the loss of revenues from legacy parts of the business and expand the business in new service areas and geographies.

While total revenue growth is important, the Committee believes that increasing revenues from broadband software and services is particularly important to the business strategy.  Therefore, the Committee uses a second revenue metric specifically focused on expanding the broadband business to motivate executives to concentrate their efforts and investments in this area.

Contract monthly order value also measures managements’ ability to grow the business, with special emphasis on securing new enterprise contracts.  This metric captures our ability to develop new business relationships and is a leading indicator of future revenue generation.

Quarterly bonus awards are also based partly on non-GAAP operating expenses, because the ability to control costs while growing the business is fundamental to iPass’ profitability.  Non-GAAP operating expenses exclude equity plan-related compensation expenses, restructuring charges, amortization of intangible assets, and cumulative effect of change in accounting principles, which are charges and gains which management does not consider reflective of the company’s core operating business.

We adjust for the excluded items because the Committee believes that, in general, these items possess one or more of the following characteristics:  their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual and the company does not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants.

Performance Targets, Business Results and Bonus Payouts:  The Committee sets the incentive plan goals at the beginning of each year in alignment with the business plan.  The Committee set target performance goals for 2008 at levels that require significant improvement over prior year results.  The Committee made no adjustments to the quarterly performance goals during the year.

The table below shows the cumulative quarterly performance goals for each metric at the threshold, target and upper performance levels, as well as the actual cumulative 2008 results.  As discussed above, contract monthly order value was measured semi-annually.

Cumulative 2008 Performance Goals	Threshold Goal	Target Goal	Upper Goal	Actual 2008 Results
Revenues	$203,000,000	$211,000,000	$219,000,000	$191,368,000
Broadband Revenues	103,770,900	115,301,000	126,831,100	103,711,380
Non-GAAP Operating Expenses	116,909,000	110,909,000	104,909,000	109,759,000
Contract Monthly Order Value	3,840,000	4,800,000	5,760,000	3,398,000

Corporate performance against the pre-established goals for each measure resulted in executives earning the following quarterly bonus amounts (as a percent of target):  first quarter – 59.4%; second quarter – 39.8%; third quarter – 26.8%; and fourth quarter – 26.8%.  As a result, the total bonus amount earned by executives was 38.2% of target in aggregate.  Mr. Denman received a bonus payment for the first three quarters of the year as described above, for a total bonus amount of 42.0% of target in aggregate.  The Committee believes that below target bonus awards are reasonable in light of overall corporate results.

As discussed previously, Mr. Kaplan was guaranteed to receive his target bonus amount for 2008 as part of his employment agreement, prorated based on his time of service.  This amounted to a total bonus award of $40,082 for 2008.

In addition to the bonus payments described above, in February 2009 the Board of Directors approved one-time discretionary retention bonuses that ranged from $7,500 to $14,500 for the executive officers.  These bonus payments are intended to retain certain key executives during a period of leadership transition.  The bonuses will be payable provided the executives remain active employees through June 30, 2009.

Long-Term Equity Incentives (LTEI)

In order to ensure a strong link to the long-term interests of stockholders, the Committee places significant emphasis of executive compensation on long-term equity incentives.  The Committee based the amount of LTEIs awarded on competitive LTEIs levels in the market.  The Committee targets the 50th percentile (with option values measured by the Black-Scholes option pricing model), with the understanding that above target value will be realized if stockholder value is created.  The Committee also considers the impact of awards to executive officers on total shareholder dilution and the expenses accrued for stock-based compensation.

In recent years, both peer group and published survey stock grant practices indicated a shift from the use of options only to a mix of options and other equity vehicles.  Prior to 2006, LTEI’s to our executive officers and employees were created solely through the use of stock options.  In 2006, we moved to a blend of stock options, restricted shares and performance share awards (“PSAs”).  In 2007, we continued to use options, but made all stock grants performance-based (i.e., time-based vesting for restricted stock was eliminated for executive officers).

In February 2008, given business uncertainty and retention concerns emanating from a potential transaction or reorganization of iPass, the Committee decided not to grant stock options to executive officers and instead granted a combination of service-based restricted shares and PSAs.  The Committee determined that full-value shares provide more retention value and more stability than stock options, which have additional downside risk and upside potential.

While targeting equity values at the 50th percentile of the market is the philosophy of the Committee, in 2008 the Committee focused primarily on share usage to determine the size of the awards.  The reason for this change is that iPass’ stock price was lower in 2008 than in 2007, and providing a 50th percentile LTEI value would have used more shares than the Committee felt was appropriate.  Furthermore, the Committee did not feel it was appropriate to increase the number of shares awarded due to a decrease in stock price.

Considering the target value to participants and the cost and the dilutive impact of the PSAs, the Committee decided to hold the number of PSAs constant from 2007 to 2008 and provide one share of restricted stock in 2008 for every 3 options that were granted in 2007.  The Committee believes that his approach resulted in a share usage rate that is reasonably aligned with peer group and broader industry practices, especially when evaluated on a net basis (i.e., shares granted minus shares cancelled or expired).

The Committee generally grants annual equity awards following the first major Committee meeting of the year, unless otherwise specified by our board of directors or the Committee.  The Committee grants all stock option grants to named executive officers with an exercise price equal to or above the fair market value of the underlying stock on the date of grant.  iPass does not grant equity compensation awards in anticipation of the release of material nonpublic information.  Similarly, iPass does not time the release of material nonpublic information based on equity award grant dates.

Restricted Shares

Restricted shares are intended to align the interests of executive officers and stockholders through ownership, while at the same time providing meaningful retention value to executive officers through the use of service-based vesting provisions.  The move from stock options to restricted stock was made to enhance the retention value of the long-term equity incentive program during a period of business volatility and uncertainty.

On February 12, 2008, Mr. Denman was granted 45,000 shares of restricted stock, Messrs. Verdecanna, Charters, Posey, and Wachtler were granted 20,600 shares each.  Ms. Nelson received two grants in 2008:  February 12, 2008 – 19,550 and May 28, 2008 – 1,050, totaling 20,600 shares.  These shares vest 50% on June 15, 2009 and 50% on June 15, 2010.  The Committee considered the current equity holdings of key executive officers in determining the vesting schedule.

Performance Share Awards (PSAs)

The Committee uses PSAs to focus executive officers on operating excellence and the creation of economic and stockholder value.  Because the vesting of PSAs is contingent upon meeting predefined financial or strategic objectives, executives are rewarded for a combination of strong business results and positive shareholder return.

On February 12, 2008, Mr. Denman was granted 45,000 performance shares and Messrs. Verdecanna, Charters, Posey, and Wachtler were granted 20,600 performance shares each.  On May 28, 2008, Ms. Nelson was granted 20,600 performance shares.  The vesting of these performance shares granted is based on the achievement of Return on Invested Capital goals and non-GAAP Operating income goals, with each weighted 50% and measured as of the end of 2008.  These performance metrics differ from the Quarterly Cash Incentives metrics because, while the Quarterly Cash Incentives are intended to focus executives on business growth and expense management, the PSAs focus on the results of these efforts over time.  Operating income is maximized by growing revenue while controlling expenses, while return on invested capital measures how efficiently profits are generated by taking into account the amount of capital used achieve such results.

As with the Quarterly Bonus Plan, the threshold and target performance goals were derived from the business plan.  The use of non-GAAP operating income reflects the Committee’s belief that the performance metrics used to determine executive compensation outcomes should exclude factors deemed to be largely outside the control of management.

For below threshold performance, no shares are earned.  If the threshold performance goals are met, 50% of the shares are earned.  If the targets are met or exceeded, 100% of the shares would be earned.  For performance between threshold and target, straight line interpolation is used to determine the amount earned.  If performance shares are earned, they would vest 50% in 2009 and 50% in 2010.

At the end of 2008, it was determined that the thresholds for Return on Invested Capital and Operating Income were not met and therefore no shares vested except those shares that vested pursuant to Mr. Denman’s severance agreement, as discussed under “Employment, Severance, and Change-in-Control Agreements."

CEO New Hire Equity Awards

In connection with his hire, Mr. Kaplan was granted an option to purchase 500,000 shares with an exercise price of $1.70, the fair market value of our common stock on the date of grant.  Mr. Kaplan was also granted 500,000 performance shares, the vesting of which is conditional upon continued service and the achievement of certain EBITA (earnings before interest, taxes and amortization) goals.  These equity awards were agreed to in arm’s length negotiations with Mr. Kaplan and necessary to recruit Mr. Kaplan to iPass, and are intended to provide strong retention value going forward.  We do not plan to grant any additional equity to Mr. Kaplan in 2009.

The stock option grant is intended to align Mr. Kaplan’s interests with those of stockholders and motivate long-term stockholder value creation.  The Committee chose to grant stock options rather than restricted stock, because the Committee believes that stock options provide more upside incentive to turnaround the business.  In addition, stock options have value only to the extent the price of our common stock on the date of exercise exceeds the exercise price, which is equal to the fair market value of the stock on the date of grant.  As a result, Mr. Kaplan will only realize a benefit from such grants to the extent that he is able to create value for shareholders.  The options vest over four years, with 25% vesting after one year and the remaining 75% of options vesting ratably on a monthly basis over the following three years.  The options expire after ten (10) years.

The performance shares are intended to motivate a turnaround of iPass by focusing the CEO on returning the company to profitability and generating profitable revenue growth.  The performance shares will vest in five separate tranches upon the achievement of specified EBITA goals as measured over the four previous quarters.  The EBITA goals are not tied to a specific timeline.  Any losses incurred in quarters prior to Mr. Kaplan’s appointment as CEO are excluded from the calculation.

Other Benefits

We offer additional benefits designed to be competitive with overall market practices, and to attract and retain the talent we need.  All salaried employees are eligible to participate in our Section 401(k) plan, health care coverage, life insurance, disability, paid time off and paid holidays.

Other Compensation

In connection with his employment offer, Mr. Kaplan is eligible to receive certain relocation benefits, including the following:

•
Monthly reimbursement of up to $10,000 to cover reasonable temporary living expenses for up to six months from the date of hire, subject to end upon the close of a purchase of residence in the San Francisco Bay Area;

•	An additional payment to cover any tax liabilities associated with these payments (Taxable Living Expenses Gross-Up);

•	Reimbursement for reasonable relocation expenses, subject to certain conditions;

•	An additional payment to cover any tax liabilities associated with these payments (Taxable Relocation Expenses Gross-Up); and

•	Up to $12,000 to cover additional relocation expenses not covered above.

The Committee deemed these benefits necessary to attract Mr. Kaplan to the organization, and arrived at these amounts in arm’s length negotiations with Mr. Kaplan.

2009 Cash Compensation

Reflecting the current economic conditions and iPass’ financial results, the Committee determined that base salary levels will not be increased in 2009 for the named executives.  In addition, the Committee decided to keep the target bonuses consistent with the prior year for all of the named executives.

In early 2009, the Committee determined that the quarterly cash incentive program would remain largely unchanged, except as noted below:

•
Consistent with the prior year, and for the same reasons, the Committee established the financial metrics against which performance would be measured as revenues, non-GAAP operating expenses, contract monthly order value and broadband revenues, each weighted equally.  All of the financial measures, including contract monthly order value, will be measured on a quarterly basis in 2009 to simplify administration.  In addition, the broadband revenue goal will focus exclusively on mobile broadband revenues in the second through fourth quarters of the 2009.  This change in emphasis better reflects iPass’ near-term strategic priorities.

•
The bonus amounts will be based entirely on financial performance for the first quarter of 2009, but will be shifted to 80% financial and 20% personal performance for the second through fourth quarters of 2009, except for the President and CEO, whose bonus will be based entirely on company financial performance for all four quarters.  The Committee’s decision to incorporate the personal performance objectives was based on input from Mr. Kaplan with the intent to focus the management team on key strategic and operational goals that can be affected at the individual level and which are critical to the execution of iPass’ business strategy.  Since Mr. Kaplan is ultimately responsible for defining the business strategy, the Committee believes that his performance should be evaluated entirely based on the financial outcomes of this strategy, rather than the achievement of the specific objectives that comprise it.

iPass established financial performance targets for all four quarters in alignment with the 2009 business operating plan.  Based on the information available at the time the goals were established, the Committee believes that the target performance goals are sufficiently difficult to meet and that there is a greater likelihood executives will earn a below-target bonus than an above-target bonus.  The Committee retains the flexibility to change the goals based on new information or to reflect external developments prior to the start of each quarterly performance period.

Personal performance objectives will be established for each executive prior to the start of the second through fourth quarters.  At the end of each quarterly performance period the Committee, with input from Mr. Kaplan, will determine the level of achieved results against the personal performance objectives.

Supplementary Compensation Policies

Employment, Severance, and Change-in-Control Agreements

iPass provides severance benefits to its executive officers in the event of termination without cause.  iPass also provides benefits in the event that an executive officer’s employment is involuntarily terminated following a corporate change-in-control.  These benefits are triggered only to the extent that both a qualifying change-in-control takes place and the executive is terminated without cause or constructively terminated (otherwise known as a “double-trigger”).  The purpose of these benefits is to promote management continuity and cooperation during a potential transaction that is being pursued by the Board to maximize shareholder value (such as a merger with or acquisition by another company), despite the fact that such a transaction may jeopardize the future employment of iPass executives.

These change-in-control benefits include a lump sum cash payment based on the executive officer’s annual salary plus annual bonus target, continued health benefits coverage for a period of time, and accelerated vesting of all equity awards in the case of a change in control of the company within 18 months of iPass being acquired.  The full benefits and related terms and conditions are comprehensively explained in the “Supplementary Compensation Policies” and “Potential Payments Upon Termination or Change-in-Control” sections of this document.

In connection with his hire, Mr. Kaplan was guaranteed certain severance benefits if the Board terminates him without cause or he resigns for Good Reason, including:  (a) a lump sum cash severance payment equal to 12 months of base salary; (b) the prorated portion of the target bonus for the year less any payments already made for the year, calculated at the rate at which bonuses were paid earlier in the year (or in the prior year, if the first quarter bonus has not yet been determined); (c) the target bonus for the year multiplied by the rate at which bonuses were earned in the prior four quarters; (d) payment of COBRA premiums for up to 18 months and (e) accelerated vesting of the time-based component of any equity awards for 12 months and extended exercisability of option grants for up to 9 months.  In addition, upon the close of a Corporate Transaction, vesting conditions of outstanding equity grants, whether determined by the passage of time or in reference to performance targets, shall be deemed satisfied.

In determining the value, terms and structure of severance and change-in-control benefits, the Committee, in consultation with Mercer, considered market practice, the value of such benefits to the executives and the aggregate potential cost of such a program assuming actual termination.  Additionally, in determining the level of severance benefits the Committee considered iPass’ past experience and precedent for providing severance in the event of a company-initiated termination.  The Committee introduced these benefits with a focus on retaining key executive officers by providing a market competitive level of protection and security during the current period of uncertainty.

Although the circumstances of his resignation did not qualify Mr. Denman for severance benefits under the terms of his offer letter, the Board agreed to provide him with a severance package equal to what he would have received had his employment been terminated other than for cause in recognition of his agreement to faithfully continue his job duties through the termination date and to cooperate in transitioning the CEO responsibilities to Mr. Kaplan, as well as his agreement to certain post-employment restrictions, including nondisparagement of the company and nonsolicitation of employees for up to one year.  The severance benefits were composed of (i) an amount equal to nine months of base salary, (ii) an additional “bonus” severance amount equal to 75% of the 2008 bonus opportunity multiplied by the average bonus earned as a percent of target for the first three quarters of the year, (iii) payment of Mr. Denman’s COBRA premiums for up to 18 months and (iv) nine months of vesting acceleration of outstanding stock option and other equity awards, irrespective of whether performance conditions are met.  The total value of these benefits is detailed in the “Summary Compensation Table”.

Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2008, 2007, and 2006, compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer, and our other three most highly compensated executive officers at December 31, 2008 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Evan L. Kaplan	2008	$58,334		—	$—		$14,465		$40,082	$68,097	(3)	$196,072
President and Chief
Executive Officer

Kenneth Denman	2008	$325,319		—	$295,204	(4)	$(37,331	)(5)	$111,317	$272,520	(6)	$967,029
President and Chief	2007	$350,000		—	$139,621		$362,362		$106,148	$7,623	(7)	$965,754
Executive Officer*	2006	$350,000		—	$42,889		$355,551		$103,792	$7,299	(8)	$859,531

Frank Verdecanna,	2008	$230,000		—	$48,253		$106,737		$44,828	$7,170	(9)	$436,988
Chief Financial Officer	2007	$230,000		—	$58,176		$119,344		$75,487	$7,881	(10)	$490,888
	2006	$214,375	(11)	—	$17,875		$81,645		$73,461	$6,955	(12)	$394,311

John Charters,	2008	$270,000		—	$48,253		$174,240		$53,794	$16,330	(13)	$562,617
Chief Operating Officer	2007	$270,000		—	$58,176		$231,538		$89,535	$12,551	(14)	$661,800
	2006	$270,000		—	$17,875		$216,007		$86,076	$10,175	(15)	$600,133

Bruce K. Posey,	2008	$250,000		—	$48,253		$103,803		$53,308	$8,219	(16)	$463,583
Senior Vice President,	2007	$250,000		—	$58,176		$130,020		$76,612	$6,123	(17)	$520,931
General Counsel and Secretary**	2006	$250,000		—	$17,875		$121,099		$75,171	$2,361	(18)	$466,506

Joel Wachtler,	2008	$200,000		—	$48,253		$106,331		$45,053	$6,344	(19)	$405,980
Vice President of	2007	$200,000		—	$29,089		$165,541		$75,412	$6,820	(20)	$476,862
Marketing and Strategy***	2006	$200,000		—	$18,649		$193,955		$71,315	$5,749	(21)	$489,668
______________________________

*	Mr. Denman resigned as a director, officer and employee of iPass effective November 10, 2008.
**	Mr. Posey resigned as an iPass employee and officer effective January 30, 2009.
***	Mr. Wachtler resigned as an iPass employee and officer effective March 31, 2009.
(1)
The dollar amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007, and 2006 in accordance with FAS 123(R), ignoring the estimates of forfeiture, related to non-option awards and include amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of these amounts are included in footnote 2 to our audited financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.

(2)
The dollar amount in this column represent the compensation cost for the years ended December 31, 2008, 2007, and 2006 of stock option awards granted in and prior to 2008.  These amounts have been calculated in accordance with SFAS No. 123R ignoring the estimates of forfeiture and using the Black-Scholes option-pricing model.  Assumptions used in the calculation of these amounts are included in footnote 2 to our audited financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.

(3)
Consists of $45,331 for relocation assistance and temporary living expenses, $21,378 for a tax gross-up adjusted for relocation assistance and temporary living expenses, $1,313 contributed by us on behalf of Mr. Kaplan to defined company benefit plan, and $75 for life insurance premiums paid by us.

(4)	The dollar amount includes an increase of $135,003 as a result of Mr. Denman’s accelerated vesting.
(5)	The dollar amount includes a decrease of $256,677 as a result of Mr. Denman’s accelerated vesting.
(6)	Consists of $262,500 in severance, $9,230 contributed by us on behalf of Mr. Denman to defined company benefit plans, and $790 for life insurance premiums paid by us.
(7)	Consists of $6,656 contributed by us on behalf of Mr. Denman to defined company benefit plans, $431 for life insurance premiums paid by us, and $536 for reimbursement for home office related expenses.
(8)
Consists of $1,422 for reimbursement for home office related expenses, $5,465 contributed by us on behalf of Mr. Denman to defined company benefit plans and $412 for life insurance premiums paid by us.

(9)	Consists of $6,900 contributed by us on behalf of Mr. Verdecanna to defined company benefit plans and $270 for life insurance premiums paid by us.
(10)
Consists of $6,900 contributed by us on behalf of Mr. Verdecanna to defined company benefit plans, $259 for life insurance premiums paid by us, and $722 for reimbursement for home office related expenses.

(11)	Mr. Verdecanna’s salary increased to $230,000 as of August 16, 2006.
(12)
Consists of $722 for reimbursement for home office related expenses; $5,986 contributed by us on behalf of Mr. Verdecanna to defined company benefit plans and $247 for life insurance premiums paid by us.

(13)
Consists of $12,704 for reimbursement for commuting related expenses; $3,194 contributed by us on behalf of Mr. Charters to defined company benefit plans and $432 for life insurance premiums paid by us.

(14)
Consists of $8,926 for reimbursement for commuting related expenses; $3,194 contributed by us on behalf of Mr. Charters to defined company benefit plans and $431 for life insurance premiums paid by us.

(15)
Consists of $7,388 for reimbursement for commuting related expenses; $2,512 contributed by us on behalf of Mr. Charters to defined company benefit plans and $275 for life insurance premiums paid by us.

(16)	Consists of $6,875 contributed by us on behalf of Mr. Posey to defined company benefit plans and $1,344 for life insurance premiums paid by us.
(17)	Consists of $4,833 contributed by us on behalf of Mr. Posey to defined company benefit plans and $1,290 for life insurance premiums paid by us.
(18)	Consists of $1,728 contributed by us on behalf of Mr. Posey to defined company benefit plans and $633 for life insurance premiums paid by us.
(19)	Consists of $5,000 contributed by us on behalf of Mr. Wachtler to defined company benefit plans and $1,344 for life insurance premiums paid by us.
(20)	Consists of $5,584 contributed by us on behalf of Mr. Wachtler to defined company benefit plans and $1,236 for life insurance premiums paid by us.
(21)	Consists of $4,513 contributed by us on behalf of Mr. Wachtler to defined company benefit plans and $1,236 for life insurance premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based grants to our Named Executive Officers during fiscal 2008.  Stock awards were granted under our 2003 Equity Incentive Plan, and provide for vesting of the underlying common stock set forth below.  Stock options were granted at an exercise price equal to the closing sale price of the common stock on The Nasdaq Global Market on the last market trading day prior to the grant date in accordance with the provisions of our 2003 Equity Incentive Plan.

Grants of Plan Based Awards In Fiscal 2008

		Estimated Future Payouts Under Non-			Estimated Future Payouts Under Equity				All Other		All Other
		Equity Incentive Plan Awards			Incentive Plan Awards				Stock		Option		Exercise	Grant
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)	Awards: Number of Shares of Stock or Units (#)		Awards: Number of Securities Underlying Options (#)		or Base Price of Stock and Option Awards ($/Sh)	Date Fair Value of Stock and Option Awards ($)(2)
Kenneth D.	2/12/08	$75,000	$150,000	(3)
Denman*	2/12/08				22,500	45,000	(4)	45,000						$131,400
	2/12/08								45,000	(5)				$131,400
Evan L.	11/6/08	$125,000	$250,000	(3)
Kaplan	11/6/08				100,000	500,000	(6)	500,000						$850,000
	11/6/08										500,000	(7)	$1.70	$383,450
Frank	2/12/08	$50,000	$100,000	(3)
Verdecanna	2/12/08				10,300	20,600	(8)	20,600						$60,152
	2/12/08								20,600	(9)				$60,152
John	2/12/08	$75,000	$150,000	(3)
Charters	2/12/08				10,300	20,600	(8)	20,600						$60,152
	2/12/08								20,600	(9)				$60,152
Bruce K.	2/12/08	$62,500	$125,000	(3)
Posey**	2/12/08				10,300	20,600	(8)	20,600						$60,152
	2/12/08								20,600	(9)				$60,152
Joel *	2/12/08	$50,000	$100,000	(3)
Wachtler**	2/12/08				10,300	20,600	(8)	20,600						$60,152
	2/12/08								20,600	(9)				$60,152
______________________________
*	Mr. Denman resigned as a director, officer and employee of iPass effective November 10, 2008.
**	Mr. Posey resigned as an iPass employee and officer effective January 30, 2009.
***	Mr. Wachtler resigned as an iPass employee and officer effective March 31, 2009.
(1)
This column sets forth the aggregate annual target amount of each named executive officer’s quarterly cash bonus award for the year ended December 31, 2008 for each of our named executive officers.  The actual cash bonus award earned for the year ended December 31, 2008 for each named executive officer is set forth in the 2008 Summary Compensation Table above.  As such, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2008.

(2)	Represents the grant date fair value of such award determined in accordance with FAS 123R, calculated using the Black-Scholes model.
(3)
There is no maximum estimated future payout under non-equity incentive plan awards, since each Named Executive Officer’s bonus increases with performance under the management bonus plan, as described in the “Compensation Discussion and Analysis” section above.

(4)
These performance based shares were initially subject to vest in the following manner:  50% on June 15, 2009 and 50% on June 15, 2010.  Due to the acceleration of vesting resulting from Mr. Denman’s separation from the company, 50% of the shares vested on November 7, 2008 and 50% were forfeited on November 7, 2008.

(5)
These service-based shares were initially subject to vest in the following manner:  50% on June 15, 2009 and 50% on June 15, 2010.  Due to the acceleration of vesting resulting from Mr. Denman’s separation from the company, 50% of the shares vested on November 7, 2008 and 50% were forfeited on November 7, 2008.

(6)	These performance-based shares shall be earned upon the achievement of certain performance criteria, as described in the “Employment, Severance, and Change-in Control Agreements” section below.
(7)	The shares subject to the option vest in the following manner: 25% of the shares vest on November 5, 2009 and the remaining 75% of the shares vest monthly over the following 36 months.
(8)
These performance based shares were initially subject to vest in the following manner:  50% on June 15, 2009 and 50% on June 15, 2010.  This award was cancelled on 12/31/08 because the performance targets were not achieved.

(9)	These service-based shares are subject to vest in the following manner: 50% on June 15, 2009 and 50% on June 15, 2010.

See “Compensation Discussion and Analysis” above for a discussion of our annual bonus structure and other elements of compensation.

Outstanding Equity Awards at Fiscal Year-end

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards at December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Evan L. Kaplan	0	500,000	(1)	$1.70	11/5/2018				500,000	(2)	$610,000

Kenneth D. Denman*	400,000	0	(3)	$5.05	8/10/2014
	108,000	0	(4)	$6.51	5/10/2016
	54,000	0	(5)	$5.09	2/7/2017

Frank Verdecanna	35,000	0	(6)	$4.75	10/18/2010	20,600	(7)	$25,132
	5,000	0	(8)	$4.75	1/19/2011
	19,375	0	(9)	$0.50	12/12/2011
	15,000	0	(10)	$10.60	5/2/2014
	30,000	0	(11)	$5.05	8/10/2014
	25,000	0	(12)	$5.75	7/28/2015
	45,000	0	(13)	$6.51	5/10/2016
	0	49,400	(14)	$5.09	2/7/2017

John Charters	300,000	0	(15)	$6.49	11/30/2014	20,600	(7)	$25,132
	45,000	0	(13)	$6.51	5/10/2016
	0	75,000	(14)	$5.09	2/7/2017

Bruce K. Posey**	99,847	0	(16)	$0.85	7/24/2012	20,600	(7)	$25,132
	49,583	0	(17)	$5.05	8/10/2014
	50,000	0	(12)	$5.75	7/28/2015
	45,000	0	(13)	$6.51	5/10/2016
	0	49,400	(14)	$5.09	2/7/2017

Joel Wachtler***	100,000	0	(18)	$20.02	10/20/2013	20,600	(7)	$25,132
	40,000	0	(10)	$10.60	5/2/2014
	105,000	0	(19)	$5.05	8/10/2014
	45,000	0	(13)	$6.51	5/10/2016
	0	49,400	(14)	$5.09	2/7/2017
______________________________
*	Mr. Denman resigned as a director, officer and employee of iPass effective November 10, 2008.
**	Mr. Posey resigned as an iPass employee and officer effective January 30, 2009.
***	Mr. Wachtler resigned as an iPass employee and officer effective March 31, 2009.
(1)	The shares subject to the option vest in the following manner: 25% of the shares vest on November 5, 2009 and the remaining 75% of the shares vest monthly over the following 36 months.
(2)	These shares are performance-based shares which shall be earned upon the achievement of certain performance criteria.
(3)	The shares subject to the option vest in the following manner: monthly in 24 equal monthly installments beginning November 1, 2006.
(4)
The shares subject to the option vest in the following manner:  50% of the shares vested on May 15, 2008 and 50% of the shares vested on November 7, 2008 (vesting accelerated due to Mr. Denman’s resignation from the Company).

(5)
The shares subject to the option vested in the following manner:  50% of the shares vested on November 7, 2008 (vesting accelerated due to Mr. Denman’s resignation from the Company) and 50% of the shares were forfeited in connection with Mr. Denman’s resignation on November 7, 2008.

(6)	The shares subject to the option vest in the following manner: 25% of the shares vest on October 16, 2001 and the remaining 75% of the shares vest monthly over the following 36 months.
(7)	The shares vest in the following manner: 50% of the shares vest on June 15, 2009 and 50% of the shares vest on June 15, 2010.
(8)	The shares subject to the option vest in the following manner: 25% of the shares vest on January 19, 2002 and the remaining 75% of the shares vest monthly over the following 36 months.
(9)	The shares subject to the option vest in the following manner: 25% of the shares vest on November 12, 2002 and the remaining 75% of the shares vest monthly over the following 36 months.
(10)	The shares subject to the option vest in the following manner: 25% of the shares vest on April 1, 2005 and the remaining 75% of the shares vest monthly over the following 36 months.
(11)	The shares subject to the option vest in the following manner: monthly in 48 equal monthly installments beginning July 1, 2004.
(12)	The shares subject to the option are fully vested and exercisable on February 1, 2007.
(13)
The shares subject to the option vest in the following manner:  50% of the shares vest on May 15, 2008 and 50% of the shares vest on November 15, 2008.  Includes shares that were initially subject to performance vesting conditions, which have been satisfied.

(14)	The shares subject to the option vest in the following manner: 50% of the shares vest on May 15, 2009 and 50% of the shares vest on November 15, 2009.
(15)	The shares subject to the option vest in the following manner: 25% of the shares vest on November 29, 2005 and the remaining 75% of the shares vest monthly over the following 36 months.
(16)	The shares subject to the option vest in the following manner: 25% of the shares vest on July 8, 2003 and the remaining 75% of the shares vest monthly over the following 36 months.
(17)	The shares subject to the option vest in the following manner: monthly in 48 equal monthly installments beginning August 11, 2006.
(18)	The shares subject to the option vest in the following manner: 25% of the shares vest on September 14, 2004 and the remaining 75% of the shares vest monthly over the following 36 months.
(19)	The shares subject to the option vest in the following manner: monthly in 36 equal monthly installments beginning July 1, 2004.

Option Exercises and Stock Vested

The following table shows for the fiscal year ended December 31, 2008, certain information regarding option exercises and stock vested during the last fiscal year with respect to the Named Executive Officers.

Option Exercises and Stock Vested in Fiscal 2008

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kenneth D. Denman*	153,000	$264,510
Evan L. Kaplan	—	—
Frank Verdecanna	22,500	$42,638
John Charters	22,500	$42,638
Bruce K. Posey**	22,500	$42,638
Joel Wachtler***	22,500	$42,638
______________________________
*	Mr. Denman resigned as a director, officer and employee of iPass effective November 10, 2008.
**	Mr. Posey resigned as an iPass employee and officer effective January 30, 2009.
***	Mr. Wachtler resigned as an iPass employee and officer effective March 31, 2009.

Supplementary Compensation Policies

Employment, Severance, and Change-in-Control Agreements

Kenneth D. Denman Separation Agreement

Mr. Denman, our former Chairman, President and Chief Executive Officer, resigned as an iPass employee, officer and director effective November 10, 2008.  On November 3, 2008, the Company and Mr. Denman entered into a separation agreement which provided for (i) a cash severance payment equal to nine months of his base salary and a bonus severance amount of $47,250, (ii) health insurance premiums for up to 18 months under the group health insurance policies, and (iii) nine months of vesting acceleration of all outstanding stock options and equity awards (any specified performance target conditions contained in those stock options and equity awards did not prevent the accelerated vesting for those awards).

Evan L. Kaplan Employment Agreement

Mr. Kaplan, our President and Chief Executive Officer, accepted employment with us as President and Chief Executive Officer pursuant to the terms of an employment agreement dated November 1, 2008 (the “Kaplan Employment Agreement”).  The Kaplan Employment Agreement provides that Mr. Kaplan is an at will employee, which means we can terminate his employment at any time, with or without cause.  Under the Kaplan Employment Agreement, Mr. Kaplan will receive (i) an initial annual salary of $350,000, potentially adjusted beginning calendar year 2010 and (ii) an annual bonus, with an initial target amount of $250,000, if he achieves the performance goals established each year as part of the management incentive plan.  Additionally, pursuant to the Kaplan Employment Agreement, Mr. Kaplan (i) received a 2008 annual performance bonus based on the target amount of $250,000 and prorated to reflect his mid-year hire, (ii) was granted an option to purchase 500,000 shares of Company common stock, vesting with respect to 25% of the shares after one year, and thereafter a in a series of thirty-six successive equal monthly installments over a three-year period, and (iii) was granted performance shares covering 500,000 shares of Company common stock pursuant to the Company’s 2003 Equity Incentive Plan.  The performance shares will vest in five installments of 100,000 shares each upon the Company achieving specified targets for earnings before interest, tax and amortization.

Executive Officer Employment Agreements

Each of our other named executive officers has a signed offer letter with us.  These offer letters provide that the executive officer is an at-will employee.  These offer letters provide for salary, an annual bonus paid quarterly based upon the successful completion of specified performance objectives and equity, as well as other customary benefits and terms.  Information for 2008, 2007, and 2006 regarding the compensation earned by our named executive officers is described in the “Compensation of Executive Officers — Summary Compensation Table.”

In addition, if within eighteen (18) months following the closing of a Corporate Transaction, (i) the employment of the executive by iPass, or an affiliate of iPass, is terminated by iPass without “Cause” or (ii) if the executive officer resigns his or her employment for “Good Reason,” then all of the executive officer’s then outstanding equity incentive awards shall vest in full upon the date of such termination (the “Change of Control Provisions”).  For the purposes of this provision:

•
“Corporate Transaction” shall mean (i) the sale of all or substantially all of our assets or (ii) a merger of us with or into another entity in which our stockholders immediately prior to the closing of the transaction own less than a majority of the ownership interest of iPass immediately following such closing.  For purposes of determining whether our stockholders prior to the occurrence of a transaction described above own less than fifty percent (50%) of the voting securities of the relevant entity afterwards, only the lesser of the voting power held by a person either before or after the transaction shall be counted in determining that person’s ownership afterwards;

•
“Cause” shall mean the occurrence of any of the following (and only the following):  (i) conviction of the terminated executive officer of any felony involving fraud or act of dishonesty against us or its parent corporation or subsidiary corporation (whether now or hereafter existing, as those terms are defined in Sections 424(e) and (f), respectively, of the Internal Revenue Code (“Affiliates”)); (ii) conduct by the terminated executive officer which, based upon good faith and reasonable factual investigation and determination of our Board of Directors, demonstrates gross unfitness to serve; or (iii) intentional, material violation by the terminated executive officer of any statutory fiduciary duty of the terminated executive officer to iPass or its Affiliates;

•
“Good Reason” shall mean resignation by the executive officer of his or her employment because (i) we require that such executive officer relocate to a worksite that is more than 60 miles from its current principal executive office, unless such executive officer agrees to such a relocation; or (ii) we reduce the executive officer’s monthly salary below the gross rate of the then-existing rate at the time of the closing of the Corporate Transaction, unless the executive officer agrees in writing to such reduction.

Executive Corporate Transaction and Severance Benefit Plan

On August 9, 2007, our Board of Directors adopted the iPass Inc. Executive Corporate Transaction and Severance Benefit Plan (the “Plan”), and designated each of our executive officers as participants.  Pursuant to the terms of the Plan, each executive officer will be entitled to receive severance benefits in the event that the termination of the executive officer’s employment with iPass is an “Involuntarily Termination Without Cause,” or the executive officer resigns as a result of a “Constructive Termination.” If one of these events occur, iPass shall make a cash severance payment to the executive officer in an amount equal to six (6) months of the executive officer’s monthly base salary, as in effect on the date of the employment termination, or nine (9) months of the executive officer’s monthly base salary if the employment termination is within eighteen (18) months of an acquisition of iPass or all or substantially all of its assets (a “Corporate Transaction Termination”).

In addition, if the executive officer is entitled to the cash severance described above and provided that the executive officer received an overall performance rating equivalent to or greater than “meets expectations” in the most recent performance evaluation cycle preceding termination of the executive officer’s employment, iPass will make an additional cash severance payment to the executive officer as follows:  (i) in the case of a termination that is not a Corporate Transaction Termination, in an amount equal to one quarter of the executive officer’s target bonus amount under iPass’ annual bonus plan, and (ii) in the case of a Corporate Transaction Termination, in an amount to be determined by the plan administrator but no greater than nine-twelfths (9/12th) of the executive officer’s target bonus amount under iPass’ annual bonus plan.

Further, if the executive officer is entitled to the cash severance described above, (i) the executive officer will also be entitled to COBRA coverage paid by iPass for a period of eighteen (18) months in the case of a Corporate Transaction Termination, or for a period of twelve (12) months otherwise, and (ii) in the case of a Corporate Transaction Termination, all outstanding options to purchase iPass’ common stock and all restricted stock issued pursuant to any equity incentive plan of iPass that are held by the executive officer on the date of the employment termination shall be accelerated in full.  The Plan provides no accelerated vesting of outstanding options or restricted stock in the event of a termination not occurring within eighteen (18) months after a Corporate Transaction.

The Plan also provides that, upon the consummation of a Corporate Transaction, any specified performance target or vesting condition contained in any restricted stock awards shall be deemed satisfied provided that the executive officer continues to render services for iPass or an affiliate following the Corporate Transaction for any required period of time contained in such restricted stock awards, if any.

The executive officers will only be entitled to the benefits described above if they execute a release of claims against iPass.  Further, certain of the benefits described above may be reduced in the event that the benefits would have an adverse tax effect on the executive officer.

For the purposes of the Plan:

•	“Involuntary Termination Without Cause” means a termination by iPass of a participant’s employment relationship with iPass or an affiliate of iPass for any reason other than for “Cause.”

•
“Cause” means the occurrence of any of the following (and only the following):  (i) conviction of the participant of any felony involving fraud or act of dishonesty against iPass or its affiliates; (ii) conduct by the participant which, based upon good faith and reasonable factual investigation and determination of the Board, demonstrates gross unfitness to serve; or (iii) intentional, material violation by the participant of any contractual, statutory, or fiduciary duty of the participant to iPass or its affiliates.

•
“Constructive Termination” means a resignation of employment by a participant no later than twelve (12) months after an action or event which constitutes “Good Reason” is undertaken by iPass or occurs.

•
“Good Reason” means mean either of the following actions or events:  (i) iPass requires that the participant relocate to a worksite that is more than sixty (60) miles from its principal executive office; or (ii) iPass materially reduces the participant’s base salary below its then-existing gross rate; provided however that, in order to qualify as “Good Reason,” the participant must submit to iPass a written notice, within ninety (90) days after the occurrence of either of the actions or events described in (i) and (ii) above, describing the applicable actions or events, and provide iPass with at least thirty (30) days from its receipt of the participant’s written notice in which to cure such actions or events prior to termination of the participant’s employment, and provided further that, the participant’s employment must terminate no later than twelve (12) months after the applicable actions or events described in (i) and (ii) above.

Potential Payments upon Termination or Change-in-Control

Summary of Benefits –Named Executive Officers

The following table describes the potential payments and benefits for each of our named executive officers under their employment agreements and the Plan, upon employment termination without cause or resignation as a result of a constructive termination reason and if he signs a general release of all claims against us, as if his employment had terminated as of December 31, 2008:

Name	Compensation and Benefits	Termination Without Cause or Constructive Termination; Corporate Transaction within 18 Months		Termination Without Cause or Constructive Termination; no Corporate Transaction within 18 Months
Kenneth D. Denman*	—	—		—

Evan L. Kaplan	Base Salary	$262,500		$175,000
	Bonus	$187,500	(1)	$62,500
	COBRA Payments	$26,100	(2)	$17,400
	Accelerated Vesting	$610,000	(3)	$0

Frank E. Verdecanna	Base Salary	$172,500		$115,000
	Bonus	$75,000	(1)	$25,000
	COBRA Payments	$26,100	(2)	$17,400
	Accelerated Vesting	$25,132	(3)	$0

John C. Charters	Base Salary	$202,500		$135,000
	Bonus	$112,500	(1)	$37,500
	COBRA Payments	$26,478	(2)	$17,652
	Accelerated Vesting	$25,132	(3)	$0

Bruce K. Posey**	Base Salary	$187,500		$125,000
	Bonus	$93,750	(1)	$31,250
	COBRA Payments	$26,100	(2)	$17,400
	Accelerated Vesting	$25,132	(3)	$0

Joel Wachtler***	Base Salary	$150,000		$100,000
	Bonus	$75,000	(1)	$25,000
	COBRA Payments	$26,100	(2)	$17,400
	Accelerated Vesting	$25,132	(3)	$0
______________________________
*	Mr. Denman resigned as a director, officer and employee of iPass effective November 10, 2008.
**	Mr. Posey resigned as an iPass employee and officer effective January 30, 2009.
***	Mr. Wachtler resigned as an iPass employee and officer effective March 31, 2009.
(1)
Assumes that the executive officer received an overall performance rating equivalent to or greater than “meets expectations” in the most recent performance evaluation cycle preceding termination of the executive officer’s employment.

(2)	Assumes the executive officer would receive the full COBRA reimbursement at iPass’ expense for eighteen (18) months.
(3)
With respect to stock options, calculated as the difference between the closing sales price per share on December 31, 2008, and the exercise price, multiplied by the number of shares subject to the accelerated vesting.  With respect to restricted stock, calculated as the value, based on the closing sales price per share on December 31, 2008, of the number of shares of restricted stock subject to the accelerated vesting.

In addition, if the named executive officers’ employment was not terminated within eighteen (18) months of a Corporate Transaction, and a Corporate Transaction occurred on December 31, 2008, then any specified performance target or vesting condition determined by reference to performance targets or operations of iPass or an affiliate contained in any restricted stock awards issued to them would be deemed satisfied.  However, such restricted stock awards would still be subject to time-based vesting.

See the table above entitled “Outstanding Equity Awards at December 31, 2008” for total stock options held by our named executive officers as of December 31, 2008.

Compensation of Directors

The following table shows for the fiscal year ended December 31, 2008, certain information with respect to the compensation of all our non-employee directors:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	Total ($)
A. Gary Ames	$70,000	$6,569	$59,493	$136,062
John D. Beletic	$94,692	$6,569	$65,534	$166,795
Peter G. Bodine	$48,000	$6,569	$59,493	$114,062
Arthur C. Patterson	$51,000	$6,569	$59,493	$117,062
Allan R. Spies	$84,000	$17,669	$59,493	$161,162
Olof Pripp	$41,000	$6,569	$74,381	$121,950
Michael J. McConnell(5)	$44,000	$24,034	$56,090	$124,124
Peter C. Clapman	$46,000	$24,034	$56,090	$126,124
Stanley Gold (6)	$27,667	$4,380	$7,220	$39,267
__________________________
(1)	This column reflects annual director retainer fees, annual committee chairman retainer fees, Board of Directors’ meeting fees and committee meeting fees.
(2)
The dollar amount in this column represents the compensation cost for the year ended December 31, 2008 of stock awards granted in and prior to 2008.  These amounts have been calculated in accordance with SFAS No. 123R ignoring the estimates of forfeiture and using the Black-Scholes option-pricing model.  Assumptions used in the calculation of these amounts are included in footnote 2 to our audited financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.

(3)
The dollar amount in this column represents the compensation cost for the year ended December 31, 2008 of stock option awards granted in and prior to 2008.  These amounts have been calculated in accordance with SFAS No. 123R ignoring the estimates of forfeiture and using the Black-Scholes option-pricing model.  Assumptions used in the calculation of these amounts are included in footnote 2 to our audited financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.

(4)	At December 31, 2008, the following directors held stock options and shares of restricted stock as follows:

Name	Number of Shares Underlying Options	Number of Shares Restricted Stock
Mr. Ames	225,000	10,000
Mr. Beletic	368,000	10,000
Mr. Bodine	225,000	10,000
Mr. Patterson	225,000	10,000
Mr. Spies	225,000	16,667
Mr. Pripp	75,000	20,000
Mr. Clapman	60,000	15,000
Mr. Gold(6)	30,000	10,000

(5)	Mr. McConnell resigned from the Board of Directors effective October 31, 2008.
(6)	Mr. Gold was appointed to the Board of Directors on May 29, 2008.

The options and stock awards that were issued in 2008 to our non-employee directors consist of the following grants:

Name	Grant Date	Number of Shares of Stock (#)	Number of Shares Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Mr. Ames	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
Mr. Beletic (3)	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
	11/06/08	—	200,000	$1.70	$120,280
Mr. Bodine	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
Mr. Patterson	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
Mr. Spies	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	10,000	—	$-	$22,200
Mr. Pripp	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
Mr. McConnell (4)	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
Mr. Clapman	5/29/08	—	15,000	$2.22	$18,299
	5/29/08	5,000	—	$-	$11,100
Mr. Gold (5)	5/29/08	—	30,000	$2.22	$36,597
	5/29/08	10,000	—	$-	$22,200
__________________________
(1)	All shares subject to the options vest on the first anniversary of the date of grant or, if earlier, on the date of the next annual meeting following the date grant.
(2)	These amounts have been calculated in accordance with SFAS No. 123R using the Black-Scholes pricing model.
(3)	Mr. Beletic received a grant of 200,000 options in connection with becoming Chairman of the Board.
(4)	Mr. McConnell resigned from the Board of Directors effective October 31, 2008.
(5)	Mr. Gold was appointed to the Board of Directors on May 29, 2008.

The members of our Board of Directors who are not employees of iPass are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board of Directors’ or committee meetings.  In addition, our non-employee directors receive the following cash compensation for services as a non-employee director:

Annual cash retainer	$20,000
Lead independent director retainer	$15,000
Committee chairman annual retainer	$5,000
Per meeting board meeting fees	$1,000
Per meeting committee meeting fees	$1,000

In addition, effective November 5, 2008, our Chairman of the Board receives:

•	an annual retainer of $80,000 per year (in lieu of the standard director retainer). For 2008 the increase of $60,000 in retainer was pro rated for 2008.

•
a stock option for 200,000 shares, with monthly vesting over three years for so long as he remains Chairman, and with full vesting upon a change in control (automatic grants under the Directors Plan, as defined and described below, are suspended while he is acting as Chairman);

•	meeting fees equal to meeting fees provided to all other non-employee directors; and

•
and a per diem fee of $3,000 per day for days spent at iPass as independent Non-Executive Chairman during his first three months in that capacity (with a maximum of three days per month).  In December 2008, the Board of Directors modified the Chairman’s per diem arrangement to:  1) extend it through March 31, 2009; and 2) change the 3 days per month to a total of 6 days in the last two months of 2008 and a total of 9 days during the first quarter of 2009.

Under the terms of the iPass Inc.  2003 Non-Employee Directors Plan, as amended (the “Directors Plan”), we grant stock options and restricted stock to our non-employee directors as follows:

•	grants of stock options of 30,000 shares for initial grants, and 15,000 shares for annual grants, and

•	restricted stock awards of 10,000 shares for initial grants and 5,000 shares for annual grants.

Options granted under the Directors Plan vest as follows:  (a) with respect to options that are awarded pursuant to initial grants, the 30,000 shares will vest with respect to 10,000 shares on the first anniversary of the date of grant, and thereafter in equal monthly installments over 24 months, and (b) with respect to options that are awarded pursuant to annual grants, the 15,000 shares will vest on the first anniversary of the date of grant or, if earlier, on the date of the next annual meeting following the date of grant.  Options granted under the Directors Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows iPass to repurchase unvested shares if the participant’s service terminates before vesting.  All outstanding options under the Directors Plan are early exercisable.

Shares of stock acquired under a restricted stock award are subject to forfeiture in favor of iPass in accordance with the following vesting schedule:  (a) with respect to restricted stock awards that are awarded pursuant to initial grants, one third of the 10,000 shares will vest on each of the first, second and third anniversaries of the date of grant, and (b) with respect to restricted stock awards that are awarded pursuant to annual grants, the 5,000 shares will vest on the first anniversary of the date of grant or, if earlier, on the date of the next annual meeting following the date grant.

Compensation Committee Report

The Compensation Committee of the Board of Directors of iPass Inc. has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Amendment No. 1 to Annual Report on Form 10-K/A and, based upon the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.

Compensation Committee:

Arthur C. Patterson, Chairman
John D. Beletic
Peter G. Bodine

Mr. McConnell also served on the Compensation Committee before resigning from the Board of Directors and from the Compensation Committee effective October 31, 2008.

Compensation Committee Interlocks and Insider Participation

As previous noted, our compensation committee consists of Messrs. Beletic, Bodine and Patterson.  None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2009, except as otherwise specified in the footnotes to the table, by:  (a) each director and nominee for director; (b) each of the executive officers named in the Summary Compensation Table presented later in this Amendment No. 1 on Form 10-K/A; (c) all executive officers and directors of iPass as a group; and (d) all those known by us to be beneficial owners of more than five percent of our common stock.  Unless otherwise provided, the stockholder referenced has sole voting and investment power with respect to the outstanding shares listed.  All percentages in this table are based on a total of 62,618,093 shares of common stock outstanding on March 1, 2009.  Unless otherwise indicated, the address for each listed beneficial owner is c/o iPass Inc., 3800 Bridge Parkway, Redwood Shores, California 94065.

	Shares Issuable Pursuant to Options	Beneficially Owned (Including the Number of Shares Shown in the First Column)
Name and Address of Beneficial Owner	Exercisable Within 60 Days of March 1, 2009	Shares	Percent
Evan L. Kaplan	—	—	*
Kenneth D. Denman(1)	—	2,528,300	4.0%
John Charters	345,000	388,100	*
Bruce K. Posey(2)	244,430	422,063	*
Frank Verdecanna	174,375	223,600	*
Joel Wachtler(3)	290,000	338,800	*
Arthur C. Patterson(4)	225,000	495,480	*
Peter G. Bodine(5)	225,000	261,523	*
A. Gary Ames	225,000	235,000	*
John D. Beletic(6)	368,000	432,000	*
Allan R. Spies	225,000	241,667	*
Olof Pripp	75,000	95,000	*
Peter C. Clapman	60,000	75,000	*
Stanley P. Gold(7)	30,000	6,135,169	9.8%
Robert J. Majteles	—	—	*
Royce & Associates LLC(8)	—	3,666,917	5.9%
Entities affiliated with Shamrock Partners Activist Value Fund, L.L.C.(9)	—	6,095,169	9.7%
Entities affiliated with Foxhill Opportunity Master Fund, L.P.(10)	—	4,355,162	7.0%
Entities affiliated with WC Capital Management, LLC(11)	—	3,531,327	5.6%
Entities affiliated with Federated Investors, Inc.(12)	—	3,403,446	5.4%
All directors and executive officers as a group (16 persons)	—	12,056,139	18.5%
___________________________
*Less than one percent (1%).

(1)	Includes 2,375,300 shares held by the Kenneth D. Denman Revocable Trust. Mr. Denman resigned as a director, officer and employee of iPass effective November 10, 2008.
(2)	Mr. Posey resigned as an iPass employee and officer effective January 30, 2009.
(3)	Mr. Wachtler resigned as an iPass employee and officer effective March 31, 2009.
(4)
Includes 185,439 shares held by Ellmore C. Patterson Partners.  ECPP Managers, LLC is the General Partner of Ellmore C. Patterson Partners, and Mr. Patterson is a member of the board of managers of ECPP Managers, LLC. Does not include 187,667 shares held by the ACP Family Partnership, in which members of Mr. Patterson’s immediate family hold a pecuniary interest but over which Mr. Patterson holds no voting or investment power.  Mr. Patterson disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest therein.

(5)
South Fork Ventures holds 18,327 shares.  Mr. Bodine is a Managing Member of South Fork Ventures.  Mr. Bodine disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6)	Includes 54,000 shares held in the name of John and Anne Partnership, Ltd.
(7)
Funds affiliated with Shamrock Partners Activist Value Fund, L.L.C., a Delaware limited liability company (“Shamrock Partners”) hold 6,095,169 shares.  Mr. Gold is the President and Chief Executive Officer of Shamrock Partners.  Mr. Gold disclaims beneficial ownership of the shares held by Shamrock Partners except to the extent of his pecuniary interest therein.

(8)
The address for Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.  The data regarding the stock ownership of Royce & Associates, LLC is as of December 31, 2008 from the Schedule 13G/A filed by Royce & Associates, LLC on January 26, 2009.  Includes 3,526,917 shares held by Royce Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 and managed by Royce & Associates, LLC.

(9)
Shamrock Partners is the managing member of Shamrock Activist Value Fund GP, L.L.C., a Delaware limited liability company (the “General Partner”), which is the general partner of three funds which collectively own the shares reported.  Shamrock Partners has sole voting and investment power with respect to all of such shares, the General Partner has shared voting and investment power with respect to all of these shares, and each of the funds has shared voting and investment power with respect to the shares held by the respective funds.  The address for each of these Shamrock entities is 4444 Lakeside Drive, Burbank, California 91505.  The data regarding the stock ownership of Shamrock Partners is as of November 3, 2008 from the Schedule 13D filed by Shamrock Partners on November 4, 2008.

(10)
The address for Foxhill Opportunity Master Fund, L.P. is c/o Foxhill Capital Partners, LLC, 502 Carnegie Center, Suite 104, Princeton, NJ 08540.  The data regarding the stock ownership of Foxhill Opportunity Master Fund, L.P. is as of April 7, 2009 from the Schedule 13D/A filed by Foxhill Opportunity Master Fund, L.P. on April 8, 2009. Each of Foxhill Opportunity Fund, L.P., Foxhill Opportunity Offshore Fund, Ltd., Foxhill Capital (GP), LLC, Foxhill Capital Partners, LLC, Neil Weiner have direct or indirect control over Foxhill Opportunity Master Fund, L.P., and therefore may be deemed to have, together with Foxhill Opportunity Master Fund, L.P., sole voting and investment power over the 4,166,862 shares beneficially owned by Foxhill Opportunity Master Fund, L.P.  Also includes 83,000 shares held by Randall C. Bassett, 95,300 shares held by Kenneth H. Traub, and 10,000 shares held by Paul A. Galleberg.  Each of these three persons have sole voting and investment power over the shares they hold.  Each of the entities listed above may be deemed a group.

(11)
The address for WC Capital Management, LLC is 300 Drake Landing Boulevard, Suite 230, Greenbrea, CA 94904.  The data regarding the stock ownership of WC Capital Management, LLC is as of December 31, 2008 from the Schedule 13G/A filed by WC Capital Management, LLC on February 13, 2009.

(12)
The address for Federated Investors, Inc. is Federated Investors Tower, Pittsburgh, PA 15222-3779.  The data regarding the stock ownership of Federated Investors, Inc. is as of December 31, 2008 from the Schedule 13G filed by Federated Investors, Inc. on February 13, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to securities authorized for issuance under equity compensation plans as of the end of the most recently completed fiscal year is aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by stockholders	7,121,401	$5.39	11,975,693
Equity compensation plans not approved by stockholders	—	—	—
Total	7,121,401	$5.39	11,975,693

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of the Board of Directors

As required under the listing standards of the National Association of Securities Dealers, Inc. (the “Nasdaq listing standards”), a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  The Board of Directors consults with our legal counsel to ensure that the Board of Directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq Global Market, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and iPass, its senior management and its independent registered public accounting firm, the Board of Directors affirmatively has determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Kaplan, our President and Chief Executive Officer.  In making this determination, the Board of Directors considered the Letter Agreement with Shamrock, pursuant to which Mr. Gold was elected to the Board, and the related transactions and arrangements contained therein, including Shamrock’s stock ownership of iPass.

TRANSACTIONS WITH RELATED PERSONS

There were no transactions in 2008 to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, former or current executive officers or, to our knowledge, holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Policies and Procedures For Review of Related Person Transactions

Pursuant to the charter of our Audit Committee, unless previously approved by another independent committee of our Board of Directors, our Audit Committee reviews and, if determined appropriate, approves all related person transactions.  It is management’s responsibility to bring related person transactions to the attention of the members of the Audit Committee.

Our Code of Conduct and Ethics provides that our employees, which for the purposes of the Code of Conduct and Ethics, includes our officers and directors, should avoid conflicts of interest that occur when their personal interests may interfere in any way with the performance of their duties or the best interests of iPass.  Our Code of Conduct and Ethics also addresses specific types of related person transactions and how they should be addressed.  All of our employees, including our officers and directors, are expected and required to adhere to the Code of Conduct and Ethics.  If an officer or director has any questions regarding whether a potential transaction would be in violation of the Code of Conduct and Ethics, they are required to bring this to the attention of our Compliance Officer or General Counsel.  If the potential transaction is a related person transaction, it would be recognized as such and brought to the Audit Committee for pre-approval.

Further, each of our officers and directors is knowledgeable regarding the requirements of obtaining approval of related person transactions and is responsible for identifying any related-person transaction involving such officer or director or his or her affiliates and immediate family members and seeking approval from our Audit Committee before he or she or, with respect to immediate family members, any of their affiliates, may engage in the transaction.

       Our Audit Committee will take into account all relevant factors when determining whether to approve or disapprove of any related person transaction.

Director and Officer Indemnification

  We have entered into indemnity agreements with certain employees, officers and directors that provide, among other things, that we will indemnify such employee, officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an employee, officer, director or other agent of iPass, and otherwise to the full extent permitted under Delaware law and our Bylaws.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to iPass for fiscal years ended December 31, 2008 and December 31, 2007, by KPMG LLP, our independent registered public accounting firm:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$1,190,000	$1,225,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,190,000	$1,225,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of iPass’ consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, review of the tax provision, comfort letters and consents, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

All of these services were approved by the Audit Committee prior to the services being rendered to us.

Pre-Approval Policies and Procedures

  The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By: /s/ Evan L. Kaplan	By: /s/ Frank E. Verdecanna
Evan L. Kaplan, President and Chief Executive Officer (Principal Executive Officer)	Frank E. Verdecanna, Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  April 30, 2009

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002