Form 10-Q
period 2009-05-08
IPASS INC
filed 2009-05-08
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     YES   ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2009 was 62,621,927.

iPASS INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,776	$33,077
Short-term investments	34,187	35,309
Accounts receivable, net of allowance for doubtful accounts of $654 and $927, respectively	31,670	33,756
Prepaid expenses and other current assets	7,123	7,225
Short-term deferred income tax assets	101	101
Total current assets	106,857	109,468
Property and equipment, net	7,160	7,201
Other assets	6,268	6,364
Long-term deferred tax assets	79	79
Acquired intangible assets, net	1,871	2,216
Total assets	$122,235	$125,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,077	$15,406
Accrued liabilities	11,855	12,176
Deferred revenue — short-term	5,277	5,736
Total current liabilities	32,209	33,318
Deferred revenue — long-term	1,922	1,958
Other long-term liabilities	839	255
Total liabilities	34,970	35,531
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	242,762	242,160
Accumulated other comprehensive income	95	216
Accumulated deficit	(155,653)	(152,640)
Total stockholders’ equity	87,265	89,797
Total liabilities and stockholders’ equity	$122,235	$125,328

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$44,642	$48,112
Operating expenses:
Network access	18,658	20,500
Network operations	8,292	8,674
Research and development	3,776	4,456
Sales and marketing	8,011	10,309
General and administrative	5,217	5,319
Restructuring charges	3,334	4
Amortization of intangibles	345	1,050
Total operating expenses	47,633	50,312
Operating loss	(2,991)	(2,200)
Interest income	254	704
Foreign exchange losses and other expenses	(198)	(115)
Loss before income taxes	(2,935)	(1,611)
Provision for (benefit from) income taxes	78	(238)
Net loss	$(3,013)	$(1,373)
Basic and diluted net loss per share:	$(0.05)	$(0.02)
Number of shares used in per share calculations:	61,320,464	61,615,143

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,013)	$(1,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	601	1,345
Amortization of acquired intangibles	345	1,050
Restructuring costs	2,256	—
Depreciation, amortization and accretion	1,226	1,360
Loss on disposal of property and equipment	61	—
Provision for doubtful accounts	371	53
Realized gain on investments	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	1,715	(677)
Prepaid expenses and other current assets	102	396
Other assets	96	(865)
Accounts payable	(329)	1,547
Accrued liabilities	(1,801)	(1,816)
Deferred revenues	(495)	(418)
Other liabilities	(192)	(195)
Net cash provided by operating activities	943	378
Cash flows from investing activities:
Purchases of short-term investments	(33,700)	(71,613)
Sales and maturities of short-term investments	34,722	73,438
Purchases of property and equipment	(1,267)	(2,597)
Net cash used in investing activities	(245)	(772)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	75
Cash used in repurchase of common stock	—	(3,172)
Net cash provided by (used in) in financing activities	1	(3,097)
Net increase (decrease) in cash and cash equivalents	699	(3,491)
Cash and cash equivalents at beginning of period	33,077	70,907
Cash and cash equivalents at end of period	$33,776	$67,416
Supplemental disclosures of cash flow information:
Cash paid for taxes	$211	$221

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying financial data has been prepared by iPass Inc. (the “Company” or “iPass”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These Condensed Consolidated Financial Statements are to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2. Financial Instruments and Fair Value

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157 on January 1, 2008 for measuring the fair value of its financial assets and liabilities and on January 1, 2009 for all nonfinancial assets and nonfinancial liabilities. SFAS 157, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the use of observable market data, when available, and the minimization of the use of unobservable inputs when determining fair value.

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

The fair value of these financial assets and nonfinancial liabilities were determined using the following inputs at March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds (1)	$9,974	$9,974	$—	$—
Fixed income available-for-sale securities (2)	45,380	$—	$45,380	$—
Total financial assets:	$55,354	$9,974	$45,380	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with exit plan (3)	$—	$—	$—	$1,536
Total nonfinancial liabilities	$—	$—	$—	$1,536

(1) Included in cash and cash equivalents on the Company’s consolidated balance sheet.

(2) Fixed income available-for-sale securities include commercial paper (92% of total), bonds of government agencies (3% of total), commercial paper guaranteed by a government program (3% of total) and corporate securities (2% of total). Approximately $11.1 million of our fixed income available-for-sale securities are included in cash equivalents. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

(3) Lease liabilities were recorded at fair value and are included in other liabilities in the Company’s consolidated balance sheet.  The lease liability was recorded in accordance with SFAS 146 in connection with the current period exit plan (see further discussion of the current period exit plan below in note 4).  Management made assumptions in determining the fair value of the lease liability.  Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income through the end of the lease term.  However, the assumption about when the Company will be able to sublease its facility is considered to be a significant unobservable input.  Management considered 6 months to be a reasonable period of time to sublease its facility based on current market trends.

Note 3. Acquired Intangibles

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,025)	$350
Patent/Core technology	4-8 yrs	2,800	(2,324)	476
Maintenance agreements and certain relationships	5 yrs	400	(295)	105
Customer relationships	4-7 yrs	4,800	(3,860)	940
		$13,375	$(11,504)	$1,871

	December 31, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,000)	$375
Patent/Core technology	4-8 yrs	2,800	(2,290)	510
Maintenance agreements and certain relationships	5 yrs	400	(278)	122
Customer relationships	4-7 yrs	4,800	(3,591)	1,209
		$13,375	$(11,159)	$2,216

Amortization of acquired intangibles was $345,000 and $1.1 million for each of the three months ended March 31, 2009 and 2008, respectively.

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2009	$1,035
2010	428
2011	239
2012	169
$1,871

Note 4. Accrued Restructuring

For the three months ended March 31, 2009, the Company recorded a restructuring charge of approximately $3.3 million related to a workforce reduction of 68 employees across all functional areas and the abandonment of certain facilities, for which the lease terms extend through April 30, 2015.  The severance costs were recorded pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43 and the excess facility costs were recorded pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  SFAS No. 146 requires that liabilities be recorded at fair value; the difference between the fair value of the liability on its’ initial measurement date and the total cash liability is accreted ratably over the expected term.  Total amount of accretion to be recognized through April 30, 2015 is $183,000.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations. As of March 31, 2009, the Company finalized 64 of the aforementioned terminations and had fully vacated the abandoned facilities.  The remaining severance payments are expected to be paid during the quarter ended June 30, 2009.

The following is a summary of restructuring activities for the quarter ended March 31, 2009 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2008	$1,054	$—	$1,054
Restructuring charges	2,011	1,283	3,294
Payments	(262)	(1,038)	(1,300)
Net book value accretion	40	—	40
Balance as of March 31, 2009	$2,843	$245	$3,088

As of March 31, 2009, the Company has classified approximately $2.2 million of the restructuring liability in accrued liabilities and remaining $839,000 in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Note 5. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases, including payments on leases accounted for under our restructuring plan, as of March 31, 2009 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
Remaining 2009	$5,240	$(493)	$4,747
2010	4,472	(222)	4,250
2011	3,309	—	3,309
2012	2,552	—	2,552
2013	2,316	—	2,316
2014 and thereafter	3,775	—	3,775
	$21,664	$(715)	$20,949

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2011.  Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
Remaining 2009	$11,098
2010	10,124
2011	2,550
$23,772

At March 31, 2009, the Company had no material commitments for capital expenditures.

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

On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company's pro rata share of the settlement fund will be fully funded by insurance.  No loss has been accrued as a loss is not probable or estimable as of March 31, 2009.

Note 6. Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.  This item has been excluded from net loss and is reflected instead in stockholders’ equity.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(3,013)	$(1,373)
Changes in unrealized holding gains (losses) on available-for- sale securities, net of related tax effects	(121)	(10)
Total comprehensive loss	$(3,134)	$(1,383)

Note 7. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(3,013)	$(1,373)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	61,320,464	61,615,143
Effect of dilutive securities:
Stock options	—	—
Restricted stock awards	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	61,320,464	61,615,143
Basic net loss per common share	$(0.05)	$(0.02)
Diluted net loss per common share	$(0.05)	$(0.02)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	6,450,899	7,346,313
Restricted stock awards	1,304,182	1,502,480
Total	7,755,081	8,848,793

Note 8. Segment Information

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

Revenues generated in the United States accounted for approximately 60% and 63% of total revenues for the three months ended March 31, 2009 and 2008, respectively.  International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 40% and 37% of total revenues for the three months ended March 31, 2009 and 2008, respectively.  Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions.  Revenues in the EMEA region represented 29% and 27% of total revenues for the three months ended March 31, 2009 and 2008, respectively.  Revenues in the Asia Pacific region represented 6% and 7% of total revenues for the three months ended March 31, 2009 and 2008.

Other than the United States, only the United Kingdom represented more than 10% of total revenue, accounting for 10% and 11% of total revenue for the three months ended March 31, 2009 and 2008, respectively.

Note 9. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard’s Board (“FASB”) issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  Given the nature of our investments, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS 107-1 and APB 28-1 only requires additional disclosures; therefore, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Overview of the three months ended March 31, 2009

Our overall revenues decreased for the three months ended March 31, 2009 as compared to the same period in 2008.  The continued global economic downturn, which has led to significant corporate layoffs and a sharp drop-off in business travel within our enterprise customer base, has adversely impacted our business resulting in an overall revenue decline of approximately 7% from the same quarter in 2008.

For the three months ended March 31, 2009, dial-up revenue decreased 47% to $6.1 million as compared to $11.5 million for the same period in 2008.  This decrease was offset in part by a $2.6 million increase in revenues generated from usage of our broadband service. Going forward, we will continue to focus on delivering innovative services and solutions for our customers, increasing the number of end users of our services, as well as continue to increase fee revenues from fee based services. In the remainder of 2009, we expect to see continued growth in new customers.  However, our success could be limited by several factors, including the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Risk Factors.”

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

We have incurred expenses to expand our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 60% and 50% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

We provide customers with deployment services and technical support throughout the term of the contract.  For customers on usage based pricing plans we typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.  For customers on flat rate pricing we charge for these services as part of our monthly per user fee.  We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements.  Revenues generated from services and licensing fees represented approximately 27% and 26% of our revenues for the three months ended March 31, 2009 and 2008, respectively.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Total revenue	$44,642	$48,112	$(3,470)	(7.2%)

Total revenue decreased approximately 7% in the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to the continued global economic downturn resulting in corporate layoffs and restricted business travel in our enterprise customer base which has adversely impacted our business.

A breakdown of revenue by type is as follows:

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Broadband	$26,719	$24,074	$2,645	11.0%
As a percentage of revenue	59.8%	50.0%
Dial up	$6,054	$11,511	$(5457)	(47.4%)
As a percentage of revenue	13.6%	23.9%
Services fees and other	$11,869	$12,527	$(658)	(5.3)%
As a percentage of revenue	26%	26%

	Three Months Ended
	March 31,		Change
	2009	2008	Count	%
Non-Financial Metrics
3G subscription count	29,000	15,000	14,000	93.3%
Broadband user count	287,000	295,000	(8,000)	(2.7%)
Dial user count	127,000	156,000	(29,000)	(18.6%)

While we anticipate broadband revenues will continue to increase in absolute dollars and as a percentage of total revenues, the current global economic downturn may adversely impact this growth as a result of corporate layoffs and restrictions on business travel in our enterprise customer base.

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as a percentage of total revenue as the use of dial-up as a means of enterprise connectivity continues to decline.

Additional non-financial metrics include 3G subscription count and 3G mobile data revenue, which measure our success in driving increased penetration into our customer base and leading both the enterprise market and our customers to 3G technology, and broadband and dial user counts.  3G subscription counts and 3G mobile data revenues were up from the same quarter a year ago by 93% and 54%, respectively.  We believe the increase is due to ramping of the early adoption of this newer technology resulting from our early market penetration.  The broadband user counts as compared with the same quarter a year ago were adversely impacted by the current global economic downturn resulting in corporate layoffs and restrictions on business travel in our enterprise customer base.  Dial user counts decreased from the same quarter a year ago as the use of dial-up as a means of enterprise connectivity continues to decline.

International revenues accounted for approximately 40% and 37% of total revenues for each of the three months ended March 31, 2009 and 2008, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 29% and 27% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Revenues in the Asia Pacific region represented 6% and 7% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% and 11% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2009 and 2008.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or otherwise time-based, that we pay to our network service providers and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Network access expenses	$18,658	$20,500	$(1,842)	(9.0%)
As a percent of revenue	41.8%	42.6%

The decrease in network access expenses in the three months ended March 31, 2009 as compared to the same period in 2008, was primarily due to the decline in the usage of our services, which resulted in the 7% decline in revenues, in the three months ended March 31, 2009.  We expect our network access expenses to increase in absolute dollars and remain relative constant as a percentage of revenues to the extent revenues change.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, outside consultants, transaction center fees, depreciation of our network equipment, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Network operations expenses	$8,292	$8,674	$(382)	(4.4%)
As a percent of revenue	18.6%	18.0%

The decrease in network operations expenses for the three months ended March 31, 2009 from the same period of 2008 in absolute dollars was primarily due to savings from the restructuring activities carried out in the first quarter of 2009.  The headcount reductions included as part of the restructuring resulted in a $350,000 decrease in compensation and benefits expenses.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our network operations expenses will decrease slightly in absolute dollars for the second quarter of 2009 as a result of the full quarter benefit from our restructuring activities in the first quarter of 2009.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development expenses	$3,776	$4,456	$(680)	(15.3)%
As a percent of revenue	8.5%	9.3%

The decrease in research and development expenses for the three months ended March 31, 2009 as compared to the same period of 2008 was primarily due to $376,000 lower compensation and related expenses as a result of the restructuring activities and lower stock compensation expense in the first quarter of 2009.  Additional savings of $98,000 was due to the consolidation of facilities in our India subsidiary.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our research and development expenses will remain relatively constant for the remainder of the year.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs and are as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$8,011	$10,309	$(2,298)	(22.3)%
As a percent of revenue	17.9%	21.4%

The decrease in sales and marketing expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due primarily to approximately $1.9 million decrease in commission, compensation and benefits expenses resulting from sales personnel terminated as part of our first quarter 2009 restructuring activities.  The decreased sales personnel also resulted in an additional $351,000 reduction in travel related expenses.  The remaining portion of the decrease was due to individually insignificant items.  We expect that our sales and marketing expenses will remain relatively constant in absolute dollars for the second quarter of 2009.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs and are as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative expenses	$5,217	$5,319	$(102)	(1.9%)
As a percent of revenue	11.7%	11.1%

General and administrative expenses for the three months ended March 31, 2009 decreased slightly as compared to the three months ended March 31, 2008.  There were no fluctuations, offsetting or otherwise, of any significance to note.  We expect that our general and administrative expenses will remain relatively constant in absolute dollars for the second quarter of 2009.

Restructuring Charges

For the three months ended March 31, 2009, we recorded a restructuring charge of approximately $3.3 million related to a workforce reduction of 68 employees across all functional areas and the abandonment of certain facilities, in order to adjust our cost structure to current operating conditions.  The lease terms are extend through April 30, 2015 and are reported net of expected sublease income.  The liabilities for abandoned facilities are recorded at fair value; the difference between the fair value of the liability on its’ initial measurement date and the total cash liability is accreted ratably over the expected term.  Total amount of accretion to be recognized through April 30, 2015 is $183,000.  This accretion is reported in the restructuring expense line on the condensed consolidated statements of operations.  As of March 31, 2009, we finalized 64 of the aforementioned terminations and had fully vacated the abandoned facilities.  The remaining severance payments are expected to be paid during the quarter ended June 30, 2009.

The following is a summary of restructuring activities for the quarter ended March 31, 2009 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2008	$1,054	$—	$1,054
Restructuring charges	2,011	1,283	3,294
Payments	(262)	(1,038)	(1,300)
Net book value accretion	40	—	40
Balance as of March 31, 2009	$2,843	$245	$3,088

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $345,000 and $1.1 million for each of the three months ended March 31, 2009 and 2008, respectively.  The decrease is the result of a lower cost basis due to an impairment charge recorded during the fourth quarter of 2008 of $3.4 million.

Non-Operating Expenses

Interest Income

Interest income includes primarily interest income on cash, cash equivalents, and short-term investment balances.  Interest income was $254,000 and $704,000 for the three months ended March 31, 2009 and 2008, respectively.  Interest income declined primarily due to decrease in the rate of return on our investments.

Foreign exchange losses and other expenses

Foreign exchange losses and other expenses include primarily losses on foreign currency transactions.  Conversion of foreign currencies resulted in losses of $198,000 and $115,000 for the three months ended March 31, 2009 and 2008, respectively.  The increased loss on foreign currency exchange is primarily due to the strengthening of the US dollar against Euros and British Pounds in 2008.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $78,000 for the three months ended March 31, 2009 as compared to a benefit from income taxes of $238,000 for the three months ended March 31, 2008.  The provision for income taxes recorded in the three months ended March 31, 2009 primarily relates to foreign taxes on expected profits in the foreign jurisdictions.  The $238,000 benefit recorded in the three months ended March 31, 2008 primarily related to the release of foreign tax reserves from prior periods, net of foreign and state minimum taxes on operations. The effective tax rate was 2.7% and (15%) for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Sources of Cash

We have historically relied on cash flow from operations for our liquidity needs.  Key sources of cash are provided by operations, existing cash, cash equivalents and short-term investments.  As of March 31, 2009, we had cash and cash equivalents of $33.8 million and short-term investments of $34.2 million totaling approximately $68.0 million, as compared to approximately $68.4 million as of December 31, 2008 which was comprised of cash and cash of $33.1 million and short-term investments of $35.3 million.  We use a professional investment management firm to manage a large portion of our invested cash.  The external firm managed approximately 81% of our total cash equivalents and short term investment balances as of March 31, 2009.  The portfolio is invested primarily in money market funds, commercial paper, commercial paper guaranteed under a government program and government securities for working capital purposes.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and accounts receivable collections.  While our existing cash, cash equivalents and investment balances may decline in future periods of 2009 as a result of a further weakening of the economy or changes in our planned cash outlay, we believe that, based on our current business plan and revenue prospects, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Uses of Cash

Our principal use of cash is for payroll related expenses, general operating expenses including marketing, travel and office rent and network access costs.  In addition, in the first quarter of 2009, we finalized the termination of employment of 64 employees and paid approximately $1.0 million of severance payments as a result of our restructuring activities.  See Note 6, Accrued Restructuring, of our Notes to Consolidated Financial Statements for further information regarding this restructuring.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $943,000 compared to $378,000 for the three months ended March 31, 2008.  The increase in cash provided by operating activities for the three months ended March 31,2009, relate, primarily, to a net loss of $3.0 million adjusted for non-cash charges of $4.9 million including; $601,000 in stock based compensation charges which declined as a result of implementing the restructuring plan during the quarter, $345,000 for the amortization of acquired intangibles which declined due to impairment of goodwill and acquired intangible assets during the fourth quarter of 2008, $1.2 million in depreciation and amortization which declined as a result of the disposal of certain assets as well as the impact of the goodwill and long-lived asset impairment, $2.3 million in restructuring charges that were not settled in cash during the quarter and $371,000 in provision for doubtful accounts which is directly related to the reserves for and write-offs of accounts identified as uncollectable.  In addition to the non-cash charges listed above, the company benefited from $1.7 million decrease in accounts receivable resulting from increased cash collections related to implementing and enforcing a more aggressive collection policy.  These increases were offset by decreases in accounts payable, accrued liabilities, deferred revenues and other liabilities.

Other cash flow changes in gain/loss on disposal of property and equipment, prepaid expenses and other current assets and other asset balances were due to disposal of property and timing of payments versus recognition of assets or liabilities. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, usage of our services, accounts receivable collections, inventory management, excess tax benefits from stock-based compensation, and the timing and amount of tax and other payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $245,000 compared to $772,000 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, net cash used in investing activities related to net maturities of short-term investments of $1.0 million and $1.3 million for the purchases of property and equipment.  For the three months ended March 31, 2008, net cash provided by investing activities related to maturities of short-term investments net of purchases in the amount of $1.8 million, as well as $2.6 million for the purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 consisted of only stock option exercises totaling less than $2,000.  Net cash used in financing activities for the three months ended March 31, 2008 was $3.1 million primarily due to the repurchases of our common stock.

Commitments

At March 31, 2009, we had no material commitments for capital expenditures.

We have signed contracts with certain network service and mobile data providers under which we have minimum purchase commitments that expire on various dates through June 2011.  We have contracted with multiple network service providers to provide alternative access points in a given geographic area. In those geographic areas where we provide access through multiple providers, we are able to direct users to the network of particular service providers.  Our ability to fulfill our purchase minimum commitment is subject to current economic environment among other factors.

In the first quarter of 2009, we paid $92,000 related to minimum purchase commitment shortfalls with a supplier.  We accrued an additional $80,000 for a minimum purchase commitment with an international mobile broadband supplier.  Future minimum purchase commitments under our minimum commitment agreements as of March 31, 2009 are as follows (in thousands):

Year ending December 31:
Remaining 2009	$11,098
2010	10,124
2011	2,550
$23,772

We lease our facilities under operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of March 31, 2009 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
Remaining 2009	$5,240	$(493)	$4,747
2010	4,472	(222)	4,250
2011	3,309	—	3,309
2012	2,552	—	2,552
2013	2,316		2,316
2014 and thereafter	3,775	—	3,775
	$21,664	$(715)	$20,949

There was no material change in our contractual obligations since December 31, 2008.

We identified unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). The balance of unrecognized tax benefits at March 31, 2009 is $2.4 million and at December 31, 2008 was $2.5 million.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 40% of our revenues for the first three months of 2009, of which approximately 29% and 6% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions.  Revenues from customers domiciled outside of the United States were 39% of our revenues in 2008, of which approximately 28% and 8% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

Events or Conditions That Result in the Decrease in Travel Could Adversely Affect Our Business

If events or conditions occur that cause users of our services to decrease the amount that they travel, this could result in a substantial decrease in the demand for Internet-based communications, including our services.  For example, the current outbreak of the “swine flu” has caused certain governments and agencies to recommend that travel be restricted to that which is necessary, which could decrease the use of our services.  In addition, if any further terrorist events were to occur such as those that occurred on September 11, 2001, even on a smaller scale, this too could result in reductions of business-related travel and the use of our services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Although we currently bill substantially all our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay the majority of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies.  Foreign currency fluctuations are discussed in Foreign exchange losses and other income (expense) under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Sensitivity

As of March 31, 2009, we had cash, cash equivalents, and short-term investments totaling $68.0 million, as compared to $68.4 million as of December 31, 2008.  Our investment portfolio consists of cash, commercial paper, commercial paper guaranteed by a government program and government securities, generally due within one to two years. All of our instruments are classified as available for sale. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

The following compares the principal amounts of short-term investments by expected maturity as of March 31, 2009 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,		As of March 31, 2009
	2009	2010	Total Cost Value	Total Fair Value
Commercial paper	$9,200	$—	$9,207	$9,204
Commercial paper guaranteed by a government program	1,650	—	1,646	1,649
Federal agency discount notes	18,700	2,700	21,284	21,370
U.S. Government securities	2,000	—	1,958	1,965
Total	$31,550	$2,700	$34,095	$34,188

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We consider all investments to be short-term investments, which are classified in the balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. All short-term investments and cash equivalents in our portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of unrealized discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific identification method.

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

Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the IPO cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company's pro rata share of the settlement fund will be fully funded by insurance.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009, have not substantively changed, except that we added the risk factor entitled “Events or Conditions That Result in the Decrease in Travel Could Adversely Affect Our Business” due to the outbreak of the swine flu, which may have the effect of reducing travel and therefore the use of our services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 8, 2009	/s/ Frank E. Verdecanna
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate (3)
10.1	iPass 2009 Annual Executive Management Bonus Plan (4)
10.2	Joel Wachtler Separation Agreement (5)
10.3	Offer Letter with Jayendra Patel dated March 16, 2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as exhibit 3.2 to iPass’ Quarterly Report on Form 10-Q (Commission No. 000- 50327), filed August 11, 2008, and incorporated herein by reference.

(3) Filed as an exhibit to iPass’ Registration Statement on Form S-1 (No. 333-102715) and incorporated herein by reference.

(4) Incorporated by reference from the description in Item 5.02 of iPass’ Current Report on Form 8-K/A (Commission No. 000- 50327), filed April 8, 2009.

(5) Incorporated by reference from Exhibit 10.1 to iPass’ Current Report on Form 8-K (Commission No. 000- 50327), filed March 31, 2009.