Form 10-Q
period 2009-08-07
IPASS INC
filed 2009-08-07
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2009 was 62,305,319.

iPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$45,223	$33,077
Short-term investments	24,854	35,309
Accounts receivable, net of allowance for doubtful accounts of $511 and $927, respectively	30,797	33,756
Prepaid expenses and other current assets	6,744	7,225
Short-term deferred income tax assets	101	101
Total current assets	107,719	109,468
Property and equipment, net	6,283	7,201
Other assets	6,445	6,364
Long-term deferred tax assets	79	79
Intangible assets, net	1,526	2,216
Total assets	$122,052	$125,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,316	$15,406
Accrued liabilities	10,938	12,176
Deferred revenue — short-term	5,381	5,736
Total current liabilities	30,635	33,318
Deferred revenue — long-term	2,003	1,958
Other long-term liabilities	712	255
Total liabilities	33,350	35,531
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	243,269	242,160
Accumulated other comprehensive income	49	216
Accumulated deficit	(154,678)	(152,640)
Total stockholders’ equity	88,702	89,797
Total liabilities and stockholders’ equity	$122,052	$125,328

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$43,704	$48,616	$88,346	$96,728
Operating expenses:
Network access	17,982	20,941	36,640	41,441
Network operations	8,162	8,725	16,454	17,399
Research and development	3,463	3,988	7,239	8,443
Sales and marketing	7,175	10,371	15,186	20,680
General and administrative	5,649	5,805	10,866	11,124
Restructuring charges	47	26	3,381	30
Amortization of intangible assets	345	1,050	690	2,100
Total operating expenses	42,823	50,906	90,456	101,217
Operating income (loss)	881	(2,290)	(2,110)	(4,489)
Interest income	174	455	428	1,159
Foreign exchange losses and other expenses	(23)	(88)	(221)	(203)
Income (loss) before income taxes	1,032	(1,923)	(1,903)	(3,533)
Provision for (benefit from) income taxes	57	(478)	135	(715)
Net income (loss)	$975	$(1,445)	$(2,038)	$(2,818)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.03)	$(0.05)
Diluted	$0.02	$(0.02)	$(0.03)	$(0.05)
Number of shares used in per share calculations:
Basic	61,516,675	61,539,722	61,346,785	61,305,563
Diluted	61,782,771	61,539,722	61,346,785	61,305,563

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,038)	$(2,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,020	2,436
Amortization of intangible assets	690	2,100
Restructuring costs	1,505	—
Depreciation and amortization	2416	2,930
Loss on disposal of property and equipment	6	—
Provision for (recovery of ) doubtful accounts	968	(114)
Realized loss on investments	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	1,991	(1,859)
Prepaid expenses and other current assets	481	228
Other assets	(81)	(1,007)
Accounts payable	(1,090)	3,229
Accrued liabilities	(2,031)	(2,982)
Deferred revenues	(310)	(192)
Other liabilities	(255)	(396)
Net cash provided by operating activities	3,272	1,526
Cash flows from investing activities:
Purchases of short-term investments	(42,981)	(137,287)
Maturities of short-term investments	53,216	123,969
Purchases of property and equipment	(1,451)	(3,385)
Restricted cash pledged for letter of credit	—	(422)
Net cash provided by (used for) investing activities	8,784	(17,125)
Cash flows from financing activities:
Proceeds from issuance of common stock	90	494
Cash used in repurchase of common stock	—	(3,672)
Net cash provided by (used for) financing activities	90	(3,178)
Net increase (decrease) in cash and cash equivalents	12,146	(18,777)
Cash and cash equivalents at beginning of period	33,077	70,907
Cash and cash equivalents at end of period	$45,223	$52,130

Supplemental disclosures of cash flow information:
Cash paid for taxes	$128	$194

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying financial data has been prepared by iPass Inc. together with its subsidiaries (the “Company” or “iPass”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These Condensed Consolidated Financial Statements are to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The carrying amount of the Company’s financial instruments at June 30, 2009 and December 31, 2008, which includes cash and cash equivalents and accounts receivable, closely approximates fair value because of the short term maturity of those instruments.  The Company has reviewed events subsequent to the balance sheet date of June 30, 2009 through the time of filing on August 7, 2009 and determined that there were no items that would require recognition or disclosure in these consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2. Financial Instruments and Fair Value

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008 for measuring the fair value of its financial assets and liabilities and on January 1, 2009 for all nonfinancial assets and nonfinancial liabilities. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets for identical assets and liabilities (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). This hierarchy requires the use of observable market data, when available, and the minimization of the use of unobservable inputs when determining fair value.

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

The fair value of these financial assets and nonfinancial liabilities were determined using the following inputs at June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Financial assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$30,595	$30,595	$—	$—
Fixed income available-for-sale securities (2)	$24,903	$—	$24,903	$—
Total financial assets	$55,498	$30,595	$24,903	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan (3)	$—	$—	$—	$1,186
Total nonfinancial liabilities	$—	$—	$—	$1,186

(1) Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2) Fixed income available-for-sale securities include commercial paper (96% of total) and corporate securities (4% of total).
(3) Lease liabilities were recorded at fair value and are included in other liabilities in the Company’s consolidated balance sheet.  The lease liability was recorded in connection with the lease abandonment plan implemented in the first quarter of 2009 (see Note 4 for further discussion of the restructuring plan).  Management made assumptions in determining the fair value of the lease liability.  Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income through the end of the lease term.  However, the assumption about when the Company will be able to sublease its facility is considered to be a significant unobservable input.  Management considered 6 months to be a reasonable period of time to sublease its facility based on current market trends.

Note 3. Intangible Assets

The following tables set forth the carrying amount of intangible assets that will continue to be amortized (in thousands):

	June 30, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology	4-8 yrs	$5,375	$(5,051)	$324
Patent/Core technology	4-8 yrs	2,800	(2,359)	441
Maintenance agreements and certain relationships	5 yrs	400	(311)	89
Customer relationships	4-7 yrs	4,800	(4,128)	672
		$13,375	$(11,849)	$1,526

	December 31, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology	4-8 yrs	$5,375	$(5,000)	$375
Patent/Core technology	4-8 yrs	2,800	(2,290)	510
Maintenance agreements and certain relationships	5 yrs	400	(278)	122
Customer relationships	4-7 yrs	4,800	(3,591)	1,209
		$13,375	$(11,159)	$2,216

Amortization of intangible assets was approximately $345,000 and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $690,000 and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2009	$690
2010	428
2011	239
2012	169
$1,526

Note 4. Accrued Restructuring

In the first quarter of 2009, the Company recorded a restructuring charge of approximately $3.3 million related to a workforce reduction of 68 employees across all functional areas and the abandonment of certain facilities, for which the lease terms extend through April 30, 2015.  As of June 30, 2009, the Company finalized 66 of the aforementioned terminations and had fully vacated the abandoned facilities.  The remaining severance payments are expected to be paid during the quarter ended September 30, 2009.  The severance costs were recorded pursuant to SFAS 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43, and the excess facility costs were recorded pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 requires that liabilities be recorded at fair value; the difference between the fair value of the liability on its initial measurement date and the total cash liability is accreted ratably over the expected term.  This accretion cost is included as a restructuring charge in the condensed consolidated statements of operations.  Total accretion related to the first quarter 2009 restrcuturing that will be recognized through April 30, 2015 is $183,000.  In addition, the Company expects to recognize total accretion of $438,000 through April 2010 with a remaining balance of $175,000 as of June 30, 2009 related to facilities abandoned in the 2006 restructuring plan.

The following is a summary of restructuring activities for the three and six months ended June 30, 2009 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of March 31, 2009	$2,843	$245	$3,088
Restructuring charges	2	—	2
Payments	(772)	(205)	(977)
Net book value accretion	45	—	45
Balance as of June 30, 2009	$2,118	40	2,158

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2008	$1,054	$—	$1,054
Restructuring charges	2,013	1,283	3,296
Payments	(1,034)	(1,243)	(2,277)
Net book value accretion	85	—	85
Balance as of June 30, 2009	$2,118	$40	$2,158

As of June 30, 2009, approximately $1.4 million of the restructuring liability is included in accrued liabilities and remaining $712,000 is included in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases, net of any expected sublease income.

Note 5. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of June 30, 2009 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
Remaining 2009	$3,463	$(403)	$3,060
2010	4,472	(513)	3,959
2011	3,309	(291)	3,018
2012	2,552	(291)	2,261
2013	2,316	(291)	2,025
2014 and thereafter	3,775	(388)	3,387
	$19,887	$(2,177)	$17,710

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2011.  Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
Remaining 2009	$6,366
2010	9,986
2011	2,550
$18,902

At June 30, 2009, the Company had no material commitments for capital expenditures.

Legal Proceedings

GoRemote – IPO Lawsuits Litigation

In 2001, GoRemote Internet Communications, Inc. (formerly known as GRIC Communications, Inc., hereinafter, "GoRemote") and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now consolidated as In re GRIC Communications, Inc. Initial Public Offering Securities Litigation, Case No. 6771, alleging violation of certain federal securities laws.  The plaintiffs seek unspecified monetary damages and other relief.  Similar complaints were filed in the same court against hundreds of other public companies that conducted IPOs of their common stock in the late 1990s and 2000 (the "IPO Lawsuits"). In February 2005, the court certified the GoRemote lawsuit and IPO Lawsuits as a class action for settlement purposes.

On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof.  On June 9, 2009 the court issued a preliminary order approving the settlement agreement. A hearing is currently set for September 10, 2009 for final approval of the settlement.  If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company's pro rata share of the settlement fund will be fully funded by insurance.  Accordingly, no loss has been accrued as of June 30, 2009.

Note 6. Comprehensive Income (Loss)

Comprehensive loss includes unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.  This item has been excluded from net loss and is reflected instead in stockholders’ equity.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (loss)	$975	$(1,445)	$(2,038)	$(2,818)
Changes in unrealized gains (losses) on available-for- sale securities, net of related tax effects	(46)	(19)	(167)	(29)
Total comprehensive Income (loss)	$929	$(1, 464)	$(2,205)	$(2,847)

Note 7. Net Income (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed by dividing net loss by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options and awards using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$975	$(1,445)	$(2,038)	$(2,818)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	61,516,675	61,539,722	61,346,785	61,305,563
Effect of dilutive securities:
Options to purchase common stock	156,103	—	—	—
Restricted stock awards	109,993	—	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	61,782,771	61,539,722	61,346,785	61,305,563
Basic net loss per common share	$0.02	$(0.02)	$(0.03)	$(0.05)
Diluted net loss per common share	$0.02	$(0.02)	$(0.03)	$(0.05)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	5,886,009	6,983,945	8,514,893	6,983,945
Restricted stock awards	570,483	1,506,916	903,902	1,506,916
Total	6,456,492	8,490,861	9,418,795	8,490,861

Note 8. Stock Repurchase Program

In February 2008, the Company’s Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through privately negotiated transactions. The timing and amount of any repurchases will depend upon market conditions and other corporate considerations.

Through December 31, 2008, the Company repurchased and retired a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million, leaving approximately $26.3 million that may be used for future repurchases.  There was no stock repurchase activity during the first and second quarters of 2009.

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

Revenues generated in the United States accounted for approximately 62% of total revenues for both of the three months ended June 30, 2009 and 2008, and 61% and 62% of total revenues for the six months ended June 30, 2009 and 2008, respectively.  International revenue is determined by the location of the customer’s headquarters.  International revenue accounted for approximately 38% of total revenues for both of the three months ended June 30, 2009 and 2008, and 39% and 38% for the six months ended June 30, 2009 and 2008, respectively.  Revenues in the EMEA region represented 29% and 28% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and 29% and 27% for the six months ended June 30, 2009 and 2008, respectively.  Revenues in the Asia Pacific region represented 6% and 8% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and 6% and 7% for the six months ended June 30, 2009 and 2008, respectively.

No individual customer represented 10% or more of total revenues for the three or six months ended June 30, 2009 or 2008. The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% of total revenues for both of the three months ended June 30, 2009 and 2008, respectively, and 10% of total revenues for both of the six months ended June 30, 2009 and 2008, respectively.

Note 10. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt the codification in the third quarter ended September 30, 2009 consolidated financial statements and related disclosures.  The adoption of the codification will not change any rules and is expected to have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 are effective for interim and annual reporting periods ending after June 15, 2009.  Since SFAS No. 165 requires only additional disclosures, which is included in Note 1. Basis of Presentation; therefore, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP 115-2/124-2 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  Given the nature of investments held, the adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009.  FSP 107-1 only requires additional disclosures, which is included in Note 1. Basis of Presentation; therefore, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about our operations, financial condition, results of operations, liquidity, the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words, and similar expressions are intended to identify these forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions based upon assumptions made that we believed to be reasonable at the time, and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors Affecting Operating Results” and elsewhere in this quarterly report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements.

Company Overview

We are a leading provider of simple, secure and manageable enterprise mobility services, maximizing the productivity of workers as they move between office, home and remote locations.  Our solutions simplify mobility by combining ubiquitous 3G mobile broadband, Wi-Fi hotspot, hotel Ethernet and dial-up access with comprehensive management control over connectivity, devices and costs.  Our solutions serve mobile workers, tele-workers, branch offices and retail locations.  They are based on the world’s largest global virtual network, an internet-based management platform, and the iPassConnect™ mobility manager software for laptops and handheld devices.  Our connectivity services utilize the iPass global virtual network, a unified network of over 550 dial-up, wireless, and broadband providers in over 160 countries.

Overview of the three and six months ended June 30, 2009

Our overall revenue decreased for the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to the continued erosion of dial-up revenue as users move to faster connection technologies.  In addition, the continued global economic downturn, which has led to significant corporate layoffs and a sharp drop-off in business travel within our enterprise customer base, has adversely impacted our business resulting in an overall revenue decline of approximately 10% and 9%, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008.

For the three and six months ended June 30, 2009, dial-up revenue decreased 51% and 50% to $4.6 million and $10.4 million, respectively, as compared to $9.4 million and $20.9 million for the same periods in 2008, respectively.  The decreases were offset, in part, by a $1.4 million and $3.9 million increase in revenues generated from usage of our broadband service for the three and six months ended June 30, 2009, respectively, compared to 2008.  Going forward, we will continue to focus on delivering innovative services and solutions for our customers and increasing the number of end users of our services.  We will also look at ways to increase fee revenues from fee based services.  During the remainder of 2009, we expect to continue moderate growth in new customers.  However, our success could be limited by several factors, including global economic conditions, the timely release of new products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Risk Factors Affecting Operating Results.”

International revenues accounted for approximately 38% of total revenues for both of the three months ended June 30, 2009 and 2008 and 39% and 38% of total revenues for the six months ended June 30, 2009 and 2008, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 29% and 28% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and 29% and 27% of our revenues for the six months ended June 30, 2009 and 2008, respectively.  Revenues in the Asia Pacific region represented 6% and 8% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and 6% and 7% of total revenues for the six months ended June 30, 2009 and 2008, respectively.  The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 10% of total revenues for the three and six months ended June 30, 2009 and 2008. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the three or six months ended June 30, 2009 and 2008.

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill approximately 50% of our customers based on a fixed charge per user per month. We bill the remaining customers on a time basis for usage based on negotiated rates.  Substantially all enterprise customers commit to a one to three year contract term.  Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for minimum commitments when actual usage is less than their monthly minimum commitment amount. The difference between the minimum commitment and actual usage is recognized as fee revenue based on our estimate of cash that will ultimately be collected related to the minimum commitment.

We have invested in the expansion of our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 63% and 54% of our total revenues for the three months ended June 30, 2009 and 2008, respectively, and 61% and 52% for the six months ended June 30, 2009 and 2008, respectively.

We provide customers with deployment services and technical support throughout the term of the contract.  For customers on usage based pricing plans we typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.  For customers on flat rate pricing, these charges are included as part of our monthly per user fee.  We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements.  Revenues generated from services and licensing fees represented approximately 26% and 27% of total revenues for three months ended June 30, 2009 and 2008, respectively and 27% and 26% for the six months ended June 30, 2009 and 2008, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, impairment of short-term investments, impairment of goodwill and intangible assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis of making judgments about the carrying values of assets and liabilities.

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Total Revenue	$43,704	$48,616	$88,346	$96,728
Change	$(4,912)		$(8,382)
Percentage change	(10.1%)		(8.7%)

Total revenue decreased in the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to the continued erosion of dial-up revenue as users move to faster connection technologies.  The decrease is also due to the continued global economic downturn resulting in corporate layoffs and restricted business travel in our enterprise customer base which has adversely impacted our business.

A breakdown of revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Broadband	$27,617	$26,234	$54,169	$50,307
Percentage of total revenue	63.2%	54.0%	61.3%	52.0%
Change	$1,383		$3,862
Percentage change	5.3%		7.7%

Dial-Up	$4,630	$9,429	$10,446	$20,941
Percentage of total revenue	10.6%	19.4%	11.8%	21.6%
Change	$(4,799)		$(10,495)
Percentage change	(50.9%)		(50.1%)

Services fees and other	$11,457	$12,953	$23,731	$25,480
Percentage of total revenue	26.2%	26.6%	26.9%	26.3%
Change	$(1,496)		$(1,749)
Percentage change	(11.5%)		(6.9%)

We anticipate broadband revenues will remain relatively constant due to the current global economic downturn and associated corporate layoffs and restrictions on business travel in our enterprise customer base.

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as the use of dial-up as a means of enterprise connectivity continues to decline.

Non-Financial Metrics	As of
	June 30,		Change
	2009	2008	Count	%
3G subscription count	31,000	18,000	13,000	72.2%
Broadband user (excluding 3G user) count	293,000	323,000	(30,000)	(9.3%)
Dial user count	110,000	214,000	(104,000)	(48.6%)

We provide these additional non-financial metrics, 3G subscription, broadband user (excluding 3G user) and dial user counts, so that stockholders can understand the type of users that are using our mobility services. In addition, these non-financial metrics can be used to assess how successful we are in driving increased penetration into our customer base and leading both the enterprise market and our customers to 3G technology.  3G subscription counts were up from the same quarter a year ago by 72%.  We believe the increase is due to ramping of the early adoption of this newer technology resulting from our early market penetration.  The broadband user counts, which exclude 3G users, as compared with the same quarter a year ago were adversely impacted by the current global economic downturn resulting in corporate layoffs and restrictions on business travel in our enterprise customer base.  Dial user counts decreased from the same quarter a year ago as the use of dial-up as a means of enterprise connectivity continues to decline.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or otherwise time-based, that we pay to our network service providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Network access expenses	$17,982	$20,941	$36,640	$41,441
Percentage of total revenue	41.1%	43.1%	41.5%	42.8%
Change	$(2,959)		$(4,801)
Percentage change	(14.1%)		(11.6%)

The decrease in network access expenses in the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to the 10% and 9% decline in our revenues in the three and six months ended June 30, 2009, respectively.  We also renegotiated pricing with one of our mobile data providers which also contributed to the decrease in network access costs.

We expect network access expenses to remain relatively constant as a percentage of revenues in the third quarter of 2009.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, as well as outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Network operations expenses	$8,162	$8,725	$16,454	$17,399
Percentage of total revenue	18.7%	17.9%	18.6%	18.0%
Change	$(563)		$(945)
Percentage change	(6.5%)		(5.4%)

Network operations expenses decreased for both the three and six months ended June 30, 2009 as compared to the same periods ended June 30, 2008.  The decreases were primarily due to a reduction of $608,000 and $1.1 million in compensation, benefits and travel related expense for the three and six month periods ended June 30, 2009, respectively, resulting from headcount reductions that were included in the restructuring activities in the first quarter of 2009.  The remaining portion is offset by the increase of individually insignificant items.

We expect that our network operations expenses will remain relatively constant in absolute dollars in the third quarter of 2009.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Research and development expenses	$3,463	$3,988	$7,239	$8,443
Percentage of total revenue	7.9%	8.2%	8.2%	8.7%
Change	$(525)		$(1,204)
Percentage change	(13.2%)		(14.3%)

The decrease in research and development expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily due to the savings from the restructuring activities carried out in the first quarter of 2009 which resulted in a $346,000 reduction in compensation, benefits, and travel related expense due to decreased headcount.  The remaining portion of the decrease was due to additional savings of $102,000 due to the consolidation of office facilities in our India subsidiary.

The decrease in research and development expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 resulted primarily from a $661,000 lower compensation, benefits and travel related expense due to the headcount reductions and $199,000 lower rent expense due to the consolidation of facilities in our India subsidiary.

We expect that our research and development expenses will remain relatively constant in absolute dollars in the third quarter of 2009.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Sales and marketing expenses	$7,175	$10,371	$15,186	$20,680
Percentage of total revenue	16.4%	21.3%	17.2%	21.4%
Change	$(3,196)		$(5,494)
Percentage change	(30.8%)		(26,6%)

The decrease in sales and marketing expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due primarily to an approximately $1.7 million decrease in compensation, travel and benefits expenses due to decreased sales personnel largely due to restructuring activities in the first quarter 2009 and lower commissions of approximately $690,000 due to lower revenues.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by $511,000.  An additional decrease of $127,000 was largely due to credits for the true-up of the estimated forfeiture rate to the number of shares that were forfeited prior to contractual vest date.  The remaining portion of the decrease was due to individually insignificant items.

The decrease in sales and marketing expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due primarily to a decrease of approximately $3.5 million in compensation, travel and benefits expenses due to decreased sales personnel resulting from the 2009 restructuring activities and lower commission of approximately $1.3 million due to lower revenues.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $321,000.  An additional decrease of $334,000 was largely due to credits for the true-up of the estimated forfeiture rate to the number of shares that were forfeited prior to contractual vest date.  The remaining portion of the decrease was due to individually insignificant items.

We expect that sales and marketing expenses will remain relatively constant in absolute dollars in the third quarter of 2009.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
General and administrative expenses	$5,649	$5,805	$10,866	$11,124
Percentage of total revenue	12.9%	11.9%	12.3%	11.5%
Change	$(156)		$(258)
Percentage change	(2.7%)		(2.3%)

General and administrative expenses decreased slightly for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily resulting from a $680,000 reduction in stock compensation expense largely due to credits for the true-up of the estimated forfeiture rate to the number of shares that were forfeited prior to contractual vest date.  The restructuring activities in the first quarter of 2009 contributed additional savings of $576,000 in compensation and benefits expenses and $327,000 in rent expense.  The decrease is offset, in part, by an increase in bad debt expense of approximately $659,000 and an increase of $554,000 in professional fees, primarily related to a proxy contest in connection with our annual stockholders meeting, the settlement of which occurred on June 2, 2009.

General and administrative expenses decreased slightly for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The decrease was driven primarily by a reduction of $1.1 million in compensation and benefits expenses and lower stock compensation expense of $1.0 million primarily driven by a true-up of the estimated forfeiture rate to the number of shares that were forfeited prior to contractual vest date.  The decrease is offset in part by an increase in bad debt expense of approximately $1.1 million and an increase of $620,000 in professional fees, primarily related to a proxy contest in connection with our annual stockholders meeting, the settlement of which occurred on June 2, 2009.

We expect that our general and administrative expenses will remain relatively constant in absolute dollars in the third quarter of 2009.

Restructuring Charges

In the first quarter of 2009, the Company recorded a restructuring charge of approximately $3.3 million related to a workforce reduction of 68 employees across all functional areas and the abandonment of certain facilities, for which the lease terms extend through April 30, 2015.  As of June 30, 2009, the Company finalized 66 of the aforementioned terminations and had fully vacated the abandoned facilities.  The remaining severance payments are expected to be paid during the quarter ended September 30, 2009.  The severance costs were recorded pursuant to SFAS 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43, and the excess facility costs were recorded pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 requires that liabilities be recorded at fair value; the difference between the fair value of the liability on its initial measurement date and the total cash liability is accreted ratably over the expected term.  This accretion cost is included as a restructuring charge in the condensed consolidated statements of operations. Total accretion related to the first quarter 2009 restrcuturing that will be recognized through April 30, 2015 is $183,000.  In addition, the Company expects to recognize total accretion of $438,000 through April 2010 with a remaining balance of $175,000 as of June 30, 2009 related to facilities abandoned in the 2006 restructuring plan.

The following is a summary of restructuring activities for the three and six months ended June 30, 2009 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of March 31, 2009	$2,843	$245	$3,088
Restructuring charges	2	—	2
Payments	(772)	(205)	(977)
Net book value accretion	45	—	45
Balance as of June 30, 2009	$2,118	40	2,158

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2008	$1,054	$—	$1,054
Restructuring charges	2,013	1,283	3,296
Payments	(1,034)	(1,243)	(2,277)
Net book value accretion	85	—	85
Balance as of June 30, 2009	$2,118	$40	$2,158

Amortization of Intangible Assets

Amortization of intangible assets was approximately $345,000 and $1.1 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $690,000 and $2.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively.  The decrease is the result of a lower cost basis due to an impairment charge recorded during the fourth quarter of 2008 of $3.4 million.

Non-Operating Expenses

Interest Income

Interest income includes primarily interest income on cash, cash equivalents, and short-term investment balances.  Interest income was $174,000 and $455,000 for the three months ended June 30, 2009 and June 30, 2008, respectively. Interest income declined primarily due to decrease in the rate of return on our investments.  Interest and other income decreased from $1.2 million for the six months ended June 30, 2008 to $428,000 for the six months ended June 30, 2009, respectively, due to decrease in the rate of return on our investments.

Foreign exchange losses and other expenses

Foreign exchange losses and other expenses include primarily losses on foreign currency transactions.  Conversion of foreign currencies resulted in losses of $23,000 and $88,000 for the three months ended June 30, 2009 and 2008, respectively, and $221,000 and $203,000 for the six months ended June 30, 2009 and 2008, respectively.  The foreign exchange losses are impacted by fluctuations in foreign currency exchange rates primarily between the US dollar, Euro and British Pound.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $57,000 and $135,000 for the three and six months ended June 30, 2009 as compared to a benefit from income taxes of $478,000 and $715,000 for the three and six months ended June 30, 2008, respectively.  The provision for income taxes recorded in the three and six months ended June 30, 2009 primarily relates to foreign taxes on expected profits in the foreign jurisdictions.  The benefit recorded in the three and six months ended June 30, 2008 primarily related to the release of foreign tax reserves from prior periods and the release of reserves related to the State of California income tax audit, which was settled during the second quarter of 2008, net of foreign taxes on operations and state minimum taxes.  The effective tax rate was 5.5% and 7.1% for the three and six months ended June 30, 2009, respectively, and (24.9%) and (20.2%) for the three and six months ended June 30 2008, respectively.

Liquidity and Capital Resources

Sources of Cash

We have historically relied on cash flow from operations for our liquidity needs.  As of June 30, 2009, we had cash and cash equivalents of $45.2 million and short-term investments of $24.9 million totaling approximately $70.1 million, as compared to approximately $68.4 million as of December 31, 2008 which was comprised of cash and cash of $33.1 million and short-term investments of $35.3 million.  We use a professional investment management firm to manage a large portion of our invested cash.  The external firm managed approximately 79% of our total cash equivalents and short term investment balances as of June 30, 2009.  The portfolio is invested primarily in government agency notes, commercial paper, and corporate securities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and accounts receivable collections.  In addition, our existing cash, cash equivalents and investment balances are expected to decline in future periods of 2009 as a result of our planned distribution of approximately $40 million of cash to our stockholders as described below.  Notwithstanding the foregoing and a further weakening of the global economy or changes in our planned cash outlay, we believe that, based on our current business plan and revenue prospects, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months.

Uses of Cash

Our principal use of cash is payroll related expenses as well as general operating expenses including marketing, travel and office rent and network access costs.  In addition, in the first half of 2009, we finalized the termination of employment of 66 employees and paid approximately $1.2 million of severance payments as a result of our restructuring activities.  See Note 4, Accrued Restructuring, of our Notes to Condensed Consolidated Financial Statements for further information regarding this restructuring.

Our Board of Directors also currently plans to return up to $40 million of cash to stockholders by declaring a $20 million cash dividend to be paid in the third quarter of 2009 and returning an additional $20 million before the end of 2009 through a tender offer, cash dividend or other form as determined by the Board of Directors.  The distribution of this cash is dependent on obtaining approval from our stockholders of amendments to our stock option plans.

Cash Flows

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2009 was $3.3 million. The trend in our cash flows from operations is generally reflective of our reduction of operating expenses by means of reductions in our workforce and tighter control over discretionary spending during the first two quarters of 2009 plus the continued success of our collection efforts together which have more than offset the effect of declining revenues.  Through our efforts to reduce our spending on operating expenses, we believe that we will be able to generate cash from operations for the remainder of 2009.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2009 was $8.8 million.  Net cash provided by investing activities related to net maturities of short-term investments of $10.2 million offset by $1.5 million of cash used for the purchases of property and equipment.  In preparation for the cash dividend announced in June 2009, we have not been reinvesting the proceeds from the maturities of our short-term investments.  The proceeds from the maturities of short-term investments was offset by $1.5 million of cash used for the purchases of property and equipment which is $1.9 million lower than the same period of the prior year due to lower headcount and abandoned facilities resulting from restructuring activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 consisted of only stock option exercises totaling $90,000.  During the six months ended June 30, 2009 we did not repurchase any stock pursuant to our stock repurchase program. As of June 30, 2009, we had $26.3 million remaining under the repurchase program.

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

Future minimum purchase commitments under these agreements as of June 30, 2009 are as follows (in thousands):

Year ending December 31:
Remaining 2009	$6,366
2010	9,986
2011	2,550
$18,902

We lease our facilities under non-cancelable operating leases that expire at various dates through October 2016. Future minimum lease payments under these operating leases as of June 30, 2009 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
Remaining 2009	$3,463	$(403)	$3,060
2010	4,472	(513)	3,959
2011	3,309	(291)	3,018
2012	2,552	(291)	2,261
2013	2,316	(291)	2,025
2014 and thereafter	3,775	(388)	3,387
	$19,887	$(2,177)	$17,710

At June 30, 2009, we had no material commitments for capital expenditures.

Our Board of Directors also currently plans to return up to $40 million of cash to stockholders by declaring a $20 million cash dividend to be paid in the third quarter of 2009 and returning an additional $20 million before the end of 2009 through a tender offer, cash dividend or other form as determined by the Board of Directors.  The distribution of this cash is dependent on obtaining approval from our stockholders of amendments to our stock option plans.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, in certain circumstances. It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

We identified unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). The balance of unrecognized tax benefits at June 30, 2009 is $2.5 million and at December 31, 2008 was $2.5 million.

Off-Balance Sheet Arrangements

At June 30, 2009 we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RISK FACTORS AFFECTING OPERATING RESULTS

Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global capital markets and the global economic downturn generally continue to adversely impact our customers and potential customers. These market and economic conditions may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. Certain of our current and prospective customers, may merge with others, or may be forced to drastically cut expenditures, which may result in less demand for our products and services. Further, we may not be able to collect our accounts receivables from customers.  If we are unable to protect against these events or adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

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

Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information, a security breach, unauthorized access to our virtual network or the introduction of a virus by our software onto our customers’ computers or networks, our reputation could be harmed and our business may suffer. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or enforceable for any reason, or if liabilities arise that are not effectively limited, our operating results and financial condition could be harmed.

Because much of our business is international, we encounter additional risks, which may reduce our profitability.

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 39% of our revenues for the first six months of 2009, of which approximately 29% and 6% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Revenues from customers domiciled outside of the United States were 39% of our revenues in 2008, of which approximately 28% and 8% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

We plan to return $40 million of our cash to our investors, which will decrease our cash resources significantly and impair our ability to make acquisitions or aggressively find growth initiatives.

We recently announced that we intend to return to our investors an aggregate of $40 million of our cash through a combination of a dividend and potentially a cash tender offer for our common stock.  Although we are not required to do so under certain circumstances, if we do return this cash, or a substantial portion of that amount, our cash resources will be significantly decreased.  At June 30, 2009, we had $70.1 million of cash, cash equivalents and short term investments.  Although we believe that we have sufficient cash to operate our company, we will have significantly less cash with which to acquire additional technology or other businesses if the opportunities arise to do so.  Further, if our cash flows were to decrease significantly, we will have less cash to support our company through any period of significant negative cash flow, which could cause us to have to decrease our expenditures on research and development and in other areas, which could negatively affect our business.

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

In periods of worsening economic conditions, our exposure to credit risk, collection risk and payment delinquencies on our accounts receivable significantly increases.

A substantial majority of our outstanding accounts receivables are not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our collection risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no material losses or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

Internet-based communication services generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for us, and could negatively impact our business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications services, such as the recently enacted European Union legislation requiring network operators to notify customers of roaming rates prior to incurring roaming charges, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and we are not certain how the possible application of these laws may affect us. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for our services, increase our operating expenses or increase our litigation costs.

Events or conditions that result in the decrease in travel could adversely affect our business.

If events or conditions occur that cause users of our services to decrease the amount that they travel, this could result in a substantial decrease in the demand for Internet-based communications, including our services.  For example, the recent outbreak of the “swine flu” has caused certain governments and agencies to recommend that travel be restricted to that which is necessary, which could decrease the use of our services.  In addition, if any further terrorist events were to occur such as those that occurred on September 11, 2001, even on a smaller scale, this too could result in reductions of business-related travel and the use of our services.

Our management team is new to our business and therefore does not have significant experience in running our business.

We hired our current chief executive officer in the fourth quarter of 2008, our current senior vice president, product development in the first quarter of 2009, our current chief financial officer, vice president of marketing and strategy, and general counsel in the second quarter of 2009, and our current senior vice president of worldwide sales in July 2009.  As a result, our senior management team is relatively new to our business, and must therefore familiarize themselves with our business at the same time at which they are required to perform their general job functions.  If our senior management team does not perform as we expect, this would impair our ability to grow our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Although we currently bill substantially all of our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the U.S. dollar could make the pricing of our services less competitive in foreign markets and therefore could reduce our revenues. We are also billed by and pay the majority of our network service providers in U.S. dollars. In the future, some portion of our revenues and costs may be denominated in foreign currencies.  Foreign currency fluctuations are discussed in Foreign exchange losses and other income (expense) under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because the Company conducts business around the world, changes in foreign currency exchange rates can have an effect on the results of operations.  In the past, periodically we have entered into forward contracts with financial institutions to manage currency exposure related to supplier payments and funding the operations of certain foreign subsidiaries. These forward contracts purchased British Pounds and Euros and were generally settled monthly.  The derivative financial instruments were not used for trading purposes.  Gains and losses on forward contracts are included in Foreign exchange losses and other expense in our Condensed Consolidated Statements of Operations. As of June 30, 2009 and December 31, 2008, we had no outstanding forward contracts.

Interest Rate Risk

As of June 30, 2009, we had cash, cash equivalents, and short-term investments totaling $70.1 million, as compared to $68.4 million as of December 31, 2008.  Our investment portfolio consists of cash, commercial paper, commercial paper guaranteed by a government program and government securities, generally due within one to two years. All of our instruments are classified as available for sale, and are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that, a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

The following compares the principal amounts of short-term investments by expected maturity as of June 30, 2009 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of June 30, 2009
	2009	2010	2011	Total Cost Value	Total Fair Value
Commercial paper	$13,600	$—	$—	$13,602	$13,612
Federal agency discount notes	8,600	2,700	—	11,204	$11,242
Total	$22,200	$2,700	$—	$24,806	$24,854

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,	As of December 31, 2008
	2009	Total Cost Value	Total Fair Value
Commercial paper	$7,750	$7,726	$7,743
Commercial paper guaranteed by a government program	1,650	1,638	1,642
Federal agency discount notes	21,450	21,258	21,417
U.S. Government securities	4,500	4,479	4,507
Total	$35,350	$35,101	$35,309

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

Item 4. Controls and Procedures

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

GoRemote – IPO Lawsuits Litigation

As an update to the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 relating to the GoRemote-IPO Lawsuit litigation, on June 9, 2009 the court issued a preliminary order approving the settlement agreement previously submitted by the parties to the litigation. A hearing is currently set for September 10, 2009 for final approval of the settlement.  If approved, the settlement would result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company's pro rata share of the settlement fund will be fully funded by insurance.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting Operating Results” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009, have not substantively changed, except for the addition of the following two risk factors as disclosed under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting Operating Results”:

1.           “Events or Conditions That Result in the Decrease in Travel Could Adversely Affect Our Business” - due to the outbreak of the swine flu, which may have the effect of reducing travel and therefore the use of our services.

2.           “We plan to return $40 million of our cash to our investors, which will decrease our cash resources significantly and impair our ability to make acquisitions”.

3.           “Our management team is new to our business and therefore does not have significant experience in running our business”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 24, 2009 in Redwood Shores, California. At the meeting, the following three proposals were voted on and approved as follows:

Proposal I

The following persons were elected as directors to serve for a three-year term:

	Total Votes “For” Each Director	Total Votes “Withheld” from Each Director
Robert J. Majteles	49,543,916	963,535
Allan R. Spies	47,528,461	2,978,990
Kenneth H. Traub	47,707,667	1,219,370

Proposal II

The stockholders also ratified the selection by the Audit Committee of our Board of Directors of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, as follows:

For	Against	Abstain	Broker Non-Votes
50,651,954	84,156	25,915	0

Proposal III

The stockholders also approved an amendment to our Certificate of Incorporation to declassify the Board of Directors, as follows:

For	Against	Abstain	Broker Non-Votes
48, 822,670	888,754	50,601	0

On June 2, 2009, iPass Inc. and certain entities affiliated with Foxhill Opportunity Master Fund, L.P. entered into an agreement to settle the proxy contest pertaining to the election of directors to the Board of Directors of iPass at the 2009 Annual Meeting of Stockholders scheduled for June 24, 2009.  The terms of this agreement are described in the proxy statement supplement filed with the SEC on June 5, 2009, and we refer readers to this filing for information relating to this settlement.

Item 6. Exhibits

See the Index To Exhibit which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 7, 2009	By:	/s/ Steven H. Gatoff
Steven H. Gatoff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation
3.3	Amended and Restated Bylaws (2)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen stock certificate (3)
10.1	Settlement Agreement, dated June 3, 2009, between iPass Inc. and Foxhill Opportunity Master Fund, L.P. (4)
10.2	iPass 2009 Annual Executive Management Bonus Plan (5)
10.3	Separation Agreement with Frank Verdecanna dated May 28, 2009
10.4	Offer Letter with Steven Gatoff dated May 20, 2009
10.5	Offer Letter with Nicholas Hulse dated July 13, 2009
10.6	Offer Letter with Steven Wastie dated May 12, 2009
10.7	Offer Letter with William Garvey dated May 5, 2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as exhibit 3.2 to iPass’ Quarterly Report on Form 10-Q (Commission No. 000- 50327), filed August 11, 2008, and incorporated herein by reference.

(3) Filed as an exhibit to iPass’ Registration Statement on Form S-1/A (No. 333-102715), filed July 1, 2003 and incorporated herein by reference.

(4) Filed as an exhibit to the Current Report on Form 8-K (Commission No 000-50327), filed with the SEC on June 3, 2009, and incorporated herein by reference.

(5) As described in Item 5.02 of the Current Report on Form 8-K (Commission No 000-50327), filed with the SEC on April 8, 2009, and incorporated herein by reference.