Form 10-Q
period 2009-11-05
IPASS INC
filed 2009-11-06
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES   ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 30, 2009 was 62,237,594.

iPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,072	$33,077
Short-term investments	13,301	35,309
Accounts receivable, net of allowance for doubtful accounts of $665 and $927, respectively	27,898	33,756
Prepaid expenses and other current assets	7,871	7,225
Short-term deferred income tax assets	101	101
Total current assets	86,243	109,468
Property and equipment, net	5,623	7,201
Other assets	6,083	6,364
Long-term deferred tax assets	79	79
Intangible assets, net	1,181	2,216
Total assets	$99,209	$125,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,786	$15,406
Accrued liabilities	14,684	12,176
Deferred revenue — short-term	5,221	5,736
Total current liabilities	32,691	33,318
Deferred revenue — long-term	1,913	1,958
Other long-term liabilities	967	255
Total liabilities	35,571	35,531
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	224,364	242,160
Accumulated other comprehensive income	12	216
Accumulated deficit	(160,800)	(152,640)
Total stockholders’ equity	63,638	89,797
Total liabilities and stockholders’ equity	$99,209	$125,328

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$42,555	$48,371	$130,901	$145,099
Operating expenses:
Network access	17,610	20,147	54,250	61,588
Network operations	7,551	8,195	22,784	24,365
Research and development	3,597	3,845	10,836	12,288
Sales and marketing	8,037	10,724	23,223	31,403
General and administrative	10,316	6,123	22,403	18,476
Restructuring charges	920	30	4,301	60
Amortization of intangible assets	345	1,050	1,035	3,150
Total operating expenses	48,376	50,114	138,832	151,330
Operating loss	(5,821)	(1,743)	(7,931)	(6,231)
Interest income	103	445	531	1,604
Foreign exchange losses and other expenses	(372)	(741)	(593)	(945)
Loss before income taxes	(6,090)	(2,039)	(7,993)	(5,572)
Provision for (benefit from) income taxes	32	59	167	(656)
Net loss	$(6,122)	$(2,098)	$(8,160)	$(4,916)

Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.13)	$(0.08)
Number of shares used in per share calculations:	61,901,324	61,793,465	61,988,957	61,546,003

See Accompanying Notes to the Condensed Consolidated Financial Statements

iPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(8,160)	$(4,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,005	3,921
Amortization of intangible assets	1,035	3,150
Depreciation and amortization	3,524	4,129
Loss on disposal of property and equipment	10	17
Provision for doubtful accounts	1,177	258
Realized loss on investments	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	4,681	(1,223)
Prepaid expenses and other current assets	(646)	203
Other assets	281	(1,149)
Accounts payable	(2,732)	727
Accrued liabilities	2,508	(4,049)
Deferred revenues	(560)	(120)
Other liabilities	712	(593)
Net cash provided by operating activities	3,835	326
Cash flows from investing activities:
Purchases of short-term investments	(42,981)	(197,380)
Maturities of short-term investments	64,697	181,046
Purchases of property and equipment	(1,756)	(3,824)
Restricted cash pledged for letter of credit	—	(422)
Net cash provided by (used in) investing activities	19,960	(20,580)
Cash flows from financing activities:
Proceeds from issuance of common stock	118	505
Payment of cash dividend	(19,918)	—
Cash used in repurchase of common stock	—	(3,673)
Net cash used for financing activities	(19,800)	(3,168)
Net increase (decrease) in cash and cash equivalents	3,995	(23,422)
Cash and cash equivalents at beginning of period	33,077	70,907
Cash and cash equivalents at end of period	$37,072	$47,485

Supplemental disclosures of cash flow information:
Cash paid for taxes	$467	$663

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The carrying amount of the Company’s financial instruments at September 30, 2009 and December 31, 2008, which includes cash and cash equivalents, short-term investments and accounts receivable, closely approximates fair value because of the short term maturity of those instruments.  The Company has reviewed events subsequent to the balance sheet date of September 30, 2009 through the time of filing on November 6, 2009 and determined that all items that require recognition or disclosure have been reflected in these consolidated financial statements.

Certain prior period amounts for the three and nine month periods ended September 30, 2008 from the condensed consolidated statements of operations have been reclassified from network operations to general and administrative operating expenses to conform with the current period presentation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2. Financial Instruments and Fair Value

The Company measures the fair value of its financial assets and liabilities and certain nonfinancial liabilities as the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses the GAAP three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets for identical assets and liabilities (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). This hierarchy requires the use of observable market data, when available, and the minimization of the use of unobservable inputs when determining fair value.

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

The fair value of these financial assets and nonfinancial liabilities were determined using the following inputs at September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Financial assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$25,250	$25,250	$—	$—
Fixed income available-for-sale securities (2)	$13,350	$—	$13,350	$—
Total financial assets	$38,600	$25,250	$13,350	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan (3)	$—	$—	$—	$1,692
Total nonfinancial liabilities	$—	$—	$—	$1,692

(1) Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2) Fixed income available-for-sale securities include government agency discount notes (72% of total), commercial paper (12% of total) and corporate securities (16% of total).
(3) Lease liabilities were recorded at fair value and are included in other liabilities in the Company’s consolidated balance sheet.  The lease liability was recorded in connection with the lease abandonment plan implemented in the first quarter of 2009 and was subsequently revised in the third quarter of 2009 (see Note 5 for further discussion of the restructuring plan).  Management made assumptions in determining the fair value of the lease liability.  Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income through the end of the lease term.  However, the assumption about when the Company will be able to sublease its facility is considered to be a significant unobservable input.  Management considered 12 months to be a reasonable period of time to sublease its facility based on current market trends.

Note 3. Intangible Assets

The following tables set forth the carrying amount of intangible assets that will continue to be amortized (in thousands):

	September 30, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology	4-8 yrs	$5,375	$(5,076)	$299
Patent/Core technology	4-8 yrs	2,800	(2,393)	407
Maintenance agreements and certain relationships	5 yrs	400	(328)	72
Customer relationships	4-7 yrs	4,800	(4,397)	403
		$13,375	$(12,194)	$1,181

	December 31, 2008
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology	4-8 yrs	$5,375	$(5,000)	$375
Patent/Core technology	4-8 yrs	2,800	(2,290)	510
Maintenance agreements and certain relationships	5 yrs	400	(278)	122
Customer relationships	4-7 yrs	4,800	(3,591)	1,209
		$13,375	$(11,159)	$2,216

Amortization of intangible assets was approximately $345,000 and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $1.0 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the estimated future amortization of intangible assets (in thousands):

Fiscal Year
Remaining 2009	$345
2010	428
2011	239
2012	169
$1,181

Note 4. Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	September 30, 2009	December 31, 2008
Accrued sales tax (1)	$4,750	$—
Accrued liabilities	4,072	5,940
Accrued commissions	1,923	2,700
Paid time off payable	1,556	1,538
Accrued restructuring liabilities – current	1,469	800
Taxes payable	914	1,198
	$14,684	$12,176

(1)	See Note 6. Commitments and Contingencies for discussion on accrued sales tax.

Note 5. Accrued Restructuring

In the first quarter of 2009, the Company recorded a restructuring charge of approximately $3.3 million related to a workforce reduction of 68 employees across all functional areas and the abandonment of certain facilities, for which the lease terms extend through April 30, 2015.  As of September 30, 2009, the Company completed all terminations and had fully vacated the abandoned facilities.

Liabilities for excess facility costs are recorded net of estimated sublease income. The Company reviews and updates its estimates whenever circumstances arise that indicate a change in the underlying assumptions.  In the third quarter of 2009, the Company recorded an additional restructuring charge of $891,000 primarily due to changes in estimated sublease income related to the facility abandoned in the 2009 restructuring plan.

The liability for net excess facilities costs is recorded at fair value as of each balance sheet date.  Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining expected term.  This accretion cost is included as a restructuring charge in the condensed consolidated statements of operations.  Total accretion related to the 2009 restructuring plan that will be recognized through April 2015 is $270,000.  In addition, total accretion related to facilities abandoned in the 2006 restructuring plan that will be recognized through April 2010 is $454,000 with a remaining balance of $141,000 as of September 30, 2009.

The following is a summary of restructuring activities for the three and nine months ended September 30, 2009 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of June 30, 2009	$2,118	$40	$2,158
Restructuring charges	891	(24)	867
Payments	(642)	—	(642)
Net book value accretion	53	—	53
Balance as of September 30, 2009	$2,420	$16	$2,436

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2008	$1,054	$—	$1,054
Restructuring charges	2,904	1,259	4,163
Payments	(1,676)	(1,243)	(2, 919)
Net book value accretion	138	—	138
Balance as of September 30, 2009	$2,420	$16	$2,436

As of September 30, 2009, approximately $1.5 million of the restructuring liability is included in accrued liabilities and remaining $967,000 is included in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases, net of any expected sublease income.

Note 6. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through October 2016.  Certain leases are cancellable prior to lease expiration dates.  Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of September 30, 2009 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
Remaining 2009	$1,687	$(167)	$1,520
2010	4,472	(341)	4,131
2011	3,309	(199)	3,110
2012	2,552	(212)	2,340
2013	2,316	(219)	2,097
2014 and thereafter	3,775	(263)	3,512
	$18,111	$(1,401)	$16,710

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2011.  Future minimum purchase commitments under all agreements are as follows (in thousands):

Year ending December 31:
Remaining 2009	$3,157
2010	9,494
2011	2,550
$15,201

At September 30, 2009, the Company had no material commitments for capital expenditures.

The Company is also involved in legal proceedings and claims arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any such other pending legal proceeding or claims will result in a judgment or settlement that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Sales Tax Liability

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes.  As a result of addressing a sales and use tax audit which was initiated this fiscal year, the Company determined that additional sales taxes were probable of being assessed for multiple states.  Given the nature of the Company’s business model, the state conducting the sales tax audit agreed to work with the Company in developing the methodology that was used to estimate the incremental sales tax.  Once resolution of the methodology had been reached, the Company applied this same model to other states where this type of sales tax may also be applicable.  As a result of completing this analysis, the Company recorded estimated interest and penalties, where applicable, of approximately $1.4 million. The Company estimated an incremental sales tax liability including interest and penalties of approximately $4.8 million.  Significant subjectivity exists as to both whether sales tax can even be assessed on the activity for which the incremental sales tax amount is derived, and given the nature of the Company’s business model, how the sales tax would be measured.  However, based on the developments associated with the ongoing sales and use tax audit, the Company determined that its estimates for sales tax in certain states should be revised, and accordingly recognized additional sales tax obligations, including interest and penalties, which were recorded in general and administrative expenses.

The Company has the ability and right to bill and collect the incremental sales tax, excluding interest and penalties, from its customers; however, several factors create significant uncertainty in determining whether recognition of an asset is appropriate.  The primary uncertainties include the following; (1) As disclosed above, significant judgment exists both as to the activity that gives rise to the incremental sales tax assessment and how the sales tax amount has been measured; (2) The Company has not yet determined the process that will be used or timing of its efforts to both invoice and collect incremental sales tax from its customers and; (3) The estimated incremental sales tax relates to multiple periods which would make it more difficult to successfully collect the incremental sales tax from its customers.  Accordingly, the Company has determined that it will not recognize an asset relating to this matter as the Company currently does not have the ability to estimate the amount, if any, that it will be able to collect from its customers.  Proceeds received from customers, if any, in connection with the additional sales tax assessment will be recognized upon receipt.

Cash Dividend

Pursuant to a settlement agreement (the “Agreement”) dated June 2, 2009 relating to a proxy contest for the election of directors to the Board, the Company declared an extraordinary cash dividend of $20 million to all stockholders of record as of August 31, 2009. The cash dividend was paid September 17, 2009.  The dividend was declared after securing stockholder approval on August 18, 2009 to amend the Company’s outstanding equity incentive plans (See Note 9. Cash Dividend and Repricing of Equity Awards).  The Agreement was amended on November 3, 2009 under which the Company committed to distribute a special cash dividend of $10 million to stockholders in the fourth quarter and launch a $10 million stock repurchase program that extends through March 31, 2011.  In the event that any of the $10 million is not used to repurchase the Company’s stock by March 31, 2011 the Company has agreed to dividend to stockholders the remaining portion by April 15, 2011.

Note 7. Comprehensive Income (Loss)

Comprehensive loss includes unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.  This item has been excluded from net loss and is reflected instead in stockholders’ equity.

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(6,122)	$(2,098)	$(8,160)	$(4,916)
Changes in unrealized gains (losses) on available-for- sale securities, net of related tax effects	(37)	(47)	(204)	(75)
Total comprehensive loss	$(6,159)	$(2,145)	$(8,364)	$(4,991)

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options and awards using the treasury-stock method.  As the Company was in a net loss position for all periods presented, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes anti-dilutive securities.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(6,122)	$(2,098)	$(8,160)	$(4,916)
Denominator:
Denominator for basic net loss per common share weighted average shares outstanding	61,901,324	61,793,465	61,988,957	61,546,003
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Restricted stock awards	—	—	—	—
Denominator for diluted net loss per common share — adjusted weighted average shares outstanding	61,901,324	61,793,465	61,988,957	61,546,003
Basic net loss per common share	$(0.10)	$(0.03)	$(0.13)	$(0.08)
Diluted net loss per common share	$(0.10)	$(0.03)	$(0.13)	$(0.08)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	9,057,996	6,612,567	9,057,996	6,612,567
Restricted stock awards	967,512	1,475,525	967,512	1,475,525
Total	10,025,508	8,088,092	10,025,508	8,088,092

Note 9. Cash Dividend and Repricing of Equity Awards

Pursuant to a settlement agreement (the “Agreement”) dated June 2, 2009 and amended on November 3, 2009, relating to a proxy contest for the election of directors to the Board of Directors, the Company agreed to seek stockholder approval for an amendment to the Company’s outstanding equity incentive plans (the “Plans”) to permit the Board of Directors to amend outstanding equity awards so that the value of the awards would not be impaired by an extraordinary dividend paid to the stockholders.  Under the Agreement, if such stockholder approval is received, the Company was required to pay a cash dividend of $20 million (the “Extraordinary Dividend”) and must return an additional $20 million to the stockholders by April 15, 2011(the “Second Capital Reduction”). (See Note 6 Commitments and Contingencies.)

At a Special Meeting of Stockholders held on August 18, 2009, the Company’s stockholders approved amendments to the Plans to provide general authority to the Board of Directors to make adjustments to outstanding awards under the Plans in the event of the payment of any extraordinary dividend. The Company paid a $19.9 million cash extraordinary dividend to stockholders on September 17, 2009 and the Board of Directors subsequently amended the exercise price of 8,434,529 outstanding stock options from an original weighted average exercise price of $3.62 to $3.13.  In addition, the Board of Directors granted 368,624 new stock option grants and 114,285 new performance stock awards. The performance stock awards had a fair market value on the date of grant of $1.37 per share.  The combination is intended to address the diminution in value to the option from the Extraordinary Dividend and to attempt to preserve the option’s intrinsic value (amount of value the option holder would receive upon immediate exercise and sale of the underlying stock) that existed prior to the Extraordinary Dividend.

In connection with the repriced options and issuance of new options and performance stock awards, the Company recognized stock compensation expense of approximately $160,000 which is included in the total stock based compensation expense of approximately $984,000 recognized during the quarter ended September 30, 2009. The remaining unamortized fair value of the repriced options and issuance of new options and performance stock awards of $585,000 as of September 30, 2009 will be recognized ratably over the remaining vesting period of the underlying awards.

On November 3, 2009, the Company’s Board of Directors declared a $10 million extraordinary cash dividend payable on December 18, 2009 to stockholders of record as of December 4, 2009 in connection with an amendment to the Agreement whereby the Company committed to distributing a special cash dividend of $10 million to stockholders in the fourth quarter and launch a $10 million stock repurchase program that extends through March 31, 2011.  In the event that any of the $10 million is not used to repurchase the Company’s stock, the Company has agreed to dividend to stockholders the remaining portion by April 15.

Note 10. Stock Repurchase Program

In February 2008, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through negotiated transactions.  Through December 31, 2008, the Company repurchased and retired a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million.  There was no stock repurchase activity through the nine months ended September 30, 2009.  On November 3, 2009 the Company’s Board of Directors terminated this stock repurchase program.

In addition, on November 3, 2009, the Company’s Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to $10 million of outstanding common stock from time to time on the open market or through negotiated transactions.  In the event that this $10 million stock repurchase program is not completed by March 31, 2011, the Company is obligated to dividend to stockholders any remaining balance by April 15, 2011.

Note 11. Segment and Geographical Information

Segment

The Company has determined that it operates in a single reportable segment based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated statements of operations.

Geographical Information

Revenues generated in the United States accounted for approximately 60% of total revenues for both of the three months ended September 30, 2009 and 2008, and 61% and 62% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.  International revenue is determined by the location of the customer’s headquarters.  International revenue accounted for approximately 40% of total revenues for both of the three months ended September 30, 2009 and 2008, and 39% and 38% for the nine months ended September 30, 2009 and 2008, respectively.  Revenues in the EMEA region represented 29% and 27% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and 29% and 27% for the nine months ended September 30, 2009 and 2008, respectively.  Revenues in the Asia Pacific region represented 7% and 9% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and 6% and 8% for the nine months ended September 30, 2009 and 2008, respectively.

No individual customer or any foreign country represented 10% or more of total revenues for the three or nine months ended September 30, 2009 or 2008.

Note 12. Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

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

Overview of the three and nine months ended September 30, 2009

Our overall revenue decreased 12% and 10% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to the continued and anticipated erosion of dial-up revenue as users move to faster connection technologies.  In addition, the continued global economic downturn, which has led to significant corporate layoffs and a sharp drop-off in business travel within our enterprise customer base also adversely impacted our business.

For the three and nine months ended September 30, 2009, dial-up revenue decreased 56% and 52% to $3.9 million and $14.4 million, respectively, as compared to $8.8 million and $29.7 million for the same periods in 2008, respectively.  The decreases were partially offset, in part, by a $790,000 and $4.7 million increase in revenues generated from usage of our broadband service for the three and nine months ended September 30, 2009, respectively, compared to 2008.  Going forward, we will focus on delivering innovative services and solutions for our customers and increasing the number of end users of our services.  We will also look at ways to increase fee revenues from fee based services.  During the remainder of 2009, we expect very modest growth in new customers.  Our success in 2010 could be limited by several factors, including global economic conditions, the timely release of new services and products, continued market acceptance of our products and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see the section below entitled “Risk Factors Affecting Operating Results.”

International revenues accounted for approximately 40% of total revenues for both of the three months ended September 30, 2009 and 2008 and 39% and 38% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. Substantially all of our international revenues are generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Revenues in the EMEA region represented 29% and 27% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and 29% and 27% of our revenues for the nine months ended September 30, 2009 and 2008, respectively.  Revenues in the Asia Pacific region represented 7% and 9% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and 6% and 8% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.  No individual foreign country accounted for 10% or more of total revenues for the three and nine months ended September 30, 2009 and 2008. Substantially all of our revenues to date have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the three or nine months ended September 30, 2009 and 2008.

Sources of Revenues

We derive our revenues primarily from providing enterprise connectivity services through our virtual network. We sell these services directly, as well as indirectly through our channel partners. We bill approximately 50% of our customers (determined on a percentage of revenue basis) based on a fixed charge per user per month. We bill the remaining customers on a time basis for usage based on negotiated rates.  Substantially all enterprise customers commit to a one to three year contract term.  Most of our contracts with enterprise customers contain minimum usage levels. We bill customers for such minimum committed amounts when actual usage is less than their monthly minimum commitment amount. The difference between the minimum commitment and actual usage is recognized as fee revenue based on our estimate of cash that will ultimately be collected related to the minimum commitment.

We have invested in the expansion of our broadband coverage and are seeking to generate additional revenues from our broadband wired and wireless coverage. Revenues from usage of our broadband services were 64% and 54% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and 62% and 53% for the nine months ended September 30, 2009 and 2008, respectively.

We provide customers with deployment services and technical support throughout the term of the contract.  For customers on usage based pricing plans we typically charge fees for these services on a one-time or annual basis, depending on the service provided and the nature of the relationship.  For customers on flat rate pricing, these charges are included as part of our monthly per user fee.  We also offer customers additional services for which we generally bill on a monthly basis. In addition, we generate license and maintenance revenue through software licensing agreements.  Revenues generated from services and licensing fees represented approximately 27% of total revenues for the three and nine months ended September 30, 2009 and 2008.

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

Except for change in estimate for sales tax and related charges of $4.8 million, there have been no other significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Total Revenue	$42,555	$48, 371	$130,901	$145,099
Change	$(5,816)		$(14,198)
Percentage change	(12.0%)		(9.8%)

Total revenue decreased in the three and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to the continued and anticipated erosion of dial-up revenue as users move to faster connection technologies.  The decrease is also due to the continued global economic downturn resulting in corporate layoffs and restricted business travel in our enterprise customer base which has adversely impacted our business.

A listing of revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Broadband	$27, 079	$26,289	$81,248	$76,597
Percentage of total revenue	63.6%	54.3%	62.0%	52.8%
Change	$790		$4,651
Percentage change	3.0%		6.1%

Dial-Up	$3,910	$8,788	$14,356	$29,728
Percentage of total revenue	9.2%	18.2%	11.0%	20.5%
Change	$(4,878)		$(15,372)
Percentage change	(55.5%)		(51.7%)

Services, fees and other	$11,566	$13,294	$35,297	$38,774
Percentage of total revenue	27.2%	27.5%	27.0%	26.7%
Change	$(1,728)		$(3,477)
Percentage change	(13.0%)		(9.0%)

We anticipate broadband revenues will experience modest growth due to the current global economic downturn and associated corporate layoffs and restrictions on business travel in our enterprise customer base.

We expect revenue from dial-up usage to continue to decrease in absolute dollars as well as the use of dial-up as a means of enterprise connectivity continues to decline.

Non-Financial Metrics	As of
	September 30,		Change
	2009	2008	Count	%
3G subscription count	34,000	21,000	13,000	61.9%
Broadband user (excluding 3G user) count	282,000	311,000	(29,000)	(9.3%)
Dial-up user count	91,000	188,000	(97,000)	(51.6%)

We provide these additional non-financial metrics of 3G subscription, broadband user (excluding 3G user) and dial user counts, so that stockholders can understand the type of users that are using our mobility services. In addition, these non-financial metrics can be used to help assess how successful we are in driving increased penetration into our customer base and leading both the enterprise market and our customers to 3G technology.  3G subscription counts were up from the same quarter a year ago by 62%.  We believe the increase is due to ramping of the early adoption of this newer technology resulting from our early market penetration.  The broadband user counts, which exclude 3G users, is primarily Wi-Fi users and as compared with the same quarter a year ago, were adversely impacted by the current global economic downturn resulting in corporate layoffs and restrictions on business travel in our enterprise customer base.  Dial-up user counts decreased from the same quarter a year ago as the use of dial-up as a means of enterprise connectivity continues to decline.

Operating Expenses

Network Access

Network access expenses consist of charges for access, principally by the minute or otherwise time-based, that we pay to our network service providers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Network access expenses	$17,610	$20,147	$54,250	$61,588
Percentage of total revenue	41.4%	41.7%	41.4%	42.4%
Change	$(2,537)		$(7,338)
Percentage change	(12.6%)		(11.9%)

The decrease in network access expenses in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to the 12% and 10% decline in our revenues in the three and nine months ended September 30, 2009, respectively.  We also negotiated more favorable pricing with one of our mobile data providers which contributed to the decrease in network access costs.

We expect network access expenses to increase slightly as a percentage of revenues in the fourth quarter of 2009 due to changes in foreign currency rates and provider commitment shortfalls.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality and information technology personnel, as well as outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Network operations expenses	$7,551	$8,195	$22,784	$24,365
Percentage of total revenue	17.7%	16.9%	17.4%	16.8%
Change	$(644)		$(1,581)
Percentage change	(7.9%)		(6.5%)

Network operations expenses decreased for both the three and nine months ended September 30, 2009 as compared to the same periods ended September 30, 2008.  The decreases were primarily due to a reduction of $460,000 and $1.2 million in compensation, benefits and travel related expense for the three and nine month periods ended September 30, 2009, respectively, resulting from headcount reductions that were included in the restructuring activity in the first quarter of 2009.  A reduction in co-location network expense due to the implementation of certain cost saving measures further reduced network operations expense by $218,000 and $321,000 for the three and nine month periods ended September 30, 2009, respectively.  The remaining portion of the decrease was due to individually insignificant items.

We expect that our network operations expenses will remain relatively constant in absolute dollars in the fourth quarter of 2009.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Research and development expenses	$3,597	$3,845	$10,836	$12,288
Percentage of total revenue	8.5%	7.9%	8.3%	8.5%
Change	$(248)		$(1,452)
Percentage change	(6.4%)		(11.8%)

Research and development expenses decreased slightly for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  There were no fluctuations, offsetting or otherwise, significant enough to note.

The decrease in research and development expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 resulted primarily from a $697,000 decrease in compensation, benefits and travel expenses due to headcount reductions and a $194,000 decrease in rent expense due to the consolidation of our facilities in India.  The remaining decrease was due primarily to lower licenses and fees of $188,000, maintenance and support of $111,000 and recruiting expense of $109,000.

We expect that our research and development expenses will increase slightly in absolute dollars in the fourth quarter of 2009 due to additional investment in the development of our new software platform.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion and program expenses, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
Sales and marketing expenses	$8,037	$10,724	$23,223	$31,403
Percentage of total revenue	18.9%	22.2%	17.7%	21.6%
Change	$(2,687)		$(8,180)
Percentage change	(25.1%)		(26.0%)

The decrease in sales and marketing expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due primarily to a $1.2 million decrease in compensation, travel and benefits expenses due to a decrease in sales personnel largely due to restructuring activities in the first quarter 2009 and lower commissions of approximately $975,000 resulting from lower revenues.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $500,000.  The remaining portion of the decrease was due to individually insignificant items.

The decrease in sales and marketing expenses for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due primarily to a decrease of approximately $4.5 million in compensation, travel and benefits expenses due to decreased sales personnel resulting from restructuring activities that occurred during 2009 and lower commission of approximately $2.1 million due to lower revenues.  Targeted reductions in specific marketing programs further reduced sales and marketing expenses by approximately $726,000.

We expect that sales and marketing expenses will remain relatively constant in absolute dollars in the fourth quarter of 2009.

General and Administrative

General and administrative expenses consist of compensation and benefits of general and administrative personnel, legal and accounting expenses, bad debt expense, and certain allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages)
General and administrative expenses	$10,316	$6,123	$22,403	$18,476
Percentage of total revenue	24.2%	12.7%	17.1%	12.7%
Change	$4,193		$3,927
Percentage change	68.5%		21.3%

General and administrative expenses increased for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily resulting from a $4.8 million charge related to sales tax liabilities.  The increase is offset by a $316,000 reduction in legal fees due to employee terminations and strategic corporate activities that occurred in the third quarter of 2008.  The restructuring activities in the first quarter of 2009 contributed additional savings of $353,000 in rent expense.

General and administrative expenses increased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The increase was driven primarily by a charge of $4.8 million related to sales tax liabilities.  The increase is offset by a reduction of $1.3 million in stock compensation expense primarily driven by a decrease in the number of shares of our common stock outstanding and lower trading prices of our common stock.

We expect that our general and administrative expenses will decrease in absolute dollars in the fourth quarter of 2009 as a result of not having to take a large charge related to sales tax liabilities.

Restructuring Charges

In the first quarter of 2009, we recorded a restructuring charge of approximately $3.3 million related to a workforce reduction of 68 employees across all functional areas and the abandonment of certain facilities, for which the lease terms extend through April 30, 2015.  As of September 30, 2009, we completed all terminations and had fully vacated the abandoned facilities.

Liabilities for excess facility costs are recorded net of estimated sublease income. We review and update our estimates whenever circumstances arise that indicate a change in the underlying assumptions.  In the third quarter of 2009, we recorded an additional restructuring charge of $891,000 primarily due to changes in estimated sublease income related to the facility abandoned in the 2009 restructuring plan.

The liability for net excess facilities costs is recorded at fair value as of each balance sheet date.  Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining expected term.  This accretion cost is included as a restructuring charge in the condensed consolidated statements of operations.  Total accretion related to the 2009 restructuring plan that will be recognized through April 2015 is $270,000.  In addition, total accretion related to facilities abandoned in the 2006 restructuring plan that will be recognized through April 2010 is $454,000 with a remaining balance of $141,000 as of September 30, 2009.

The following is a summary of restructuring activities for the three and nine months ended September 30, 2009 (in thousands):

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of June 30, 2009	$2,118	$40	$2,158
Restructuring charges	891	(24)	867
Payments	(642)	—	(642)
Net book value accretion	53	—	53
Balance as of September 30, 2009	$2,420	$16	$2,436

	Excess Facility Costs	Severance Costs	Total Restructuring Accrual
Balance as of December 31, 2008	$1,054	$—	$1,054
Restructuring charges	2,904	1,259	4,163
Payments	(1,676)	(1,243)	(2, 919)
Net book value accretion	138	—	138
Balance as of September 30, 2009	$2,420	$16	$2,436

Amortization of Intangible Assets

Amortization of intangible assets was approximately $345,000 and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.0 and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is the result of a lower cost basis due to an impairment charge recorded during the fourth quarter of 2008 of $3.4 million.

Non-Operating Expenses

Interest Income

Interest income includes primarily interest income on cash, cash equivalents, and short-term investment balances.  Interest income was $103,000 and $445,000 for the three months ended September 30, 2009 and September 30, 2008, respectively. Interest income declined primarily due to decrease in the rate of return on our investments and lower cash balances.  Interest income decreased from $1.6 million for the nine months ended September 30, 2008 to $531,000 for the nine months ended September 30, 2009, respectively, due to decrease in the rate of return on our investments and lower cash balances.

Foreign Exchange Losses and Other Expenses

Foreign exchange losses and other expenses include primarily losses on foreign currency transactions.  Conversion of foreign currencies resulted in losses of $377,000 and $720,000 for the three months ended September 30, 2009 and 2008, respectively, and $601,000 and $905,000 for the nine months ended September 30, 2009 and 2008, respectively.  The foreign exchange losses are impacted by fluctuations in foreign currency exchange rates primarily between the US dollar, Euro and British Pound.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $32,000 and $167,000 for the three and nine months ended September 30, 2009 as compared to a provision for income taxes of $59,000 and benefit from income taxes of $656,000 for the three and nine months ended September 30, 2008, respectively.  The provision for income taxes recorded in the three and nine months ended September 30, 2009 primarily relates to foreign taxes on expected profits in the foreign jurisdictions.  The provision and benefit recorded in the three and nine months ended September 30, 2008 primarily related to the release of foreign tax reserves from prior periods and the release of reserves related to the State of California income tax audit, which was settled during the second quarter of 2008, net of foreign taxes on operations and state minimum taxes.  The effective tax rate was 0% and 2.1% for the three and nine months ended September 30, 2009, respectively, and 2.9% and (11.8%) for the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources

Sources of Cash

We have historically relied on cash flow from operations for our liquidity needs.  As of September 30, 2009, we had cash and cash equivalents of $37.1 million and short-term investments of $13.3 million totaling approximately $50.4 million, as compared to approximately $68.4 million as of December 31, 2008 which was comprised of cash and cash equivalents of $33.1 million and short-term investments of $35.3 million.  We use a professional investment management firm to manage a large portion of our invested cash.  The portfolio is invested primarily in government agency notes, commercial paper, corporate securities and money market accounts.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and accounts receivable collections.  In addition, we expect our existing cash, cash equivalents and investment balances to decline by approximately $10 million in the fourth quarter of 2009 as a result of the payment of an extraordinary cash dividend to our stockholders and by an additional $10 million through April 15, 2011 as a result of our planned return of capital to our stockholders.  Notwithstanding the foregoing and a further weakening of the global economy or changes in our planned cash outlay, we believe that, based on our current business plan and revenue prospects, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months.

Uses of Cash

Our principal use of cash in operations is payroll related expenses as well as general operating expenses including marketing, travel and office rent, and network access costs.  In addition, in the first three quarters of 2009, we completed all terminations and paid approximately $1.2 million of severance payments as a result of our restructuring activities.  See Note 5. Accrued Restructuring, of our Notes to Condensed Consolidated Financial Statements for further information regarding this restructuring.

During the fourth quarter of 2009, we expect to pay a $10 million dollar extraordinary cash dividend to our stockholders. We also intend to return an additional $10 million in capital to our stockholders through a stock repurchase program that extends through March 31, 2011.  In the event that the full $10 million stock repurchase program is not used to repurchase the company’s stock by March 31, 2011, we are obligated to dividend to stockholders the remaining balance by April 15, 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2009 was $3.8 million. The trend in our cash flows from operations is generally reflective of our reduction of operating expenses by means of reductions in our workforce, tighter control over discretionary spending during the first three quarters of 2009, improvements in efficiency, and the continued success of our collection efforts which together have more than offset the effect of declining revenues.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2009 was $20.0 million.  Net cash provided by investing activities related to net maturities of short-term investments of $21.7 million offset by $1.8 million of cash used for the purchases of property and equipment.  In preparation for the cash dividend paid in September 2009, we kept the proceeds from the maturities of our short-term investments in cash and money market accounts.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 was $19.8 million.  In September we paid a $19.9 million cash dividend to our stockholders, offset by stock option exercises totaling $118,000.  During the nine months ended September 30, 2009 we did not repurchase any stock under our stock repurchase program. As of September 30, 2009, we had $26.3 million remaining capacity under the repurchase program which was terminated by the Board of Directors on November 3, 2009.

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

Future minimum purchase commitments under these agreements as of September 30, 2009 are as follows (in thousands):

Year ending December 31:
Remaining 2009	$3,157
2010	9,494
2011	2,550
$15,201

We lease our facilities under operating leases that expire at various dates through October 2016.  Certain leases are cancellable prior to lease expiration dates.  Future minimum lease payments under these operating leases as of September 30, 2009 are as follows (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
Remaining 2009	$1,687	$(167)	$1,520
2010	4,472	(341)	4,131
2011	3,309	(199)	3,110
2012	2,552	(212)	2,340
2013	2,316	(219)	2,097
2014 and thereafter	3,775	(263)	3,512
	$18,111	$(1,401)	$16,710

At September 30, 2009, we had no material commitments for capital expenditures.

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

We identified unrecognized tax benefits in accordance with ASC 740 Income Taxes. The balance of unrecognized tax benefits at September 30, 2009 is $2.5 million and at December 31, 2008 was $2.5 million.

Off-Balance Sheet Arrangements

At September 30, 2009 we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

RISK FACTORS AFFECTING OPERATING RESULTS

Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Recent worldwide market turmoil may adversely affect our customers which directly impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our products and services. The unprecedented turmoil in the global capital markets and the global economic downturn generally continue to adversely impact our customers and potential customers. These market and economic conditions may remain volatile and uncertain for the foreseeable future. Customers have altered and may continue to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and these customers may reduce, delay or terminate purchases of, and payment for, our products and services. Certain of our current and prospective customers may merge with others, or may be forced to drastically cut expenditures, which may result in less demand for our products and services. Further, we may not be able to collect our accounts receivables from customers.  If we are unable to protect against these events or adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

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

We are developing a new software platform for the delivery of our enterprise mobility services and if this new platform does not achieve market acceptance our business could be harmed.

We are currently engaged in the development of a new software platform for the delivery of our enterprise mobility services. The platform is being designed with certain features and functionality that we hope will cause our customers to adopt this platform and the associated connection manager software as the enterprise’s standard solution for mobility services. The new platform may not have adequate functionality or functionality desired by our customers that would cause our customers to adopt the platform. Further, the new platform may contain bugs or errors that would cause our customers to not adopt the new platform. Also the development of the new platform could take longer than expected. If some or all of these risks associated with our new platform were to occur, market acceptance of the platform may not occur and our business could be harmed.

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

Continued poor economic conditions may adversely affect our customers and partners willingness to agree to minimum purchase and resale commitments which may directly impact our ability to predict our revenue in any given period.

Our customers and partners have traditionally entered into contractual provisions that require them to pay the greater of a portion of fees generated from the use of our services or a minimum committed amount over a pre-determined time period. The global economic downturn has in certain cases caused our customers and partners to generate fees from the use of our services that are significantly less than their minimum committed amounts. Consequently this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and some cases no minimum commitment at all. In some cases partners and customers are requesting a re-evaluation of these minimum commitments during the term of their existing contract and in order to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum commitments means that a larger percentage of future revenue will be based on the actual usage of our services, making our ability to forecast revenue in a given period more difficult to predict.

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

A portion of our research and development activity occurs in India.  The remoteness of our India operation to corporate headquarters, as well as difficulty of acquiring and retaining talent in India, could impact our ability to release planned new products on time, which could adversely impact our business.

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

We generate a substantial portion of our revenues from business conducted internationally.  Revenues from customers domiciled outside of the United States were 39% of our revenues for the first nine months of 2009, of which approximately 29% and 6% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Revenues from customers domiciled outside of the United States were 39% of our revenues in 2008, of which approximately 28% and 8% were generated in our EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively.  Although we currently bill for our services in U.S. dollars, our international operations subject our business to specific risks. These risks include:

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

We have returned $20 million and plan to return an additional $20 million of our cash to our investors, which will decrease our cash resources significantly and may impair our ability to make acquisitions or aggressively fund growth initiatives.

We have announced that we intend to return to our investors an aggregate of $40 million.  In September 2009, we paid a $20 million extraordinary cash dividend to our stockholders.  As we plan to return the remaining $20 million of this cash, our cash resources will be significantly decreased.  During the fourth quarter of 2009, we expect to pay a $10 million extraordinary cash dividend to our stockholders. We also intend to return an additional $10 million in capital to our stockholders through a stock repurchase program that extends through March 2011.  In the event that the full $10 million stock repurchase program is not used to repurchase the company’s stock by March 31, 2011, we are obligated to dividend to stockholders the remaining balance by April 15, 2011.  At September 30, 2009, we had $50.4 million of cash, cash equivalents and short term investments.  Although we believe that we have sufficient cash to operate our company, we will have significantly less cash with which to acquire additional technology or other businesses if the opportunities arise to do so.  Further, if our cash flows were to decrease significantly, we will have less cash to support our company through any period of significant negative cash flow, which could cause us to have to decrease our expenditures on research and development and in other areas, which could negatively affect our business.

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

We hired our current chief executive officer in the fourth quarter of 2008, our current senior vice president, product development in the first quarter of 2009, our current chief financial officer, vice president of marketing and strategy, and general counsel in the second quarter of 2009, and our current senior vice president of worldwide sales in the third quarter of 2009.  As a result, our senior management team is relatively new to our business, and must therefore familiarize themselves with our business at the same time at which they are required to perform their general job functions.  If our senior management team does not perform as we expect, this would impair our ability to grow our business.

Our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.

As of December 31, 2008, we had federal and state net operating loss carry-forwards of approximately $113.7 million and $80.2 million, respectively, which expire at various dates through 2028.  However, our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.

There can be no assurance that we will have sufficient taxable income in future years to use the net operating loss carry-forwards before they expire. The amount of our net operating loss carry-forwards also has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our net operating loss carry-forwards, which could result in an increase in our liability for income taxes.

In addition, if we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards generated prior to such an ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. As of the date of this report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing stockholders. However, pursuant to a stock repurchase program authorized by our Board of Directors, we may buy-back up to $10 million of our common stock between now and March 31, 2011.  This buy-back may result in a change of control as defined by Section 382. Even if the buy-back did not result in a change of control as defined by Section 382, we cannot guarantee that we will not enter into other transactions or that transfers of stock between current and/or new stockholders will not occur, which may result in an ownership change that would limit our ability to use our net operating loss carry-forwards to offset future taxable income.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

The application and interpretation of various state sales tax laws to certain of our products and services is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products and services are subject to their state’s sales tax. During the third quarter of 2009, we recorded a liability of $4.8 million, reflecting our best estimate of our potential sales tax liability and associated interest and penalties thereon. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may be more or less than such estimates, and if so, such liability may negatively impact our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Although we currently bill substantially all of our services in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the U.S. dollar could make the pricing of our services less competitive in foreign markets and therefore could reduce our revenues. We are also generally billed by and pay our foreign network service providers in local currencies.  Additionally, in the future, some portion of our revenues and costs may be denominated in foreign currencies.  Foreign currency fluctuations are discussed in Foreign exchange losses and other expenses under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because iPass conducts business around the world, changes in foreign currency exchange rates can have an effect on the results of operations.  In the past, periodically we have entered into forward contracts with financial institutions to manage currency exposure related to supplier payments and funding the operations of certain foreign subsidiaries. These forward contracts purchased British Pounds and Euros and were generally settled monthly.  The derivative financial instruments were not used for trading or speculative purposes.  Gains and losses on forward contracts are included in Foreign exchange losses and other expenses in our Condensed Consolidated Statements of Operations. As of September 30, 2009 and December 31, 2008, we had no outstanding forward contracts.  We believe that the impact of a hypothetical decline of 10% in foreign currency exchange rates relative to the U.S. dollar would not be material on our results of operations and financial position.

Interest Rate Risk

As of September 30, 2009, we had cash, cash equivalents, and short-term investments totaling $50.4 million, as compared to $68.4 million as of December 31, 2008.  Our investment portfolio consists of cash, commercial paper, commercial paper guaranteed by a government program and government securities, generally due within one to two years. All of our instruments are classified as available for sale, and are held other than for trading purposes. We place investments with high quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risks. Based on our portfolio content and our ability to hold investments to maturity, we believe that a hypothetical 10% increase or decrease in current interest rates would not materially affect our interest income.

The following compares the principal amounts of short-term investments by expected maturity as of September 30, 2009 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,			As of September 30, 2009
	2009	2010	2011	Total Cost Value	Total Fair Value
Commercial paper	$2,650	$1,100	$—	$3,752	$3,751
Federal agency discount notes	6,900	2,700	—	9,538	$9,551
Total	$9,550	$3,800	$—	$13,290	$13,302

The following compares the principal amounts of short-term investments by expected maturity as of December 31, 2008 (in thousands):

	Expected Maturity Date for Par Value Amounts For the Year Ended December 31,	As of December 31, 2008
	2008	Total Cost Value	Total Fair Value
Commercial paper	$7,750	$7,726	$7,743
Commercial paper guaranteed by a government program	1,650	1,638	1,642
Federal agency discount notes	21,450	21,258	21,417
U.S. Government securities	4,500	4,479	4,507
Total	$35,350	$35,101	$35,309

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

Item 4. Controls and Procedures

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009, have not substantively changed, except for the addition of the following seven risk factors as disclosed under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors Affecting Operating Results”:

1.           “Events or Conditions That Result in the Decrease in Travel Could Adversely Affect Our Business.” - due to the outbreak of the swine flu, which may have the effect of reducing travel and therefore the use of our services.

2.           “We have returned $20 million, and plan to return an additional $20 million, of our cash to our investors, which will decrease our cash resources significantly and impair our ability to make acquisitions.”

3.           “Our management team is new to our business and therefore does not have significant experience in running our business.”

4.           “Our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.”

5.           “Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.”

6.           “Continued poor economic conditions may adversely affect our customers and partners willingness to agree to minimum purchase and resale commitments which may directly impact our ability to predict our revenue in any given period.”

7.           “We are developing a new software platform for the delivery of our enterprise mobility services and if this new platform does not achieve market acceptance our business could be harmed.”

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on August 18, 2009 in Redwood Shores, California. At the meeting, the following two proposals were voted on and approved as follows:

Proposal I

The stockholders approved amendments to the iPass Inc. 2003 Equity Incentive Plan, iPass Inc. 2003 Non-Employee Directors Plan, iPass Inc. 1999 Stock Option Plan, GRIC Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan, and GRIC Communications, Inc. 1999 Equity Incentive Plan, as follows:

For	Against	Abstain	Broker Non-Votes
34,865,424	1,106,614	94,318	16,402,695

Proposal II

The stockholders approved the proposed amendments to iPass’ Amended and Restated Certificate of Incorporation, as amended, to enable the Board of Directors to effect a reverse stock split, as follows:

For	Against	Abstain
46,669,539	5,732,950	66,562

Item 6. Exhibits

See the Index to Exhibits which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 6, 2009	By:	/s/ Steven H. Gatoff
Steven H. Gatoff
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Amended and Restated Bylaws (3)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen stock certificate (4)
10.1	Offer Letter with Nicholas Hulse dated July 13, 2009(2)
10.2	iPass Inc. 2003 Equity Incentive Plan (5)
10.3	iPass Inc. 2003 Non-Employee Directors Plan (5)
10.4	iPass Inc. 1999 Stock Option Plan (5)
10.5	GRIC Communications, Inc. (formerly Aimquest Corporation) 1997 Stock Option Plan (5)
10.6	GRIC Communications, Inc. 1999 Equity Incentive Plan (5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q (Commission No. 000- 50327), filed November 13, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to iPass’ Quarterly Report on Form 10-Q (Commission No. 000- 50327), filed August 7, 2009, and incorporated herein by reference.

(3) Filed as an to iPass’ Quarterly Report on Form 10-Q (Commission No. 000- 50327), filed August 11, 2008, and incorporated herein by reference.

(4) Filed as an exhibit to iPass’ Registration Statement on Form S-1/A (No. 333-102715), filed July 1, 2003 and incorporated herein by reference.

(5)  Filed as an appendix to iPass’ Definitive Proxy Statement (Commission No. 000- 50327), filed July 14, 2009, and incorporated herein by reference.