Form 10-Q
period 2010-05-10
IPASS INC
filed 2010-05-10
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     YES   ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2010 was 59,192,745.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,686	$37,973
Short-term investments	1,100	3,799
Accounts receivable, net of allowance for doubtful accounts of $1,051 and $1,140, respectively	26,991	27,023
Prepaid expenses and other current assets	8,644	7,726
Total current assets	72,421	76,521
Property and equipment, net	4,425	5,044
Intangible assets, net	626	836
Other assets	7,204	7,162
Total assets	$84,676	$89,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,658	$15,179
Accrued liabilities	15,994	18,491
Deferred revenue, short-term	4,422	5,181
Total current liabilities	36,074	38,851
Deferred revenue, long-term	1,547	1,764
Other long-term liabilities	892	962
Total liabilities	38,513	41,577
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	60	62
Additional paid-in capital	212,964	214,056
Accumulated deficit	(166,861)	(166,132)
Total stockholders’ equity	46,163	47,986
Total liabilities and stockholders’ equity	$84,676	$89,563

Amounts as of March 31, 2010 are unaudited.  Amounts as of December 31, 2009 are derived from December 31, 2009 audited consolidated financial statements

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited, in thousands, except share and per share amounts)
Revenues	$40,378	$44,642
Cost of revenues and operating expenses:
Network access costs	18,424	18,658
Network operations	7,328	7,691
Research and development	3,399	3,776
Sales and marketing	6,509	8,011
General and administrative	5,670	5,818
Restructuring charges	169	3,334
Amortization of intangible assets	210	345
Total operating expenses	41,709	47,633
Operating loss	(1,331)	(2,991)
Interest and other income	390	56
Loss before income taxes	(941)	(2,935)
Provision for (benefit from) income taxes	(212)	78
Net loss	$(729)	$(3,013)
Basic and diluted net loss per share	$(0.01)	$(0.05)
Number of shares used in per share calculations	60,592,921	61,820,464

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited, in thousands)
Cash flows from operating activities:
Net loss	$(729)	$(3,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	510	601
Amortization of intangible assets	210	345
Depreciation, amortization and accretion	949	1,226
Loss on disposal of property and equipment	3	61
Provision for doubtful accounts	249	371
Changes in operating assets and liabilities:
Accounts receivable	(217)	1,715
Prepaid expenses and other current assets	(918)	102
Other assets	246	96
Accounts payable	1,055	(329)
Accrued liabilities	(2,497)	455
Deferred revenues	(976)	(495)
Other liabilities	(70)	(192)
Net cash provided by (used in) operating activities	(2,185)	943
Cash flows from investing activities:
Purchases of short-term investments	—	(33,700)
Sales and maturities of short-term investments	2,677	34,722
Purchases of property and equipment	(887)	(1,267)
Restricted cash pledged for letter of credit	(288)	—
Net cash provided by (used in) investing activities	1,502	(245)
Cash flows from financing activities:
Proceeds from issuance of common stock	6	1
Cash used to repurchase of common stock	(1,610)	—
Net cash provided by (used in) in financing activities	(1,604)	1
Net increase (decrease) in cash and cash equivalents	(2,287)	699
Cash and cash equivalents at beginning of period	37,973	33,077
Cash and cash equivalents at end of period	$35,686	$33,776
Supplemental disclosures of cash flow information:
Cash paid for taxes	$198	$211
Accrued amounts for acquisition of property and equipment	48	56

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of iPass Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.  These Condensed Consolidated Financial Statements are to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain prior period amounts for the three months ended March 31, 2009 from the condensed consolidated statements of operations have been reclassified from network operations to general and administrative operating expenses to conform with the current period presentation.  The Company determined that certain internal IT costs were more appropriately classified as general and administrative costs rather than network operations cost.  The Company reclassified $0.6 million from network operations to general administrative for the three months ended March 31, 2009.

Note 2. Fair Value Measurements

The Company adopted authoritative guidance for fair value measurements for financial assets and liabilities and certain nonfinancial liabilities. This authoritative guidance defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. Fair value is defined under this authoritative guidance as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under this guidance must maximize the use of observable inputs and minimize the use of unobservable inputs. This authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, which may be used to measure fair value:

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

The Company’s cash equivalents and investments are comprised primarily of money market funds and fixed income securities that are classified as available-for-sale and recorded at their fair value. In general, all highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents.  Investments with maturities of 12 months or less at the respective balance sheet dates are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. The Company generally obtains all pricing information from its investment manager and financial institutions.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to the Consolidated Statement of Operations.

The fair value of these financial assets (excluding cash) and nonfinancial liabilities were determined using the following inputs at March 31, 2010:

	Fair Value Measurements at March 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Money market funds(1)	$27,640	$27,640	$—	$—
Fixed income available-for-sale securities(2)	$1,100	$—	$1,100	$—
Total financial assets	$28,740	$27,640	$1,100	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(3)	$1,733	$—	$—	$1,733
Total nonfinancial liabilities	$1,733	$—	$—	$1,733

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Fixed income available-for-sale securities include corporate fixed income securities included in short-term investments as of March 31, 2010.
(3)
Lease liabilities were recorded at fair value and are included as liabilities in the Company’s consolidated balance sheet. The lease liability was recorded in connection with the lease abandonment plans implemented in the first quarter and fourth quarter of 2009 (see Note 5 for further discussion of the restructuring plan). Management made assumptions in determining the fair value of the lease liability. Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income through the end of the lease term. However, the assumption about when the Company will be able to sublease its facility is considered to be a significant unobservable input. Management considered 12 months to be a reasonable period of time to sublease its facilities based on current market trends.

The carrying amount of accounts receivable, prepaids and other assets, accounts payable and accrued liabilities, closely approximates fair value as of March 31, 2010 and December 31, 2009.   The cost basis of the Company’s short-term investments at March 31, 2010 and December 31, 2009 closely approximates fair value.

Note 3. Intangible Assets

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	March 31, 2010
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,126)	$249
Patent/Core technology	4-8 yrs	2,800	(2,462)	338
Maintenance agreements and certain relationships	5 yrs	400	(361)	39
Customer relationships	4-7 yrs	4,800	(4,800)	—
		$13,375	$(12,749)	$626

	December 31, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,101)	$274
Patent/Core technology	4-8 yrs	2,800	(2,428)	372
Maintenance agreements and certain relationships	5 yrs	400	(344)	56
Customer relationships	4-7 yrs	4,800	(4,666)	134
		$13,375	$(12,539)	$836

Amortization of acquired intangibles was $0.2 million and $0.3 million for each of the three months ended March 31, 2010 and 2009, respectively.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(In thousands)
Remaining 2010	$218
2011	239
2012	169
$626

Note 4. Accrued Liabilities

Accrued liabilities consisted of:

	March 31, 2010	December 31, 2009
	(In thousands)
Accrued sales tax liabilities (1)	$5,023	$4,987
Accrued restructuring liabilities – current (2)	1,353	3,619
Accrued expenses	2,349	2,868
Accrued commissions payable	2,149	1,963
Customer overpayments	1,771	1,739
Accrued paid time off and other employee benefits	1,683	1,448
Other accrued liabilities	1,666	1,867
	$15,994	$18,491

(1)	See Note 6. Commitments and Contingencies
(2)	See Note 5. Accrued Restructuring

Note 5. Accrued Restructuring

In the first quarter of 2009, the Company announced a restructuring plan (the “Q1 2009 Plan”) to reduce its workforce by 68 positions across all functional areas and abandon certain facilities, for which the lease terms extend through April 30, 2015. The Company completed all employee terminations during the year ended December 31, 2009, and the Company recorded a total restructuring charge of approximately $4.3 million related to the Q1 2009 Plan.

In the fourth quarter of 2009, the Company announced a restructuring plan (the “Q4 2009 Plan”) to reduce its workforce by 78 positions, abandon certain additional facilities and terminate a contract obligation. During the year ended December 31, 2009, the Company recorded a restructuring charge of approximately $3.6 million related to the Q4 2009 Plan.  The lease terms for the abandoned facilities expire in February 2012.  All employee terminations were completed as of March 31, 2010 and the obligation for the terminated contract was paid during January 2010.  The Company incurred additional restructuring expense of $0.1 million related to the abandonment of facilities that were vacated in the first quarter of 2010.

The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations.  Total remaining accretion related to the Q1 2009 Plan that is expected to be recognized through April 2015 is $0.3 million.

Restructuring charges during the three months ended March 31, 2010 for restructuring plans prior to the Q1 2009 Plan were approximately $0.1 million, and the remaining restructuring liability relating to such plans was approximately $0.1 million as of March 31, 2010.  Total restructuring charges were $0.2 million and $3.3 million for each of the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of restructuring activity of the Q1 2009 and Q4 2009 Plans:

Q1 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$1,515	16	—	1,531
Restructuring charges	22	—	—	22
Payments	(183)	—	—	(183)
Balance as of March 31, 2010	$1,354	16	—	1,370

Q4 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$931	1,116	744	2,791
Restructuring charges	122	(46)	(9)	67
Payments	(339)	(1,000)	(735)	(2,074)
Balance as of March 31, 2010	$714	70	—	784

As of March 31, 2010, approximately $1.4 million of the restructuring liability was included in accrued liabilities and the remaining $0.9 million was included in long-term liabilities based on the Company's expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Note 6. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through October 2016. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of March 31, 2010 are as follows:

Year ending December 31:	Operating Leases	Sublease Income	Net Operating Leases
	(In thousands)
Remaining 2010	$2,967	$(46)	$2,921
2011	3,436		3,436
2012	2,612		2,612
2013	2,366		2,366
2014	2,428		2,428
2015 and thereafter	1,467		1,467
	$15,276	$(46)	$15,230

Included in the table above, are approximately $1.7 million in facility lease obligations, net of estimated sublease income and other costs, which are included in accrued restructuring liabilities.

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through March 2012.  Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$4,401
2011	6,092
2012	93
$10,586

At March 31, 2010, the Company had no material commitments for capital expenditures.

Return of Capital

On November 3, 2009, the Company’s Board of Directors declared a $10.0 million extraordinary cash dividend to stockholders of record as of December 4, 2009.  The cash dividend was paid on December 18, 2009.  In addition, the Company’s Board of Directors approved a $10.0 million stock repurchase program that extends through March 31, 2011. In the event that any of the $10.0 million is not used to repurchase the Company’s common stock, the Company has agreed to dividend to stockholders the remaining portion by April 15, 2011.  As of March 31, 2010, the Company has a remaining balance of approximately $7.6 million that may be used for future purchases under its current stock repurchase program.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States.  In the prior year, the Company revised its estimates and accrued incremental sales tax for certain states as a result of an on-going sales and use tax audit.  Estimated incremental sales tax liabilities including interest and penalties of $1.5 million were approximately $5.0 million as of March 31, 2010 and December 31, 2009.

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

Note 7. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes any net income (loss) and unrealized gains (losses) on available-for-sale securities.

Comprehensive loss is comprised of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(729)	$(3,013)
Changes in unrealized gains (losses) on available-for- sale securities, net of related tax effects	—	(121)
Total comprehensive loss	$(729)	$(3,134)

Note 8. Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(729)	$(3,013)
Denominator:
Denominator for basic and diluted net loss per common share - weighted average shares outstanding	60,592,921	61,820,464
Basic and diluted net loss per common share	$(0.01)	$(0.05)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	March 31,
	2010	2009
Options to purchase common stock	11,176,291	6,450,899
Unvested restricted stock awards, considered participating securities	1,149,922	1,304,182
Total	12,326,213	7,755,081

Note 9. Stock Repurchase

On November 3, 2009, the Company’s Board of Directors approved a $10.0 million stock repurchase program (the “2009 Repurchase Program”) that extends through March 31, 2011. Under this program the Company may repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions.  During 2009 and for the quarter ended March 31, 2010, the Company repurchased a total of 750,000 and 1,439,353 shares of common stock at an average price of $1.09 and $1.12 per share for a total cash outlay of approximately $0.8 million and $1.6 million, respectively. In the event that this $10.0 million repurchase program is not completed by March 31, 2011, the Company is required to distribute the remaining balance to stockholders in the form of a cash dividend by April 15, 2011.

Note 10. Segment and Geographical Information

The Company operates in a single reportable operating segment. The Company’s chief operating decision maker is the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is similar to the information presented in the accompanying consolidated financial statements.

Revenues generated in the United States accounted for approximately 61% of total revenues for the three months ended March 31, 2010 and 2009.  International revenue is determined by the location of the customer’s headquarters. International revenue accounted for approximately 39% of total revenues for the three months ended March 31, 2010 and 2009.  Substantially all of the Company’s international revenues are generated in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific regions.  Revenues in the EMEA region represented 29% of total revenues for the three months ended March 31, 2010 and 2009.  Revenues in the Asia Pacific region represented 6% of total revenues for the three months ended March 31, 2010 and 2009.  Other than the United States, only the United Kingdom represented more than 10% of total revenue, accounting for 9% and 10% of total revenue for the three months ended March 31, 2010 and 2009, respectively.

Note 11. Recent Accounting Pronouncements

In October 2009, the FASB concurrently issued the following Accounting Standards Codification Updates (“ASU”):

• ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

• ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No.
08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and are effective for the Company beginning in the first quarter of fiscal 2011.  Early adoption is permitted.  The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial position, results of operations and cash flows, including possible early adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Our business consists of Enterprise Mobility Services and Managed Network Services.  In January 2010, we launched our Open Mobile Platform, which is our new enterprise mobility management platform.

Our Enterprise Mobility Services (“EMS”) help enterprises manage the networks, connections and devices used by their mobile workforce. These services are designed to help customers manage their mobility costs and provide improved visibility and control while making it easy for their end-users to connect to networks.  Our Managed Network Services (“MNS”) for enterprise remote and branch office connectivity include site-to-site managed network services that combine service functions that include end-to-end Managed IP VPN, Visa-accredited PCI security solutions for retail, and home gateway management for teleworkers.

New Revenue Reporting Presentation

We have historically looked at and reported the revenues of our Enterprise Mobility Services as being driven primarily by our network service offerings. As we continue to evolve our business model, we believe it’s more informative to look at our Enterprise Mobility Services revenue in terms of the primary drivers of the business: (i) network revenue, (ii) platform revenue, and (iii) other EMS fees and revenue.  Beginning with our first quarter 2010 reporting, we will be presenting our revenue results in this new format to provide increased clarity into our business and visibility into the drivers of future growth and profitability among other benefits.  See “Sources of Revenue” below for a detailed discussion regarding EMS revenue.

Introduction of New Monetized User Metric

With respect to user metrics, we have historically reported the number of unique users of our mobility services during a given quarter; this metric included both paying and non-paying users of our platform and network services and was presented as one aggregate number for the quarter.  However, we believe it is more useful and provides better alignment with the drivers of the business to look at a monthly monetized user metric (i.e., the number of paying users that we have in a month). We look at this monetized user metric for both the network and platform components of our Enterprise Mobility Services.  Accordingly, along with the new revenue reporting presentation, we have also added the key metric of Average Monthly Monetized Users with our reporting of the first quarter of 2010 results. The number of Average Monthly Monetized Users means the average number of users per month, during the quarter, for which a fee was billed by iPass to a customer for such users. We have provided this monetized user metric for both our EMS platform and EMS network offerings in order to provide increased visibility into our business and its drivers.

Key Corporate Objectives

Our corporate objectives include delivering our Open Mobile Platform, migrating existing customers and enrolling new customers onto our new platform and increasing the number of users of our services. For a detailed discussion regarding certain of our corporate objectives, see the section entitled “Our Strategy” under “Item 1A. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and the direction of our business in the first quarter of 2010.

Economic Conditions

Relatively poor economic conditions continued to negatively impact our business.  Our ability to grow our business has been impacted by a slow economic recovery.

Development of a New Cloud-based Platform

We released the first version of our Open Mobile Platform in January 2010.  As of March 31, 2010, we had approximately 175 customers involved in a program to test the new platform, which we consider to be a good early indicator of interest in this new cloud-based platform.  We believe this new platform allows us to provide a compelling and value-focused set of integrated mobility offerings to the enterprise and to our channel and carrier partners. We believe that this new platform and its functionality is central to evolving our business model from a network access centric model to a business that sells enterprise mobility services via a cloud-based platform.

Continued Decline in Dial-up Revenue

As anticipated, we experienced significant decline in revenue from dial-up network services of approximately 14%, compared to the fourth quarter of 2009, and a 56% decline compared to the first quarter of 2009.  This trend was partially due to our customer’s continued migration from dial-up connections to faster broadband connections. We expect the trend of declining dial-up revenue to continue in the second quarter of 2010.

Decline in Minimum Commitment Revenue

We have enterprise customers who have signed contracts with us that obligate them to minimum revenue commitments.  Certain of these contracts are several years old and some of our customers are paying shortfall payments as a result of these minimum commitment terms.  Due to poor economic conditions and employment levels declining; these minimum commitment arrangements may not be economically sustainable for our customers.  As a result, we have experienced a number of customers negotiating decreased minimum commitments on a prospective basis.

Key Operating Metrics

Described below are key metrics that we use, among other metrics and measures, to evaluate our operating performance, our success in transforming our business and driving future growth.

Average Number of Monthly Monetized Users

The number of monthly monetized users means the number of monthly users for which a fee was billed by iPass to an EMS customer for the use of our platform services, network services (or both offerings) in a given month (i.e., a paying user).  The average number of monthly monetized users means the average number of monetized users per month in a given quarter (i.e., adding the number of monetized EMS users for each of the three months and dividing by three).  EMS monetized users consist of EMS monetized network users and EMS monetized platform users, with some overlap for users who pay for both services in a given month.  EMS network users are unique users who used our network through Wi-Fi and Hotel Ethernet, dial-up or 3G.  EMS platform users are unique users who paid us for the use of our platform through a distinct, bundled or annual fee.  We have begun to use this metric as an indicator of the adoption and use of our services and our ability to convert customers into revenue opportunities.

	Three Months Ended March31,
	2010	2009	% Change
	(In thousands, except percentages)
Average Number of Monthly Monetized Users	683	705	(3.2%)
Network	211	244	(15.6%)
Platform	612	617	(0.7%)

The 3.2% decrease in the average number of monthly monetized users for the three months ended March 31, 2010 as compared to the same period in 2009 was due primarily to a decline in dial-up user base, which was partially offset by an increase in 3G users.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We defined Adjusted EBITDA as net loss plus interest income, income taxes, depreciation and amortization, amortization of stock compensation, and other one-time and/or non-cash items. The following table reconciles Adjusted EBITDA to net loss, as set forth in the accompanying financial statements.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Adjusted EBITDA	$860	$2,327
Less:
Interest income	(17)	(254)
Provision for (benefit from) income taxes	(212)	78
Depreciation of property and equipment	929	1,236
Amortization of intangible assets	210	345
Amortization of stock compensation	510	601
Restructuring charges	169	3,334
Net loss	$(729)	$(3,013)

We believe that Adjusted EBITDA is useful as a supplemental measure of the performance of the company’s operations because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, and depreciation and amortization, restructuring charges, stock based compensation expense and infrequent operating items.  We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual and/or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants.

Monthly Order Value (“MOV”)

MOV is the average amount of new contractually committed monthly revenue over the term of the contract. We believe that MOV is a helpful metric in providing insight into how much incremental dollar value we contracted with customers in a period. Management uses MOV as an indicator of our success in signing new customers to contractual commitments and signing existing customers to higher contractual commitments.  During the quarters ended March 31, 2010 and 2009, MOV was relatively consistent at approximately $0.4 million.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Network gross margin percentage is defined as total EMS network revenue plus MNS revenue less total network access costs divided by total EMS network revenue plus MNS revenue.  Network gross margin for the first quarter of 2010 was 47.3%, compared to 52.1% for the first quarter of 2009. Factors impacting network gross margin in the first quarter of 2010, compared to 2009 are discussed in the sections entitled “Revenue” and “Network Access” below under “Results of Operations.”

Sources of Revenue

Beginning with our results for the first quarter of 2010, we are presenting our revenue reporting in a new presentation that more closely reflects how management now views our business. As we continue to evolve our business model, we believe this new presentation provides visibility and is better aligned with our business drivers.  From a broad perspective, we are reporting and analyzing revenue under two primary offerings: Enterprise Mobility Services and Managed Network Services.

Within our Enterprise Mobility Services, we are presenting revenue from three areas: (i) network revenue, (ii) platform revenue, and (iii) other EMS fees and revenue.  EMS network revenue consists of revenue primarily from the sale of access to our network of hotel Ethernet, Wi-Fi hotspots and mobile broadband services such as 3G and narrowband access technologies, such as modem dial-up. Network revenues are derived primarily from two types of usage based fee structures; consumption based, which is actual network usage and flat rate per user per month fee structure.  EMS network revenue also includes minimum commitment shortfall (contracted usage less actual usage) revenue. Platform revenue consists of revenues derived from the following services: iPassConnect client fees, Open Mobile Platform fees and other client/platform related fees.  Other EMS fees and revenue includes device management fees, professional services and other mobility-related fees and services.

Our MNS revenues are derived from the delivery of connectivity services offered to enterprise customers primarily through our iPass Branch Office and iPass Retail Office services. These revenues are based on monthly flat fee contracts bundled with certain other upfront fees including, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees.

New Revenue Reporting Presentation	Three Months Ended March 31,
	2010	2009
	(In thousands)
Enterprise Mobility Services	$33,518	$37,592
Network Revenue	28,131	31,914
Platform Revenue	3,740	3,801
Other EMS Fees and Revenue	1,647	1,877
Managed Network Services	6,860	7,050
Total Revenue	$40,378	$44,642

Legacy Presentation of Revenue	Three Months Ended March 31,
	2010	2009
	(In thousands)
Broadband	$27,254	$26,681
Wi-Fi and Hotel Ethernet	15,494	15,622
Managed Network Services	6,860	7,050
3G Mobile Broadband	4,900	4,009
Dial-up	2,466	5,857
Services and Fees	10,658	12,104
Total Revenue	$40,378	$44,642

In subsequent quarters, we will be reporting our revenue using only the new revenue presentation, and we will no longer provide our revenue using the legacy revenue presentation.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2010 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Enterprise Mobility Services (“EMS”)	$33,518	$37,592	$(4,074)	(10.8%)
Network Revenue	28,131	31,914	(3,783)	(11.9%)
Platform Revenue	3,740	3,801	(61)	(1.6%)
Other EMS fees and revenues	1,647	1,877	(230)	(12.3%)

As a percentage of total revenue	83.0%	84.2%		(1.2 /%)

Managed Network Services (“MNS”)	$6,860	$7,050	$(190)	(2.7%)

As a percentage of total revenue	17.0%	15.8%		1.2%

Total revenue	$40,378	$44,642	$(4,264)	(9.6%)

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 39% of total revenues for each of the three months ended March 31, 2010 and 2009.  Substantial portions of our international revenues are generated in the Europe, Middle East and Africa ("EMEA") and Asia Pacific regions.  Revenues in the EMEA region represented approximately 29% of total revenues for each of the three months ended March 31, 2010 and 2009.  Revenues in the Asia Pacific region represented approximately 6% of total revenues for each of the three months ended March 31, 2010 and 2009.  The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 9% and 10% of total revenues for the three months ended March 31, 2010 and 2009, respectively. To date, all of our revenues have been denominated in U.S. dollars. In the future, some portion of revenues may be denominated in foreign currencies.  No individual customer accounted for 10% or more of total revenues for the three months ended March 31, 2010 and 2009.

Enterprise Mobility Services

Enterprise Mobility Services revenue consists of three components: (i) network revenue, (ii) platform revenue, and (iii) other EMS fees and revenues.

Network Revenue

The decline in network revenue was primarily driven by a $3.3 million decline in dial-up revenue and a $1.2 million decline in minimum commitment revenue, partially offset by an approximately $0.9 million increase in 3G revenue.

The decrease in dial-up revenues was driven by a 53.9% decline in traffic year over year.  The continued anticipated decline in dial-up revenue is partially the result of dial-up customers migration to broadband technologies as seen in the decline in monetized users. The decline in minimum monthly commitment revenue was due to terminations and customers renewing their agreements at lower minimum commit levels.  The overall decrease in network services revenue was also due to the continued global economic downturn resulting in corporate layoffs and restricted business travel in our enterprise customer base which caused a decrease in demand for our services.  3G revenue continues to trend upward as customers use this newer technology as evidenced by an increase in monetized users compared to the same period in 2009.

Platform Revenue

The decrease in platform revenue was driven primarily by a decrease in the number of monetized users of the platform.

Other EMS Fees and Revenues

The decrease in other EMS fees and revenues was primarily driven by a decline in end of life fees as customers migrate to current versions of the iPass solutions.

Managed Network Services

The decrease in managed network services was primarily due to customer terminations and store consolidations in our retail customer base as well as reductions in home office locations.

We expect total revenue to decline in the second quarter of 2010 mainly due to the decline in dial-up and minimum commitment revenues.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for access, principally by the minute, which we pay to our network service providers.

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Network access expenses	$18,424	$18,658	$(234)	(1.3%)
As a percent of total revenue	45.6%	41.8%

The decrease in NAC expense in the three months ended March 31, 2010 as compared to the same period in 2009, was primarily due to a decrease in the usage of our network, which resulted in lower network access costs for dial-up, and some positive impact from foreign currency exchange rates.  This decrease was offset in part by an increase in the usage of 3G network which resulted in an increase in network access costs for 3G mobile broadband.  The increased cost as a percent of revenue, relates to the decline in dial-up revenue, a lower-cost service versus our other network revenue types.

In the second quarter of 2010, we expect our network access costs to be sequentially flat from the first quarter of 2010.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality, outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and allocated overhead costs.

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Network operations expenses	$7,328	$7,691	$(363)	(4.7%)
As a percent of total revenue	18.1%	17.2%

The decrease in network operations expenses for the three months ended March 31, 2010 from the same period of 2009 was primarily due to approximately $0.2 million decrease in salaries and related expenses from headcount reductions associated with restructuring activity.  Additionally, a reduction in co-location network expense due to the implementation of certain cost saving measures further reduced network operations expense by $0.2 million.

We expect our network operations expenses to decrease in the second quarter of 2010.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Research and development expenses	$3,399	$3,776	$(377)	(10.0%)
As a percent of total revenue	8.4%	8.5%

The decrease in research and development expenses for the three months ended March 31, 2010 from the same period of 2009 was primarily due to an approximately $0.2 million decrease in salaries and related expenses resulting from restructuring activities that occurred during 2009 and an approximately $0.2 million decline in consulting expenses.

We expect that our research and development expenses will increase modestly in the second quarter of 2010 mainly due to some additional headcount and consulting fees relating to the development projects for our Open Mobile platform.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and allocated overhead costs.

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Sales and marketing expenses	$6,509	$8,011	$(1,502)	(18.7%)
As a percent of total revenue	16.1%	17.9%

The decrease in sales and marketing expenses for the three months ended March 31, 2010 as compared to 2009 was due primarily to a decrease of approximately $0.9 million in salaries and related expenses due to the restructuring activities that occurred during 2009 and an approximately $0.2 million decline in consulting expenses.  In addition spending reductions on specific marketing programs further reduced sales and marketing expenses by approximately $0.4 million.

We expect that our sales and marketing expenses will decrease in the second quarter of 2010 mainly due to a decrease in travel expenses.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
General and administrative expenses	$5,670	$5,818	$(148)	(2.5%)
As a percent of total revenue	14.0%	13.0%

The decrease in general and administrative expenses for the three months ended March 31, 2010 as compared to 2009 was driven primarily by a decrease in rent expense of approximately $0.3 million due to the consolidation of our facilities resulting from restructuring activities in 2009.  The decrease was partially offset by an approximately $0.2 million increase in professional and consulting fees.

We expect that our general and administrative expenses will increase in the second quarter of 2010 primarily due to an increase in personnel related expenses.

Restructuring Charges

In the first quarter of 2009, we announced a restructuring plan (the “Q1 2009 Plan”) to reduce our workforce by 68 positions across all functional areas and abandon certain facilities, for which the lease terms extend through April 30, 2015. We completed all employee terminations during the year ended December 31, 2009 and recorded a total restructuring charge of approximately $4.3 million related to the Q1 2009 Plan.

In the fourth quarter of 2009, we announced a restructuring plan (the “Q4 2009 Plan”) to reduce our workforce by 78 positions, abandon certain additional facilities and terminate a contract obligation. During the year ended December 31, 2009, we recorded a restructuring charge of approximately $3.6 million related to the Q4 2009 Plan.  The lease terms for the abandoned facilities expire in February 2012.  All employee terminations were completed as of March 31, 2010 and the obligation for the terminated contract was paid during January 2010.  We incurred additional restructuring expense of $0.1 million related to the abandonment of facilities that were vacated in the first quarter of 2010.

The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations.  Total remaining accretion related to the Q1 2009 Plan that is expected to be recognized through April 2015 is $0.3 million.

Restructuring charges during the three months ended March 31, 2010 for restructuring plans prior to the Q1 2009 Plan were approximately $0.1 million related to net present value accretion, and the remaining restructuring liability related to these Plans was approximately $0.1 million as of March 31, 2010.  Total restructuring charges was $0.2 million and $3.3 million for each of the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of restructuring activity of the Q1 2009 and Q4 2009 Plans by plan:

Q1 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$1,515	16	—	1,531
Restructuring charges (including net present value accretion)	22	—	—	22
Payments	(183)	—	—	(183)
Balance as of March 31, 2010	$1,354	16	—	1,370

Q4 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$931	1,116	744	2,791
Restructuring charges	122	(46)	(9)	67
Payments	(339)	(1,000)	(735)	(2,074)
Balance as of March 31, 2010	$714	70	—	784

As of March 31, 2010, approximately $1.4 million of the restructuring liability was included in accrued liabilities and the remaining $0.9 million was included in long-term liabilities based on our expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Non-Operating Expenses

Interest and Other Income (Expense)

Interest and other income (expense) includes interest income on cash, cash equivalents, and short-term investment balances as well as realized and unrealized gains and losses on foreign currency transactions.  Interest income was $17,000 and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  Interest income declined primarily due to a decrease in investment balances resulting from funds used for return of capital to our stockholders in the third and fourth quarters of 2009 and common stock repurchases during the fourth quarter of 2009 and first quarter of 2010.  Foreign currency exchange rates fluctuations impact the re-measurement of certain assets and liabilities and generate unrealized foreign exchange gains or losses. In addition, certain of our network access costs are invoiced in currencies other than U.S. dollars. The transactional settlement of these outstanding invoices and other cross-currency transactions generates realized foreign exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment.  For the three months ended March 31, 2010 and 2009, we recorded foreign exchange gains of $0.4 million and losses of $0.2 million, respectively.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.2 million for the three months ended March 31, 2010 as compared to a provision for income taxes of $0.1 million for the three months ended March 31, 2009.  The benefit from income taxes recorded in the three months ended March 31, 2010 primarily relates to the settlement of a federal income tax audit for years 2005 and 2006, which resulted in a refund of $0.2 million and the release of reserves of $0.1 million, less a provision for foreign taxes on expected profits in foreign jurisdictions of $28,000 and state income taxes of $0.1 million.  The provision for income taxes recorded in the three months ended March 31, 2009 primarily relates to foreign taxes on expected profits in the foreign jurisdictions.  The effective tax rate was (22.5%) and 2.7% for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	35,686	37,973	(2,287)
Short-term investments	1,100	3,799	(2,699)

Total	$36,786	$41,772	(4,986)

As a percent of total assets	43%	47%

Sources of Cash

We have historically relied on existing cash and cash flow from operations for our liquidity needs. Key sources of cash are provided by operations, existing cash, cash equivalents and short-term investments. We use a professional investment management firm to manage a large portion of our invested cash. The portfolio is invested primarily in money market accounts. While our existing cash, cash equivalents and investment balances may decline during the remainder of 2010 as a result of our planned use of cash for the stock repurchase program and the potential payment of state sales tax liabilities, we believe that based on our current business plan, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Uses of Cash

Our principal use of cash in three months ended March 31, 2010 was for common stock repurchases, restructuring expenses, purchases of property and equipment, payroll-related expenses, general operating expenses including marketing, travel and office rent, and network access costs.

Stock Repurchases. In November 2009, we announced a stock repurchase program which authorizes the repurchase up to $10.0 million of outstanding common stock on the open market or through negotiated transactions. In the event that this $10.0 million stock repurchase program is not completed by March 31, 2011, we are obligated to dividend to stockholders any remaining balance by April 15, 2011.  During 2009, we repurchased a total of 750,000 shares of common stock for an aggregate purchase price of approximately $0.8 million. During the first quarter ended March 31, 2010 we repurchased a total of 1,439,353 shares of common stock for an aggregate purchase price of approximately $1.6 million.

Restructuring. In the first quarter of 2009, we announced a restructuring plan in order to reduce our operating costs and focus our resources on key strategic priorities. In the fourth quarter of 2009 we announced a restructuring plan to align our cost structure and improve operating efficiencies. Cash used for restructuring activities for the quarter ended March 31, 2010 was approximately $2.5 million.

Cash Flows

Operating Activities. Net cash used for operating activities in the three months end March 31, 2010 was $2.2 million, of which approximately $2.5 million was used for payout of severance, facility lease payments and a contract termination related to our Q4 2009 Plan.

Investing Activities. Net cash provided by investing activities in the three months ended March 31, 2010 was $1.5 million, primarily relates to net sales and maturities of short-term investments of $2.7 million offset by $0.9 million of cash used for the purchases of property and equipment and restricted cash pledged for letter of credit of $0.3 million.

Financing Activities. Net cash used in financing activities in the three months ended March 31, 2010 was $1.6 million, primarily due to the repurchases of common stock of $1.6 million.

Contractual Commitments

Our contractual commitments at March 31, 2010, were not materially different from those at December 31, 2009.

Off-Balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain costs of the company, primarily overseas network access costs, are denominated in foreign currencies such as the Euro, British Pound and Indian Rupee. Although we currently bill substantially all of our revenue in U.S. Dollars, our financial results could be affected by factors such as changes in foreign currency exchange rates and/or weak economic conditions in foreign markets. Further, a strengthening of the U.S. Dollar could make the pricing of our services less competitive in foreign markets and therefore, could reduce our revenues. Net foreign currency gains and losses were not material for the three months ended March 31, 2010 and March 31, 2009.  We do not engage in hedging foreign exchange risk.  For the three months ended March 31, 2010 and 2009, we recorded foreign exchange gains of $0.4 million and losses of $0.2 million, respectively.

Interest Rate Sensitivity

As of March 31, 2010, we had cash and cash equivalents, short-term investments, and restricted cash totaling $39.0 million, of which only $1.1 million was short-term investments, consisting of commercial paper all due within one year.  The majority of the remaining $37.9 million are held in the form of money market accounts.  As a result, we do not believe that we had any material risk to interest rate changes as of March 31, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010, have not substantively changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2009, iPass announced that its Board of Directors approved a stock repurchase program (the “2009 Repurchase Program”) which authorizes us to repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions.  A total of 1.4 million shares of common stock were repurchased in the first quarter of 2010 at an average price of $1.12 per share for an aggregate purchase price of approximately $1.6 million, leaving approximately $7.6 million that may be used for future purchases.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
	(In thousands, except share and per share amounts)
January 1, 2010 to January 31, 2010	414,363	1.15	414,363	$8,701
February 1, 2010 to February 28, 2010	502,790	1.07	502,790	8,162
March 1, 2010 to March 31, 2010	522,200	1.14	522,200	7,568
Total	1,439,353	1.12	1,439,353

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 10, 2010	/s/ Steven H. Gatoff
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (5)
3.4	Amended and Restated Bylaws (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen stock certificate (4)
10.1	Description of 2010 Management Bonus Plan (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1) Filed as an exhibit to our Form 10-Q, filed November 13, 2003 (Commission No. 000- 50327), and incorporated herein by reference.

(2) Filed as an exhibit to our Form 10-Q, filed August 7, 2009 (Commission No. 000- 50327), and incorporated herein by reference.

(3) Filed as an exhibit to our Form 10-Q, filed August 11, 2008 (Commission No. 000- 50327), and incorporated herein by reference.

(4) Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.

(5) Filed as an exhibit to our Form 8-K, filed February 3, 2010 (Commission No. 000- 50327), and incorporated herein by reference.

(6) Incorporated by reference to the description contained in Item 5.02 of our Form 8-K, filed February 3, 2010 (Commission No. 000- 50327).