Form 10-Q
period 2010-08-06
IPASS INC
filed 2010-08-06
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 30, 2010 was 57,766,924.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

IPASS INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,853	$37,973
Short-term investments	—	3,799
Accounts receivable, net of allowance for doubtful accounts of $1,304 and $1,140, respectively	26,692	27,023
Prepaid expenses and other current assets	7,825	7,726
Total current assets	67,370	76,521
Property and equipment, net	4,768	5,044
Intangible assets, net	549	836
Other assets	7,351	7,162
Total assets	$80,038	$89,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,211	$15,179
Accrued liabilities	16,995	18,491
Deferred revenue, short-term	4,565	5,181
Total current liabilities	34,771	38,851
Deferred revenue, long-term	1,543	1,764
Other long-term liabilities	820	962
Total liabilities	37,134	41,577
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	58	62
Additional paid-in capital	210,921	214,056
Accumulated deficit	(168,075)	(166,132)
Total stockholders’ equity	42,904	47,986
Total liabilities and stockholders’ equity	$80,038	$89,563

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands, except share and per share amounts)
Revenues	$39,083	$43,704	$79,461	$88,346
Cost of revenues and operating expenses:
Network access costs	18,843	17,982	37,267	36,640
Network operations	7,000	7,542	14,328	15,233
Research and development	3,245	3,463	6,644	7,239
Sales and marketing	5,889	7,175	12,398	15,186
General and administrative	5,361	6,269	11,031	12,087
Restructuring charges	118	47	287	3,381
Amortization of intangible assets	77	345	287	690
Total operating expenses	40,533	42,823	82,242	90,456
Operating income (loss)	(1,450)	881	(2,781)	(2,110)
Interest income	20	174	37	428
Foreign exchange gains (losses) and other income (expenses)	245	(23)	618	(221)
Income (loss) before income taxes	(1,185)	1,032	(2,126)	(1,903)
Provision for (benefit from) income taxes	29	57	(183)	135
Net income (loss)	$(1,214)	$975	$(1,943)	$(2,038)

Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.03)	$(0.03)
Diluted	$(0.02)	$0.02	$(0.03)	$(0.03)
Number of shares used in per share calculations:
Basic	58,842,065	62,670,583	59,711,674	62,598,521
Diluted	58,842,065	62,826,686	59,711,674	62,598,521

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited, in thousands)
Cash flows from operating activities:
Net loss	$(1,943)	$(2,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	856	1,020
Amortization of intangible assets	287	690
Depreciation, amortization and accretion	1,770	2,416
Loss on disposal of property and equipment	3	6
Provision for doubtful accounts	607	968
Changes in operating assets and liabilities:
Accounts receivable	(276)	1,991
Prepaid expenses and other current assets	(99)	481
Other assets	489	(81)
Accounts payable	(1,929)	(1,090)
Accrued liabilities	(1,496)	(526)
Deferred revenues	(837)	(310)
Other liabilities	(142)	(255)
Net cash provided by (used in) operating activities	(2,710)	3,272
Cash flows from investing activities:
Purchases of short-term investments	—	(42,981)
Maturities of short-term investments	3,778	53,216
Purchases of property and equipment	(1,515)	(1,451)
Restricted cash pledged for letter of credit	(678)	—
Net cash provided by investing activities	1,585	8,784
Cash flows from financing activities:
Proceeds from issuance of common stock	163	90
Cash used in repurchase of common stock	(4,158)	—
Net cash provided by (used in) financing activities	(3,995)	90
Net increase (decrease) in cash and cash equivalents	(5,120)	12,146
Cash and cash equivalents at beginning of period	37,973	33,077
Cash and cash equivalents at end of period	$32,853	$45,223
Supplemental disclosures of cash flow information:
Net cash paid (refund) for taxes	$(994)	338
Accrued amounts for acquisition of property and equipment	633	111

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of iPass Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.  These Condensed Consolidated Financial Statements are to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain prior period amounts for the three and six months ended June 30, 2009 from the condensed consolidated statements of operations have been reclassified from network operations to general and administrative operating expenses to conform with the current period presentation.  The Company determined that certain internal IT costs were more appropriately classified as general and administrative costs rather than network operations cost.  The Company reclassified $0.6 million and $1.2 million from network operations to general administrative for the three and six months ended June 30, 2009.

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

The Company’s cash equivalents and investments are comprised primarily of money market funds and fixed income securities that are classified as available-for-sale and recorded at their fair value. In general, all highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents.  Investments with maturities of 12 months or less at the respective balance sheet dates are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. The Company generally obtains all pricing information from its investment manager and financial institutions.  As of June 30, 2010, all of the Company’s short-term investments had matured.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to the Consolidated Statement of Operations.

The fair value of these financial assets (excluding cash) and nonfinancial liabilities were determined using the following inputs at June 30, 2010:

	Fair Value Measurements at June 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Money market funds(1)	$25,748	$25,748	$—	$—
Total financial assets	$25,748	$25,748	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$1,432	$—	$—	$1,432
Total nonfinancial liabilities	$1,432	$—	$—	$1,432

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)
Lease liabilities were recorded at fair value and are included as liabilities in the Company’s consolidated balance sheet. The lease liability was recorded in connection with the lease abandonment plans implemented in the first quarter and fourth quarter of 2009 (see Note 5 for further discussion of the restructuring plan). Management made assumptions in determining the fair value of the lease liability. Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income through the end of the lease term. However, the assumption about when the Company will be able to sublease its facility is considered to be a significant unobservable input. Management considered 18 months to be a reasonable period of time to sublease its facilities based on current market trends.

The carrying amount of accounts receivable, prepaids and other assets, accounts payable and accrued liabilities, closely approximates fair value as of June 30, 2010 and December 31, 2009.

Note 3. Intangible Assets

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	June 30, 2010
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,152)	$223
Patent/Core technology	4-8 yrs	2,800	(2,496)	304
Maintenance agreements and certain relationships	5 yrs	400	(378)	22
Customer relationships	4-7 yrs	4,800	(4,800)	—
		$13,375	$(12,826)	$549

	December 31, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,101)	$274
Patent/Core technology	4-8 yrs	2,800	(2,428)	372
Maintenance agreements and certain relationships	5 yrs	400	(344)	56
Customer relationships	4-7 yrs	4,800	(4,666)	134
		$13,375	$(12,539)	$836

Amortization of intangible assets was approximately $0.1 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.3 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

Scheduled amortization of the remaining intangible assets is as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$141
2011	239
2012	169
$549

Note 4. Accrued Liabilities

Accrued liabilities consisted of:

	June 30, 2010	December 31, 2009
	(In thousands)
Accrued sales tax liabilities (1)	$5,003	$4,987
Accrued restructuring liabilities – current (2)	1,006	3,619
Accrued expenses	2,484	2,868
Accrued commissions payable	2,147	1,963
Customer overpayments	1,820	1,739
Accrued paid time off and other employee benefits	1,855	1,448
Other accrued liabilities	2,680	1,867
	$16,995	$18,491

(1)	See Note 6. Commitments and Contingencies
(2)	See Note 5. Accrued Restructuring

Note 5. Accrued Restructuring

In the fourth quarter of 2009, the Company announced a restructuring plan (the “Q4 2009 Plan”) to reduce its workforce by 78 positions, abandon certain additional facilities and terminate a contract obligation. During the year ended December 31, 2009, the Company recorded a restructuring charge of approximately $3.6 million related to the Q4 2009 Plan.  The lease terms for the abandoned facilities expire in February 2012.  All employee terminations were completed as of March 31, 2010 and the obligation for the terminated contract was paid during January 2010.  For the six months ended June 30, 2010, the Company incurred additional restructuring expense of $0.1 million related to the abandonment of facilities that were vacated in the first half of 2010.

In the first quarter of 2009, the Company announced a restructuring plan (the “Q1 2009 Plan”) to reduce its workforce by 68 positions across all functional areas and abandon certain facilities, for which the lease terms extend through April 30, 2015. The Company completed all employee terminations during the year ended December 31, 2009, and the Company recorded a total restructuring charge of approximately $4.3 million related to the Q1 2009 Plan.  In June 2010, the Company revised its sublease income and severance-related estimates and recorded an additional restructuring charge of approximately $0.1 million related to the Q1 2009 plan.

The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations.  Total remaining accretion related to the Q1 2009 Plan that is expected to be recognized through April 2015 is $0.2 million.

The Company recognized restructuring charges of approximately $10,000 and $0.1 million for the three and six months ended June 30, 2010, respectively, related to a facility abandoned and subleased as part of a restructuring plan announced prior to the Q1 2009 Plan.  As of June 30, 2010, the lease and sublease related to the abandoned facility had both expired.

The following is a summary of restructuring activities of the Q4 2009 and Q1 2009 Plans for the three and six months ended June 30, 2010:

Q4 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of March 31, 2010	$714	$70	$—	$784
Restructuring charges	15	(1)	—	14
Payments	(273)	(15)	—	(288)
Balance as of June 30, 2010	$456	$54	$—	$510

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$931	$1,116	$744	$2,791
Restructuring charges	137	(47)	(9)	81
Payments	(612)	(1,015)	(735)	(2,362)
Balance as of June 30, 2010	$456	$54	$—	$510

Q1 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of March 31, 2010	$1,354	$16	$—	$1,370
Restructuring charges	52	42	—	94
Payments	(132)	(18)	—	(150)
Balance as of June 30, 2010	$1,274	$40	$—	$1,314

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$1,515	$16	—	$1,531
Restructuring charges	74	42	—	116
Payments	(315)	(18)	—	(333)
Balance as of June 30, 2010	$1,274	$40	—	$1,314

Restructuring charges were approximately $0.1 million and $47,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.3 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, approximately $1.0 million of the restructuring liability was included in accrued liabilities and the remaining $0.8 million was included in long-term liabilities based on the Company's expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Note 6. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through October 2016. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of June 30, 2010 are as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$1,760
2011	3,436
2012	2,612
2013	2,366
2014	2,428
2015 and thereafter	1,467
$14,069

Included in the table above, are approximately $1.4 million in facility lease obligations, which are included in accrued restructuring liabilities, net of estimated sublease income and other costs.

The Company has contracts with certain network infrastructure, network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2012.  Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$2,678
2011	7,279
2012	535
$10,492

At June 30, 2010, the Company had no material commitments for capital expenditures.

Return of Capital

On November 3, 2009, the Company’s Board of Directors approved a $10.0 million stock repurchase program (the “2009 Repurchase Program”) that extends through March 31, 2011. In the event that any of the $10.0 million is not used to repurchase the Company’s common stock, the Company has agreed to dividend to stockholders the remaining portion by April 15, 2011.  As of June 30, 2010, the Company has a remaining balance of approximately $5.1 million that may be used for future purchases of stock under the 2009 Repurchase Program.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States.  In the prior year, the Company revised its estimates and accrued incremental sales tax for certain states as a result of an on-going sales and use tax audit.  Estimated sales tax liabilities, including interest and penalties of $1.6 million, were approximately $5.0 million as of June 30, 2010 and December 31, 2009.

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

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes any net income (loss) and unrealized gains (losses) on available-for-sale securities.

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net Income (loss)	$(1,214)	$975	$(1,943)	$(2,038)
Changes in unrealized gains (losses) on available-for- sale securities, net of related tax effects	—	(46)	—	(167)
Total comprehensive Income (loss)	$(1,214)	$929	$(1,943)	$(2,205)

 Note 8. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted daily average number of shares of common stock outstanding during the period. Participating securities are included in the weighted daily average number of shares outstanding in the computation of basic net income but are excluded in the computation of basic net loss.  The weighted daily average number of shares outstanding includes participating securities in the calculation of basic net income per share but are excluded from the calculation of basic net loss per share.  Diluted net income (loss) per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options and awards using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(1,214)	$975	$(1,943)	$(2,038)
Denominator:
Denominator for basic net income (loss) per common share weighted average shares outstanding	58,842,065	62,670,583	59,711,674	62,598,521
Effect of dilutive securities:
Options to purchase common stock	—	156,103	—	—
Restricted stock awards	—	—	—	—
Denominator for diluted net income (loss) per common share — adjusted weighted average shares outstanding	58,842,065	62,826,686	59,711,674	62,598,521
Basic net income (loss) per common share	$(0.02)	$0.02	$(0.03)	$(0.03)
Diluted net income (loss) per common share	$(0.02)	$0.02	$(0.03)	$(0.03)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	10,985,984	5,886,009	10,985,984	8,514,893
Unvested restricted stock awards, considered participating securities	1,030,570	—	1,030,570	903,902
Total	12,016,554	5,886,009	12,016,554	9,418,795

Note 9. Stock Repurchase

On November 3, 2009, the Company’s Board of Directors approved the 2009 Repurchase Program that extends through March 31, 2011. Under this program the Company may repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions.

Through June 30, 2010, the Company repurchased a total of approximately 4.2 million shares of common stock at an average price of $1.17 per share for an aggregate purchase price of $5.0 million, including broker fees of approximately $0.1 million.  During the second quarter of 2010, the Company repurchased a total of $2.5 million of stock and in the first quarter of 2010, the Company repurchased a total of $1.6 million of stock, leaving approximately $5.1 million that may be used for future repurchases of stock.  In the event that this $10.0 million repurchase program is not completed by March 31, 2011, the Company is required to distribute the remaining balance to stockholders in the form of a cash dividend by April 15, 2011.

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

Revenues generated in the United States accounted for approximately 62% of total revenues for each of the three and six months ended June 30, 2010 and 2009.  Revenue by country is determined by the location of the customer’s headquarters.  International revenue accounted for approximately 38% of total revenues for each of the three and six months ended June 30, 2010 and 2009.  Revenues in the Europe, Middle East and Africa (“EMEA”) region represented 30% and 29% of total revenues for the three months ended June 30, 2010 and 2009 and 30% for each of the six months ended June 30, 2010 and 2009.  Revenues in the Asia Pacific region represented 6% of total revenues for each of the three and six months ended June 30, 2010 and 2009.

No individual customer represented 10% or more of total revenues for the three or six months ended June 30, 2010 or 2009.  The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 9% and 10% of total revenues for the three months ended June 30, 2010 and 2009, respectively, and 9% and 10% of total revenues for the six months ended June 30, 2010 and 2009, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Our business consists of Enterprise Mobility Services (“EMS”) and Managed Network Services (“MNS”).  In January 2010, we launched our Open Mobile Platform, which is our new enterprise mobility management platform.

Our Enterprise Mobility Services help enterprises manage the networks, connections and devices used by their mobile workforce. These services are designed to help customers manage their mobility costs and provide improved visibility and control while making it easy for their end-users to connect to networks.  Our Managed Network Services for enterprise remote and branch office connectivity include site-to-site managed network services that combine service functions that include end-to-end Managed IP VPN, Visa-accredited PCI security solutions for retail and home gateway management for teleworkers.

We currently look at our EMS revenue in terms of the primary drivers of the business: (i) network revenue, (ii) platform revenue, and (iii) other EMS fees and revenue.  Beginning with the first quarter of 2010, we began presenting our EMS revenue results in this format to provide increased clarity into our business and visibility into the drivers of future growth and profitability among other benefits.  See “Sources of Revenue” below for a detailed discussion regarding EMS revenue.

With respect to user metrics, we currently look at a monthly monetized user metric (i.e., the number of paying users that we have in a month) as one measure of assessing the success of the business. We look at this monetized user metric for both the network and platform components of our Enterprise Mobility Services.  We began to report the key metric of Average Monthly Monetized Users beginning with the reporting of our results for the first quarter of 2010. The number of Average Monthly Monetized Users means the average number of users per month, during the quarter, for which a fee was billed by iPass to a customer for such users. We have provided this monetized user metric for both our EMS platform and EMS network offerings.

Key Corporate Objectives

Our corporate objectives include delivering our Open Mobile Platform, migrating existing customers and enrolling new customers onto our new Open Mobile Platform and increasing the number of average monthly monetized users of our services. For a detailed discussion regarding certain of our corporate objectives, see the section entitled “Our Strategy” under “Item 1A. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and the direction of our business in the first half of 2010.

Economic Conditions

While economic conditions have slightly improved over the past several months, the economic environment is still challenging and impacting the growth of our business.

On-going Development of our New Cloud-based Platform

We released the first version of our Open Mobile Platform in January 2010.  As of June 30, 2010, we had over 160 customers involved in a test program of the new platform and in the second quarter of 2010, we signed our first customers on to the Open Mobile platform, which we consider to be a good early indicator of interest in this new cloud-based platform.  We believe this new platform allows us to provide a compelling and value-focused set of integrated mobility offerings to the enterprise and to our channel and carrier partners. We believe that this new platform and its functionality is central to evolving our business model from a network access centric model to a business that sells enterprise mobility services via a cloud-based platform.

Continued Decline in Dial-up Revenue

In the first half of 2010 we experienced a continued significant decline in revenue from dial-up network services of approximately 57% as compared to the first half of 2009.  In the second quarter of 2010, we experienced a significant decline in revenue from dial-up network services of approximately 22%, compared to the first quarter of 2010, and a 57% decline compared to the second quarter of 2009.  This trend was primarily due to our customer’s continued migration from dial-up connections to faster broadband connections. We expect the trend of declining dial-up revenue to continue throughout 2010.

Decline in Minimum Commitment Revenue

We have enterprise customers who have signed contracts with us that obligate them to minimum revenue commitments.  Certain of these contracts are several years old and some of our customers are paying shortfall (contracted usage less actual usage) payments as a result of these minimum commitment terms.  These minimum commitment arrangements may not be economically sustainable for our customers.  As a result, we have experienced a number of customers negotiating decreased minimum commitments on a prospective basis and a decrease in the numbers of customers on contracts with minimum commitments.  We expect this trend to continue for the remainder of 2010.

Increased 3G Mobile Broadband Access Costs

In support of our network services, we have agreements with a number of domestic and international network service providers to provide 3G mobile broadband coverage for our enterprise customers.  In the first half of 2010, we experienced an increase in mobile data access costs of 17% as compared to the first half of 2009.  In the second quarter of 2010 we experienced an increase in mobile data access costs of 21%, compared to the first quarter of 2010, and a 22% increase compared to the second quarter of 2009.  The increase was primarily due to increased customer usage patterns.  We expect customer usage of our 3G network service to continue to increase in future periods.

Key Operating Metrics

Described below are key metrics that we use, among other metrics and measures, to evaluate our operating performance, and our success in transforming our business and driving future growth.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA as net loss plus interest income, income taxes, depreciation and amortization, amortization of stock compensation, and other infrequent and/or non-cash items. The following table reconciles Adjusted EBITDA to net loss, as set forth in the accompanying financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Adjusted EBITDA	$208	$2,774	$1,068	$5,100
Less:
Interest income	(20)	(174)	(37)	(428)
Provision for (benefit from) income taxes	29	57	(183)	135
Depreciation of property and equipment	822	1,104	1,751	2,340
Amortization of intangible assets	77	345	287	690
Stock-based compensation expense	346	420	856	1,020
Restructuring charges	118	47	287	3,381
Sales tax and other tax charges	50	—	50	—
Net loss	$(1,214)	$975	$(1,943)	$(2,038)

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

The following diagram provides the relationship and quantification of the company's Total Average Monthly Monetized Users for the second quarter of 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)
Average Number of Monthly Monetized Users	657	701	(6.3%)	670	703	(4.7%)
Network	209	243	(14.0%)	210	243	(13.8%)
Platform	586	610	(3.9%)	599	613	(2.3%)

The decrease in the average number of monthly monetized network users for the three and six months ended June 30, 2010 as compared to the same period in 2009 was due primarily to a decline in dial-up users, which was partially offset by an increase in 3G users.  The decrease in the platform users for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 was due primarily to a decline in users for which customers pay an annual business fee.

Monthly Order Value (“MOV”)

MOV is the average amount of new contractually committed monthly revenue over the term of the contract. We believe that MOV is a helpful metric in providing insight into how much incremental dollar value we contracted with customers in a period. Management uses MOV as an indicator of our success in signing new customers to contractual commitments and signing existing customers to higher contractual commitments.  During the quarters ended June 30, 2010 and 2009, MOV was approximately $0.4 million and $0.3 million, respectively.  During the six months ended June 30, 2010 and 2009, MOV was approximately $0.8 million and $0.7 million, respectively.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Network gross margin percentage is defined as total EMS network revenue plus MNS revenue less total network access costs divided by total EMS network revenue plus MNS revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Total Network Gross Margin	44.5%	53.0%	(8.5%)	46.0%	52.6%	(6.6%)

Continued revenue erosion of our higher margin dial-up revenue contributed 5.0% quarter over quarter and 5.6% year over year to the decline.  In a more competitive market for network connectivity, we continue to see renewal customers negotiating minimum commitment levels downward, adversely impacting contributions to network margin by 2.1% quarter over quarter and 1.9% year over year.  Wi-Fi and Hotel Ethernet contributions to overall network margin have decreased 0.9% quarter over quarter due to increased customer usage with revenue limited by customer flat rate pricing.  Year over year, 3G contributed a 0.7% benefit to network margin primarily on higher revenues generated by a larger installed customer base.  However, 3G margins are susceptible to the same flat rate revenue pressures as our Wi-Fi and Hotel Ethernet business, as much of our underlying costs are variable in nature and the margins can fluctuate period over period as usage patterns change, either seasonally or fundamentally.

Sources of Revenue

Beginning with the first quarter of 2010, we began reporting our revenue in a new manner that more closely reflects how management now views our business. We believe this new presentation provides visibility and is better aligned with our business drivers.  From a broad perspective, we are reporting and analyzing revenue under two primary offerings: Enterprise Mobility Services and Managed Network Services.

Within our Enterprise Mobility Services, we are presenting revenue from three areas: (i) network revenue, (ii) platform revenue, and (iii) other EMS fees and revenue.  EMS network revenue consists of revenue primarily from the sale of access to our network of hotel Ethernet, Wi-Fi hotspots and mobile broadband services such as 3G and narrowband access technologies, such as modem dial-up. Network revenues are derived primarily from two types of usage based fee structures; consumption based, which is actual network usage and flat rate per user per month fee structure.  EMS network revenue also includes minimum commitment shortfall revenue. Platform revenue consists of revenues derived from the following services: iPassConnect client fees, Open Mobile Platform fees and other client/platform related fees.  Other EMS fees and revenue includes device management fees, professional services and other mobility-related fees and services.

Our MNS revenues are derived from the delivery of connectivity services offered to enterprise customers primarily through our iPass Branch Office and iPass Retail Office services. These revenues are based on monthly flat fee contracts bundled with certain other upfront fees including, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees.

New Revenue Reporting Presentation	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Enterprise Mobility Services	$32,454	$36,544	$65,972	$74,136
Network Revenue	27,330	31,122	55,461	63,036
Platform Revenue	3,812	3,699	7,552	7,500
Other EMS Fees and Revenue	1,312	1,723	2,959	3,600
Managed Network Services	6,629	7,160	13,489	14,210
Total Revenue	$39,083	$43,704	$79,461	$88,346

Legacy Presentation of Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Broadband	$27,322	$27,482	$54,575	$54,163
Wi-Fi and Hotel Ethernet	15,593	15,900	31,087	31,522
Managed Network Services	6,629	7,160	13,489	14,210
3G Mobile Broadband	5,100	4,422	9,999	8,431
Dial-up	2,060	4,595	4,526	10,452
Services and Fees	9,701	11,627	20,360	23,731
Total Revenue	$39,083	$43,704	$79,461	$88,346

In subsequent quarters, we will no longer provide our revenue using the legacy revenue presentation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, sales tax, stock-based compensation and allowance for doubtful accounts.

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010		2009
	(In thousands, except percentages)
Enterprise Mobility Services (“EMS”)	$32,454		$36,544	$65,972		$74,136
Network Revenue	27,330		31,122	55,461		63,036
Platform Revenue	3,812		3,699	7,552		7,500
Other EMS fees and revenues	1,312		1,723	2,959		3,600

As a percentage of total revenue	83.0%		83.6%	83.0%		83.9%
Change	$(4,090)			$(8,164)
Percent change	(11.2%	)		(11.0%	)

Managed Network Services (“MNS”)	$6,629		$7,160	$13,489		$14,210

As a percentage of total revenue	17.0%		16.4%	17.0%		16.1%
Change	(531)			(721)
Percent change	(7.4%	)		(5.1%	)

Total revenue	$39,083		$43,704	$79,461		$88,346
Change	(4,621)			(8,885)
Percent change	(10.6%	)		(10.1%	)

International revenues, which are revenues generated from customers domiciled outside the United States, accounted for approximately 38% of total revenues for each of the three and six months ended June 30, 2010 and 2009.  Revenues in the Europe, Middle East and Africa (“EMEA”) region represented 30% and 29% of total revenues for the three months ended June 30, 2010 and 2009, respectively, and 30% for each of the six months ended June 30, 2010 and 2009.  Revenues in the Asia Pacific region represented 6% of total revenues for each of the three and six months ended June 30, 2010 and 2009.  The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 9% and 10% of total revenues for the three months ended June 30, 2010 and 2009, respectively, and 9% and 10% of total revenues for the six months ended June 30, 2010 and 2009, respectively.  No individual customer represented 10% or more of total revenues for the three or six months ended June 30, 2010 or 2009.

Enterprise Mobility Services

Enterprise Mobility Services revenue consists of three components: (i) network revenue, (ii) platform revenue, and (iii) other EMS fees and revenues.

Network Revenue

The decline in network revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily driven by a $2.7 million decline in dial-up revenue and a $1.4 million decline in minimum commitment revenue, partially offset by an approximately $0.6 million increase in 3G revenue.  The decline in network revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was driven primarily by a $6.0 million decline in dial-up revenue and a $2.6 million decline in minimum commitment revenue, offset in part, by an approximately $1.5 million increase in 3G revenue.

The decrease in dial-up revenues was driven by a 56% decline due to combination of users and usage for both the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.  The continued anticipated decline in dial-up revenue is primarily the result of dial-up customers migration to alternative technologies. The decline in minimum monthly commitment revenue was due to terminations and customers renewing their agreements at lower minimum commit levels.  Dial and minimum commitment revenues are expected to decline for the remainder of 2010.

Platform Revenue

Platform revenue was relatively consistent for the three and six months ended June 30, 2010 and 2009.

Other EMS Fees and Revenues

The decrease in other EMS fees and revenues for the three and six months ended June 30, 2010 was primarily driven by a decline in end of life fees as customers migrate to current versions of the iPass solutions.  We charge customers end of life fees if they remain on old versions of our solutions.

Managed Network Services

The decrease in managed network services revenue for the three and six months ended June 30, 2010 was primarily due to customer terminations and store consolidations in our retail customer base as well as reductions in home office locations.  We experienced a decline in revenue from the legacy home office product, which has been a trend over the last several quarters as customers have moved away from providing these services to their home based workers. We expect this trend to level off for the remainder of 2010.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access, principally by the minute, which we pay to our network service providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Network access costs	$18,843	$17,982	$37,267	$36,640
As a percent of total revenue	48.2%	41.1%	46.9%	41.5%
Change	$861		$627
Percentage change	4.8%		1.7%

Reductions in costs on lower dial usage of $0.6 million and $1.3 million for the three and six months ended June 30, 2010 and 2009, respectively, were more than offset by higher usage patterns in our Wi-Fi and Hotel Ethernet of $0.9 million and $1.0 million, and 3G usage of $0.8 million and $1.2 million for the three and six months ended June 30, 2010 and 2009, respectively.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality, outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Network operations expenses	$7,000	$7,542	$14,328	$15,233
As a percent of total revenue	17.9%	17.3%	18.0%	17.2%
Change	$(542)		$(905)
Percentage change	(7.2%)		(5.9%)

The decrease in network operations expenses for the three and six months ended June 30, 2010 compared to the same periods in 2009 is primarily due to targeted spending reductions and the restructuring plans implemented in 2009.  As a result, for the three and six months ended June 30, 2010, employee compensation and benefits decreased $0.3 million and $0.4 million, respectively, co-location network expense and licensing fees decreased by $0.3 million and $0.8 million, respectively, depreciation expense decreased by $0.2 million and $0.4 million, respectively, and stock compensation expense decreased by $0.2 million and $0.3 million, respectively, compared to the same periods of 2009.  These decreases are offset, in part, by a $0.7 million and $1.0 million increase in mobile data card hardware cost for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively.  The remaining portion of the decrease is related to individually insignificant items.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Research and development expenses	$3,245	$3,463	$6,644	$7,239
As a percent of total revenue	8.3%	7.9%	8.4%	8.2%
Change	$(218)		$(595)
Percentage change	(6.3%)		(8.2%)

The decrease in research and development expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to an approximately $0.1 million decline in consulting expenses and an approximately $0.1 million lower stock compensation expense.  The remaining portion of the decrease is related to individually insignificant items.

The decrease in research and development expenses for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to an approximately $0.3 million decline in consulting expenses and an approximately $0.2 million decline in compensation and related expenses.  The remaining portion of the decrease is related to individually insignificant items.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Sales and marketing expenses	$5,889	$7,175	$12,398	$15,186
As a percent of total revenue	15.1%	16.4%	15.6%	17.2%
Change	$(1,286)		$(2,788)
Percentage change	(17.9%)		(18.4%)

The decrease in sales and marketing expenses for the three and six months ended June 30, 2010 compared to the same periods in 2009 is primarily due to headcount reductions, international facility consolidations and targeted spending reductions as well as the restructuring plans implemented in 2009. For the three and six month periods ended June 30, 2010, compensation and consulting expenses decreased $1.1 million and $2.0 million, respectively, and marketing program spending decreased $0.3 million and $0.7 million, respectively, compared to the same periods of 2009. These decreases are offset, in part, by a $0.4 million and $0.3 million increase in stock compensation expense for the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year. The remaining portion of the decrease is related to individually insignificant items.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
General and administrative expenses	$5,361	$6,269	$11,031	$12,087
As a percent of total revenue	13.7%	14.3%	13.9%	13.7%
Change	$(908)		$(1,056)
Percentage change	(14.5%)		(8.7%)

The decrease in general and administrative expenses was primarily due to a decrease of approximately $0.8 million in professional fees for both the three and six months ended June 30, 2010 compared to the same periods in the prior year, primarily related to a proxy contest in connection with our 2009 annual stockholders meeting, the settlement of which occurred on June 2, 2009.  The additional decrease resulted from a reduction of bad debt expense of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year.

Restructuring Charges

In the fourth quarter of 2009, we announced a restructuring plan (the “Q4 2009 Plan”) to reduce our workforce by 78 positions, abandon certain additional facilities and terminate a contract obligation. During the year ended December 31, 2009, we recorded a restructuring charge of approximately $3.6 million related to the Q4 2009 Plan.  The lease terms for the abandoned facilities expire in February 2012.  All employee terminations were completed as of March 31, 2010 and the obligation for the terminated contract was paid during January 2010.  For the six months ended June 30, 2010, we incurred additional restructuring expense of $0.1 million related to the abandonment of facilities that were vacated in 2010.

In the first quarter of 2009, we announced a restructuring plan (the “Q1 2009 Plan”) to reduce our workforce by 68 positions across all functional areas and abandon certain facilities, for which the lease terms extend through April 30, 2015. We completed all employee terminations during the year ended December 31, 2009 and recorded a total restructuring charge of approximately $4.3 million related to the Q1 2009 Plan.  In June 2010, we revised our sublease income and severance-related estimates and recorded an additional restructuring charge of approximately $0.1 million related to the Q1 2009 plan.

The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Condensed Consolidated Statements of Operations.  Total remaining accretion related to the Q1 2009 Plan that is expected to be recognized through April 2015 is $0.2 million.

We recognized restructuring charges of approximately $10,000 and $0.1 million for the three and six months ended June 30, 2010, respectively, related to a facility abandoned and subleased as part of a restructuring plan announced prior to the Q1 2009 Plan.  As of June 30, 2010, the lease and sublease related to the abandoned facility had both expired.

The following is a summary of restructuring activities of the Q4 2009 and Q1 2009 Plans for the three and six months ended June 30, 2010:

Q4 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of March 31, 2010	$714	$70	$—	$784
Restructuring charges	15	(1)	—	14
Payments	(273)	(15)	—	(288)
Balance as of June 30, 2010	$456	$54	$—	$510

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$931	$1,116	$744	$2,791
Restructuring charges	137	(47)	(9)	81
Payments	(612)	(1,015)	(735)	(2,362)
Balance as of June 30, 2010	$456	$54	$—	$510

Q1 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of March 31, 2010	$1,354	$16	$—	$1,370
Restructuring charges	52	42	—	94
Payments	(132)	(18)	—	(150)
Balance as of June 30, 2010	$1,274	$40	$—	$1,314

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$1,515	$16	$—	$1,531
Restructuring charges	74	42	—	116
Payments	(315)	(18)	—	(333)
Balance as of June 30, 2010	$1,274	$40	$—	$1,314

Restructuring charges were approximately $0.1 million and $47,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.3 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, approximately $1.0 million of the restructuring liability was included in accrued liabilities and the remaining $0.8 million was included in long-term liabilities based on our expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.1 million and $0.3 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  Some of our intangible assets have reached the end of their estimated useful lives in the first quarter of 2010, resulting in the reductions.

We expect that total operating expenses will decrease in the third quarter of 2010 primarily driven by the lower network access costs associated with the anticipated network revenue decline.  The decrease in network access costs will be partly offset by certain one-time non-recurring charges mainly relating to employee severance.

Non-Operating Expenses

Interest Income

Interest income includes primarily interest income on cash, cash equivalents, and short-term investment balances.  Interest income was $20,000 and $0.2 million for the three months ended June 30, 2010 and 2009, respectively and $37,000 and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.  The decline in interest income was primarily due to a decrease in funds available for investment after the return of capital to our stockholders in the third and fourth quarters of 2009 and common stock repurchases starting in the fourth quarter of 2009 and continuing through the second quarter of 2010. As of June 30, 2010, all of our short-term investments had matured.

Foreign Exchange Gains (Losses) and Other Income (Expenses)

Foreign exchange gains (losses) and other income (expenses) include primarily realized and unrealized gains and losses on foreign currency transactions.  Foreign currency exchange rates fluctuations impact the re-measurement of certain assets and liabilities and generate unrealized foreign exchange gains or losses. In addition, certain of our network access costs are invoiced in currencies other than U.S. dollars. The transactional settlement of these outstanding invoices and other cross-currency transactions generates realized foreign exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment.  For the three months ended June 30, 2010 and 2009, we recorded foreign exchange gains of $0.2 million and losses of $11,000, respectively and $0.6 million gain and $0.2 million loss for the six months ended June 30, 2010 and 2009, respectively.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $29,000 and a benefit from income taxes of $0.2 million for the three and six months ended June 30, 2010 as compared to a provision for income taxes of $0.1 million for both the three and six months ended June 30, 2009.  The provision for income taxes recorded in the three months ended June 30, 2010 primarily relates to foreign taxes on expected profits in the foreign jurisdictions, and the benefit from income taxes recorded in the six months ended June 30, 2010 primarily relates to settlement of the federal income tax audit of $0.3 million, less foreign taxes on expected profits in the foreign jurisdictions of $0.1 million.  The provision for income taxes recorded in the three and six months ended June 30, 2009 primarily related to foreign taxes on expected profits in the foreign jurisdictions.  The effective tax rate was 2.5% and (8.6%) for the three and six months ended June 30, 2010, respectively, and 5.5% and 7.1% for the three and six months ended June 30 2009, respectively.

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$32,853	$37,973	$(5,120)
Short-term investments	—	3,799	(3,799)

Total	$32,853	$41,772	$(8,919)

As a percent of total assets	41%	47%

Sources of Cash

We have historically relied on existing cash and cash flow from operations for our liquidity needs. Key sources of cash are provided by operations, existing cash and cash equivalents. We use a professional investment management firm to manage a large portion of our invested cash. The portfolio is invested primarily in money market accounts. While our existing cash and cash equivalents may decline during the remainder of 2010 as a result of our planned use of cash for the stock repurchase program and the potential payment of state sales tax liabilities, we believe that based on our current business plan, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Uses of Cash

Our principal use of cash in six months ended June 30, 2010 was for common stock repurchases, restructuring expenses, purchases of property and equipment, payroll-related expenses, general operating expenses including marketing, travel and office rent, and network access costs.

Stock Repurchases. In November 2009, we announced a stock repurchase program which authorizes the repurchase up to $10.0 million of outstanding common stock on the open market or through negotiated transactions. In the event that this $10.0 million stock repurchase program is not completed by March 31, 2011, we are obligated to dividend to stockholders any remaining balance by April 15, 2011.  In the first half of 2010 we repurchased a total of 3.4 million shares of common stock for an aggregate purchase price of approximately $4.2 million, including broker fees of approximately $0.1 million.

Restructuring. In the first quarter of 2009, we announced the Q1 2009 plan in order to reduce our operating costs and focus our resources on key strategic priorities. In the fourth quarter of 2009 we announced the Q4 2009 plan to align our cost structure and improve operating efficiencies. Cash used for restructuring activities during the six months ended June 30, 2010 was approximately $3.0 million.

Cash Flows

Operating Activities. Net cash used for operating activities in the six months end June 30, 2010 was $2.7 million, primarily as a result of the use of approximately $3.0 million for payout of severance, facility lease payments and a contract termination related to our Q1 2009 and Q4 2009 Plans.

Investing Activities. Net cash provided by investing activities in the six months ended June 30, 2010 was $1.6 million, primarily relates to net sales and maturities of short-term investments of $3.8 million offset by $1.5 million of cash used for the purchases of property and equipment and restricted cash pledged for letter of credit of $0.7 million.

Financing Activities. Net cash used in financing activities in the three months ended June 30, 2010 was $4.0 million, primarily due to the repurchases of common stock of $4.2 million, including broker fees of approximately $0.1 million.

Contractual Commitments

Our contractual commitments at June 30, 2010, were not materially different from those at December 31, 2009.

Off-Balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain costs of the company, primarily overseas network access costs, are denominated in foreign currencies such as the Euro, British Pound and Indian Rupee. Although we currently bill substantially all of our revenue in U.S. Dollars, our financial results could be affected by factors such as changes in foreign currency exchange rates and/or weak economic conditions in foreign markets. Further, a strengthening of the U.S. Dollar could make the pricing of our services less competitive in foreign markets and therefore, could reduce our revenues.  We do not engage in hedging foreign exchange risk.  For the three months ended June 30, 2010 and 2009, we recorded foreign exchange gains of $0.2 million and losses of $11,000, respectively.  For the six months ended June 30, 2010 and 2009, we recorded foreign exchange gains of $0.6 million and losses of $0.2 million, respectively.

Interest Rate Sensitivity

All of our investments as of June 30, 2010, are comprised of cash equivalents which are not subject to interest rate sensitivity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

 Item 1A. Risk Factors

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010, have not substantively changed and to which is added the following:

If key Wi-Fi venues offer “no charge” Internet access, our revenues could be negatively affected.

We derive a significant portion of our network revenue from providing Wi-Fi access in certain key venues (e.g., hotels, airports and cafes). In general, these venues charge their customers for Wi-Fi access. If these venues begin offering Wi-Fi access at no charge, the amount we can charge our customers for Wi-Fi access at these venues will decrease significantly or we may not charge our customers for Wi-Fi access at these venues. For example, Starbucks and certain airports in the United States have recently ceased charging their customers for Wi-Fi access and we have experienced reduced revenues as a result. If this trend continues at other key Wi-Fi venues, our revenues and operating results may be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2009, iPass announced that its Board of Directors approved a stock repurchase program (the “2009 Repurchase Program”) which authorizes us to repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions.  A total of approximately 4.2 million share of common stock were repurchased through June 30, 2010 at an average price of $1.17 per share for an aggregate purchase price of approximately $5.0 million, including broker fees of approximately $0.1 million, leaving approximately $5.1 million that may be used for future purchases of stock.  The 2009 Repurchase Program extends through March 31, 2011.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
	(In thousands, except share and per share amounts)
April 1, 2010 to April 30, 2010	892,090	$1.29	892,090	$6,416
May 1, 2010 to May 31, 2010	703,202	1.19	703,202	5,583
June 1, 2010 to June 30, 2010	393,037	1.16	393,037	$5,126
Total	1,988,329	$1.23	1,988,329

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 6, 2010	/s/ Steven H. Gatoff
Steven H. Gatoff Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

 INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (5)
3.4	Amended and Restated Bylaws (3)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Specimen stock certificate (4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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