Form 10-Q
period 2010-09-30
IPASS INC
filed 2010-11-05
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2010 was 57,647,704

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,114	$37,973
Short-term investments	—	3,799
Accounts receivable, net of allowance for doubtful accounts of $1,761 and $1,140, in 2010 and 2009 respectively	23,604	27,023
Prepaid expenses and other current assets	8,210	7,726

Total current assets	65,928	76,521
Property and equipment, net	4,852	5,044
Intangible assets, net	473	836
Other assets	7,430	7,162

Total assets	$78,683	$89,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,835	$15,179
Accrued liabilities	18,057	18,491
Deferred revenue, short-term	4,506	5,181

Total current liabilities	35,398	38,851
Deferred revenue, long-term	1,912	1,764
Other long-term liabilities	895	962

Total liabilities	38,205	41,577

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	58	62
Additional paid-in capital	210,401	214,056
Accumulated deficit	(169,981)	(166,132)

Total stockholders’ equity	40,478	47,986

Total liabilities and stockholders’ equity	$78,683	$89,563

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited, in thousands, except share and per share amounts)
Revenues	$38,058	$42,555	$117,519	$130,901
Cost of revenues and operating expenses:
Network access costs	17,338	17,610	54,605	54,250
Network operations	6,544	7,551	20,872	22,784
Research and development	3,566	3,597	10,210	10,836
Sales and marketing	5,916	8,037	18,314	23,223
General and administrative	5,793	10,316	16,824	22,403
Restructuring charges	179	920	466	4,301
Amortization of intangible assets	76	345	363	1,035

Total operating expenses	39,412	48,376	121,654	138,832

Operating loss	(1,354)	(5,821)	(4,135)	(7,931)
Interest income	22	103	59	531
Foreign exchange gains (losses) and other income (expenses)	(478)	(372)	140	(593)

Loss before income taxes	(1,810)	(6,090)	(3,936)	(7,993)
Provision for (benefit from) income taxes	96	32	(87)	167

Net loss	$(1,906)	$(6,122)	$(3,849)	$(8,160)

Basic and diluted net loss per share	$(0.03)	$(0.10)	$(0.07)	$(0.13)
Number of shares used in per share calculations:	57,615,067	61,901,324	58,930,806	61,988,957

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited, in thousands)
Cash flows from operating activities:
Net loss	$(3,849)	$(8,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	1,245	2,005
Amortization of intangible assets	363	1,035
Depreciation, amortization and accretion	2,536	3,524
Provision for doubtful accounts	1,060	1,177
Other	3	10
Changes in operating assets and liabilities:
Accounts receivable	2,359	4,681
Prepaid expenses and other current assets	(484)	(646)
Other assets	410	281
Accounts payable	(1,720)	(2,732)
Accrued liabilities	(434)	2,508
Deferred revenues	(527)	(560)
Other liabilities	(67)	712

Net cash provided by operating activities	895	3,835

Cash flows from investing activities:
Purchases of short-term investments	—	(42,981)
Maturities of short-term investments	3,778	64,697
Purchases of property and equipment	(2,950)	(1,756)
Restricted cash pledged for letter of credit	(678)	—

Net cash provided by investing activities	150	19,960

Cash flows from financing activities:
Proceeds from issuance of common stock	223	118
Payment of cash dividends	—	(19,918)
Cash used to repurchase common stock	(5,127)	—

Net cash used in financing activities	(4,904)	(19,800)

Net (decrease) increase in cash and cash equivalents	(3,859)	3,995
Cash and cash equivalents at beginning of period	37,973	33,077

Cash and cash equivalents at end of period	$34,114	$37,072

Supplemental disclosures of cash flow information:
Net cash paid (refund) for taxes	$(906)	$467
Accrued amounts for acquisition of property and equipment	48	105

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of iPass Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These Condensed Consolidated Financial Statements are to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

At September 30, 2010, substantially all of the Company’s cash was held in the form of deposits and money market funds. As of December 31, 2009, the Company’s cash equivalents and investments are comprised primarily of money market funds and fixed income securities that are classified as available-for-sale and recorded at their fair value. In general, all highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities of 12 months or less at the respective balance sheet dates are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. The Company generally obtains all pricing information from its investment manager and financial institutions.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to the Consolidated Statement of Operations.

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of these financial assets (excluding cash) and nonfinancial liabilities was determined using the following inputs at September 30, 2010:

	Fair Value Measurements at September 30, 2010
	Total	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Money market funds(1)	$21,766	$21,766	$—	$—

Total financial assets	$21,766	$21,766	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$1,129	$—	$—	$1,129

Total nonfinancial liabilities	$1,129	$—	$—	$1,129

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Lease liabilities were recorded at fair value and are included as liabilities in the Company’s consolidated balance sheet. The lease liability was recorded in connection with the lease abandonment plans implemented in the first quarter and fourth quarter of 2009 (see Note 5 for further discussion of the restructuring plan). Management made assumptions in determining the fair value of the lease liability. Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income through the end of the lease term. However, the assumption about when the Company will be able to sublease its facility is considered to be a significant unobservable input. Management consideres 18 months to be a reasonable period of time to sublease its facilities based on current market trends.

The carrying amount of accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, closely approximates fair value as of September 30, 2010 and December 31, 2009.

Note 3. Intangible Assets

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized:

	September 30, 2010
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,177)	$198
Patent and core technology	4-8 yrs	2,800	(2,530)	270
Maintenance agreements and certain relationships	5 yrs	400	(395)	5
Customer relationships	4-7 yrs	4,800	(4,800)	—

		$13,375	$(12,902)	$473

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Intangibles:
Existing technology	4-8 yrs	$5,375	$(5,101)	$274
Patent and core technology	4-8 yrs	2,800	(2,428)	372
Maintenance agreements and certain relationships	5 yrs	400	(344)	56
Customer relationships	4-7 yrs	4,800	(4,666)	134

		$13,375	$(12,539)	$836

Amortization of intangible assets was approximately $0.1 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.4 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Scheduled amortization of the remaining intangible assets is as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$65
2011	239
2012	169

$473

Note 4. Accrued Liabilities

Accrued liabilities consisted of:

	September 30, 2010	December 31, 2009
	(In thousands)
Accrued sales tax liabilities (1)	$5,049	$4,987
Accrued restructuring liabilities – current (2)	831	3,619
Accrued expenses	2,816	2,868
Accrued commissions and bonuses payable	2,568	1,963
Amounts due to customers	1,927	1,739
Accrued paid time off and other employee benefits	1,972	1,448
Other accrued liabilities	2,894	1,867

	$18,057	$18,491

(1)	See Note 6. Commitments and Contingencies
(2)	See Note 5. Accrued Restructuring

Note 5. Accrued Restructuring

In the fourth quarter of 2009, the Company announced a restructuring plan (the “Q4 2009 Plan”) to reduce its workforce by 78 positions, abandon certain additional facilities and terminate a contract obligation. During the year ended December 31, 2009, the Company recorded a restructuring charge of approximately $3.6 million related to the Q4 2009 Plan. The lease terms for the abandoned facilities expire in February 2012. All employee terminations were completed as of March 31, 2010 and the obligation for the terminated contract was paid during January 2010. For the nine months ended September 30, 2010, the Company incurred additional restructuring expense of $0.1 million related to the abandonment of facilities that were vacated in the first half of 2010.

In the first quarter of 2009, the Company announced a restructuring plan (the “Q1 2009 Plan”) to reduce its workforce by 68 positions across all functional areas and abandon certain facilities, for which the lease terms extend through April 30, 2015. The Company completed all employee terminations during the year ended December 31, 2009, and the Company recorded a total restructuring charge of approximately $4.3 million related to the Q1 2009 Plan. In June 2010, the Company revised its sublease income and severance-related estimates and recorded an additional restructuring charge of approximately $0.1 million related to the Q1 2009 plan. The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations. Total remaining accretion related to the Q1 2009 Plan that is expected to be recognized through April 2015 is $0.2 million. During the three months ended September 30, 2010, the Company incurred additional restructuring expense of approximately $0.2 million, substantially all of which related to the settlement of severance with employees terminated as part of the Q1 2009 plan.

The Company recognized restructuring charges of approximately $0 and $0.1 million for the three and nine months ended September 30, 2010, respectively, related to a facility abandoned and subleased as part of a restructuring plan announced prior to the Q1 2009 Plan. As of September 30, 2010, the lease and sublease related to the abandoned facility had both expired.

The following is a summary of restructuring activities of the Q4 2009 and Q1 2009 Plans for the three and nine months ended September 30, 2010:

Q4 2009 Plan

Three months ended September 30, 2010

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of June 30, 2010	$456	$54	$—	$510
Restructuring charges	—	—	—
Payments	(203)	(7)	—	(210)

Balance as of September 30, 2010	$253	$47	$—	$300

Nine months ended September 30, 2010

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$931	$1,116	$744	$2,791
Restructuring charges	137	(47)	(9)	81
Payments	(815)	(1,022)	(735)	(2,572)

Balance as of September 30, 2010	$253	$47	$—	$300

Q1 2009 Plan

Three months ended September 30, 2010

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of June 30, 2010	$1,274	$40	$—	$1,314
Restructuring charges	8	169	—	177
Payments	(108)	(108)	—	(216)

Balance as of September 30, 2010	$1,174	$101	$—	$1,275

Nine months ended September 30, 2010

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
	(In thousands)
Balance as of December 31, 2009	$1,515	$16	—	$1,531
Restructuring charges	82	210	—	292
Payments	(423)	(125)	—	(548)

Balance as of September 30, 2010	$1,174	$101	—	$1,275

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring charges were approximately $0.2 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.5 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, approximately $0.8 million of the restructuring liability was included in accrued liabilities and the remaining $0.7 million was included in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Note 6. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through October 2016. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of September 30, 2010 are as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$758
2011	3,120
2012	2,237
2013	1,932
2014	1,995
2015 and thereafter	961

$11,003

Included in the table above, are approximately $1.1 million in facility lease obligations, which are included in accrued restructuring liabilities, net of estimated sublease income and other costs.

The Company has contracts with certain network infrastructure, network service and mobile data providers which have minimum purchase commitments that expire on various dates through June 2012. Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	(In thousands)
Remaining 2010	$1,571
2011	6,371
2012	1,032

$8,974

Return of Capital

On November 3, 2009, the Company’s Board of Directors approved a $10.0 million stock repurchase program (the “2009 Repurchase Program”) that extends through March 31, 2011. In the event that any of the $10.0 million is not used to repurchase the Company’s common stock, the Company has agreed to dividend to stockholders the remaining portion by April 15, 2011. As of September 30, 2010, the Company has a remaining balance of approximately $4.2 million that may be used for future purchases of common stock under the 2009 Repurchase Program.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States. In 2009, the Company revised its estimates and accrued incremental sales tax for certain states as a result of an on-going sales and use tax audit. Estimated incremental sales tax liabilities, including interest and penalties of $1.7 million, were approximately $5.0 million as of September 30, 2010 and December 31, 2009.

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

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. Certain indemnification agreements may not be subject to maximum loss clauses. If the potential loss from any indemnification claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. To date, claims under such indemnification provisions have not been significant.

Note 7. Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes any net loss and unrealized gains (losses) on available-for-sale securities.

Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(1,906)	$(6,122)	$(3,849)	$(8,160)
Changes in unrealized losses on available-for- sale securities, net of related tax effects	—	(37)	—	(204)

Total comprehensive loss	$(1,906)	$(6,159)	$(3,849)	$(8,364)

Note 8. Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted daily average number of shares of common stock outstanding during the period. Diluted net loss per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares from the issuance of stock options and awards using the treasury-stock method. As the Company was in a net loss position for all periods presented, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes antidilutive securities, including participating securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(1,906)	$(6,122)	$(3,849)	$(8,160)

Denominator:
Denominator for basic and diluted net loss per common share Weighted average shares outstanding	57,615,067	61,901,324	58,930,806	61,988,957
Basic and diluted net loss per common share	$(0.03)	$(0.10)	$(0.07)	$(0.13)

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	10,570,889	9,057,996	10,570,889	9,057,996
Unvested restricted stock awards, considered participating securities	928,970	967,512	928,970	967,512

Total	11,499,859	10,025,508	11,499,859	10,025,508

Note 9. Stock Repurchase

On November 3, 2009, the Company’s Board of Directors approved the 2009 Repurchase Program that extends through March 31, 2011. Under this program the Company may repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions.

During the nine months ended September 30, 2010, the Company repurchased a total of $5.0 million of stock. From inception of the 2009 Repurchase Program through September 30, 2010, the Company repurchased a total of approximately 5.0 million shares of common stock at an average price of $1.17 per share for an aggregate purchase price of $5.8 million, excluding broker fees of approximately $0.1 million.

Note 10. Segment and Geographical Information

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income or loss.

During the third quarter, new segment information is being provided to the CODM to aid in allocating resources and assessing performance. As such, effective September 30, 2010, the Company is reporting two operating segments: Enterprise Mobility Services (“EMS”) and Managed Network Services (“MNS”). Prior to the third quarter of fiscal 2010, iPass reported one segment.

The Company’s Enterprise Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The Company’s Managed Network Services Segment involves enterprise remote and branch office connectivity.

The Company evaluates performance and allocates resources based on segment profit or loss from operations before income taxes, not including amortization of intangibles, restructuring and sales tax, penalties and interest. The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to respective segments. In addition to direct costs, each segment has indirect costs. Indirect costs that are allocated to each segment, include certain costs of facilities, certain employee benefits and payroll tax expenses, and certain additional shared services in management, finance, legal, human resources, and information technology. The methodology used to allocate indirect costs are headcount, salaries and segment revenue contribution. The total operating costs allocated to each segment for the three months and nine months ended September 30, 2010 was $39.1million and $120.5 million, respectively and for the three months and nine months ended September 30, 2009 was $42.4 million and $128.7 million, respectively. The Company does not allocate to its reportable segments amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and sales tax penalties and interest. By definition, segment operating income excludes interest income, foreign exchange gains and losses, and income taxes.

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue and operating income (loss) for each reportable segment for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Net Revenue	Total Segment Operating Income (Loss)	Net Revenue	Total Segment Operating Income (Loss)
2010
Enterprise Mobility Services	$31,227	(430)	$97,199	$(1,864)
Managed Network Services	6,831	(577)	20,320	(1,140)

Total Segment	$38,058	(1,007)	$117,519	$(3,004)

2009
Enterprise Mobility Services	$35,510	$269	$109,646	$2,635
Managed Network Services	7,045	(76)	21,255	(481)

Total Segment	$42,555	$193	$130,901	$2,154

There are no intersegment sales or transfers. Prior-period amounts have been adjusted retrospectively to reflect the new segment reporting.

Total EMS and MNS segment assets as of September 30, 2010 were approximately $70.3million and $8.4 million, respectively and EMS and MNS segment assets as of December 31, 2009 were approximately $82.2 million and $7.4 million, respectively.

Depreciation allocated to the EMS segments for the three months and nine months ended September 30, 2010 was $0.7 million and $2.3 million, respectively and $1.0 and $3.2 million for the same periods in the prior year. Depreciation allocated to the MNS segments for the three months and nine months ended September 30, 2010 was $0.1 million and $0.2 million, respectively and $0.1 million and $0.2 million for the same periods in the prior year.

Reconciliations of total segment operating loss to the company consolidated operating loss and total loss from continuing operations before income taxes for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Total segment operating loss	$(1,007)	$193	$(3,004)	$2,154
Amortization of intangibles	(76)	(345)	(363)	(1,035)
Restructuring	(179)	(920)	(466)	(4,301)
Sales tax, penalty and interest	(92)	(4,749)	(302)	(4,749)
Total loss from operations	(1,354)	(5,821)	(4,135)	(7,931)
Interest income	22	103	59	531
Foreign exchange gains and losses and other expenses	(478)	(372)	140	(593)

Total loss from continuing operations before income taxes	$(1,810)	$(6,090)	$(3,936)	$(7,993)

Note 11. Subsequent Event

On November 2, 2010 the Company’s Board of Directors declared a special cash dividend of $0.07 per share payable on December 17, 2010 to stockholders of record as of November 18, 2010. This distribution is anticipated to be a return of capital to stockholders in 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the period ended December 31, 2009.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties described throughout the filing and particularly in the “Business Outlook” section. Also see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Organization of MD&A

This MD&A is organized as follows:

Overview	Discussion of our business
Key Corporate Objectives	Our overall strategy
Significant Trends and Events	Operating, financial and other highlights affecting the Company
Key Operating Metrics	Discussion of the key metrics and measures that we use to evaluate our operating performance
Sources of Revenue	Discussion of our service offerings and their related revenues
Critical Accounting Estimates	Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts
Results of Operations	An analysis of our financial results comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

Overview

We provide enterprise mobility services, assisting the productivity of workers as they move between office, home and remote locations. Our solutions simplify mobility by providing the enterprise with a comprehensive platform that allows the management control over connectivity, devices and costs across their company. Our solutions serve mobile workers, teleworkers, branch offices and retail locations. Our solutions are based on the Open Mobile platform, which is a cloud-based services delivery system comprising software elements on the laptops and handheld devices and services in a cloud based interface that gives the enterprise insight and control over definition and management of mobility services. Our enterprise mobility services also includes the iPass Mobile Network, which consists of over 156,000 venues including Ethernet, Wi-Fi, free and iPass-vetted Wi-Fi and Inflight Wi-Fi hotpots.

Our business consists of two segments: Enterprise Mobility Services (“EMS”) and Managed Network Services (“MNS”). Our Enterprise Mobility Services help enterprises manage the networks, connections and devices used by their mobile workforce. These services are designed to help customers manage their mobility costs and provide improved visibility and control while making it easy for their end-users to connect to networks. In January 2010, we launched our Open Mobile platform, which is our new enterprise mobility management platform. Our Managed Network Services for enterprise remote and branch office connectivity include site-to-site managed network services that combine service functions that include end-to-end Managed IP VPN, Visa-accredited PCI security solutions for retail and home gateway management for teleworkers.

We currently look at our EMS revenue in terms of the primary drivers of the business: (i) network revenue, (ii) platform revenue, and (iii) other fees and revenue. We present our EMS revenue results in this format to provide clarity into our business and visibility into the drivers of future growth and profitability among other benefits. Our MNS revenues are derived from the delivery of connectivity services offered to enterprise customers primarily through our iPass Branch, Retail and Home Office services. See “Sources of Revenue” below for a detailed discussion of these sources of revenue.

With respect to user metrics, we currently look at a average number of monthly monetized users metric (i.e., the number of paying users that we have in a month) as a measure of assessing the success of the business. We also look at Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), Monthly Order Value, and Network Gross Margin to evaluate our operating performance. For further information and discussion, see the “Key Operating Metrics” section.

Key Corporate Objectives

Our corporate objectives center around continuing to develop our Open Mobile platform, migrating existing customers and enrolling new customers onto our new Open Mobile platform and increasing the number of average monthly monetized users of our services. For a detailed discussion regarding certain of our corporate objectives, see the section entitled “Our Strategy” under “Item 1A. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and the direction of our business in the first nine months of 2010.

Economic Conditions

While economic conditions have shown signs of improvement over the past several months, the economic environment is still challenging and impacting our ability to grow our business.

On-going Development of our New Cloud-based Platform

We released the first version of our Open Mobile platform in January 2010 and we’ve continued to develop and release updates to the platform with improved features and functionality. As of September 30, 2010, we’ve signed Open Mobile agreements with multiple enterprise customers and several telecom carrier partners, with commitments to deploy Open Mobile, which we consider to be a good early indicator of interest in this new cloud-based platform. We believe this new platform allows us to provide a compelling and value-focused set of integrated mobility offerings to the enterprise and to our channel and carrier partners. We believe that this new platform and its functionality are central to evolving our business model from a network access centric model to a business that sells enterprise mobility services via a cloud-based platform.

Continued Decline in Dial-up Network Revenue

For the nine months ended September 30, 2010 we experienced a continued significant decline in revenue from dial-up network services of approximately 57% as compared to the nine months ended September 30, 2009, approximately 13% compared to the second quarter of 2010, and a 57% decline compared to the third quarter of 2009. However, for the quarter ended September 30, 2010, dial-up network revenue represented less than 5% of total revenue. This trend was primarily due to our customer’s continued migration from dial-up network connections to faster broadband connections. We expect the trend of declining dial-up network revenue to continue throughout 2010.

Decline in Minimum Commitment Network Revenue

We have enterprise customers that have signed contracts with us that obligate them to pay us minimum network revenue commitments. Certain of these contracts are several years old and some of our customers are paying shortfall (contracted usage less actual usage) payments as a result of these minimum commitment terms. We have actively engaged with a number of our customers and have negotiated decreases to their minimum network commitments on a prospective basis. As a result, we have seen a decline in minimum commitment revenue due, in part, to these new arrangements. At the same time, with these renegotiated arrangements, we have often been able to secure longer contract terms, higher marginal pricing and/or commitments for our customers to trial our new Open Mobile platform. We continue to see a decrease in the numbers of customers that have contracts with minimum network commitments. For the nine months ended September 30, 2010, minimum commitment network revenue decreased $4.4 million or 25% over the same period in 2009. Minimum commitments represent 10% of total revenue for three months ended September 30, 2010.

Decrease in 3G Mobile Broadband Network Margin

In support of our network services, we have agreements with a number of domestic and international network service providers to provide 3G mobile broadband coverage for our enterprise customers. 3G mobile broadband margin for the nine months ended September 30, 2010 compared to the same period in 2009 decreased from 22.5% to 17.7%. Our variable-based 3G network provider costs have generally increased more than our fixed-rate 3G revenue structure, adversely impacting our 3G network margins.

Key Operating Metrics

Described below are key metrics that we use, among other metrics and measures, to evaluate our operating performance and our success in transforming our business and driving future growth.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA as net loss plus interest income, income taxes, depreciation and amortization, amortization of stock-based compensation expense, and other infrequent and/or non-cash items. The following table reconciles Adjusted EBITDA to net loss, as set forth in the accompanying financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Adjusted EBITDA	$(332)	$1,906	$736	$7,006
Less:
Interest income	(22)	(103)	(59)	(531)
Provision for (benefit from) income taxes	96	32	(87)	167
Depreciation of property and equipment	764	1,100	2,515	3,439
Amortization of intangible assets	76	345	363	1,035
Stock-based compensation expense	389	984	1,245	2,005
Restructuring charges	179	920	466	4,301
Certain state sales tax and federal tax charges	92	4,750	142	4,750

Net loss	$(1,906)	$(6,122)	$(3,849)	$(8,160)

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

Average Number of Monthly Monetized Users

The number of monthly monetized users means the number of monthly users for which a fee was billed by the Company’s to an EMS customer for the use of our platform services, network services (or both offerings) in a given month (i.e., a paying user). The average number of monthly monetized users means the average number of monetized users per month in a given quarter (i.e., adding the number of monetized EMS users for each of the three months and dividing by three). EMS monetized users consist of EMS monetized network users and EMS monetized platform users, with some overlap for users that pay for both services in a given month. EMS network users are unique users that used our network through Wi-Fi and Hotel Ethernet, dial-up or 3G network services. EMS platform users are unique users that paid us for the use of our platform through a distinct, bundled or annual fee. We use this metric as an indicator of the adoption and use of our services and our ability to convert customers into revenue opportunities.

The following diagram provides the relationship and quantification of the company’s total Average Monthly Monetized Users for the third quarter of 2010:

The following table summarizes Average Number of Monthly Monetized Users for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(# of Users in thousands)
Average Number of Monthly Monetized Users	621	685	(9.3%)	654	697	(6.2%)
Network	192	223	(13.9%)	204	237	(13.9%)
Platform	552	606	(8.9%)	583	611	(4.6%)

The decrease in the average number of monthly monetized network users for the three and nine months ended September 30, 2010 as compared to the same period in 2009 was due primarily to a decline in dial-up users, which was partially offset by an increase in 3G users. The decrease in the platform users for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was due primarily to a decline in users from customers that pay legacy annual business fees; this was partially offset by an increase in the number of monetized users paying client-based platform fees.

Monthly Order Value (“MOV”)

MOV is the average amount of new contractually committed monthly revenue over the term of the contract. We believe that MOV is a helpful metric in providing insight into how much incremental dollar value we contracted with customers in a period. Management uses MOV as an indicator of new customers’ willingness to enter into contractual commitments and existing customers’ willingness to enter into higher-dollar contractual commitments for the Company’s services. The following table summarizes MOV for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)
Monthly Order Value	$536	$380	41.1%	$1,308	$1,085	20.6%

The increase in MOV compared to the same periods in the prior year primarily relates to a significant Open Mobile platform carrier deal signed in the third quarter of 2010.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin percentage is defined as (total EMS network revenue plus MNS revenue less total network access costs) divided by (total EMS network revenue plus MNS revenue).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)
Total Network Gross Margin	46.4%	52.7%	(6.3%)	46.1%	52.6%	(6.5%)

The decline in network gross margin was in large part driven by the continued erosion of our higher-margin dial-up network revenue that contributed 3.9% of the decline for the three months ended September 30, 2010 compared to the same period in 2009 and 5.1% for the nine months ended September 30, 2010 compared to the same period in 2009. Additionally, in a more competitive market for network connectivity, we continue to see renewal customers negotiating minimum commitment levels downward, adversely impacting contributions to network margin by 3.1% for the three months ended September 30, 2010 compared to the same period in 2009, and 2.3% for the nine months ended September 30, 2010, compared to the same period in 2009. Wi-Fi and hotel Ethernet contributions to overall network margin have increased 1.9% for the three months ended September 30, 2010, compared to the same period in 2009, and 0.6% for the nine months ended September 30, 2010, compared to the same period in 2009, as Wi-Fi becomes a larger component of the overall revenue mix. 3G contribution to network margin decreased 1.2% for the three months ended September 30, 2010, compared to the same period in 2009, as 3G has a variable cost structure which has increased period over period and we have a fixed-rate revenue structure. 3G contribution to network margin was consistent for the nine months ended September 30, 2010 and 2009, as the adverse impact of lower 3G margin was offset by a 15% increase in 3G revenue.

Sources of Revenue

From a broad perspective, we are reporting and analyzing revenue under two primary offerings reflecting our two operating segments: Enterprise Mobility Services and Managed Network Services.

Within our Enterprise Mobility Services, we present revenue from three areas: (i) network revenue, (ii) platform revenue, and (iii) other fees and revenue. Network revenue consists of revenue primarily from the sale of access to our network of hotel Ethernet, Wi-Fi hotspots and mobile broadband services such as 3G and narrowband access technologies, such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage, and fixed-rate per user per month fee structures. Network revenue also includes minimum commitment shortfall revenue. Platform revenue consists of revenues derived from the following services: iPassConnect client fees, Open Mobile platform fees and other client/platform related fees. Other fees and revenue includes device management fees, professional services and other mobility-related fees and services.

Our MNS revenues are derived from the delivery of connectivity services offered to enterprise customers primarily through our iPass Branch, Retail and Home Office services. These revenues are based on monthly flat fee contracts based on each end point bundled with certain other upfront fees including, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. An end point is a logical network “end point.” In all situations, this means a separate physical location—it could be a home (as for teleworkers) or a branch office (for branch and/or retail).

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated condensed financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates, our most critical accounting estimates include those related to revenue recognition, income taxes, sales tax, stock-based compensation expense and allowance for doubtful accounts.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2010 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

We are reporting the following two operating segments effective September 30, 2010: EMS and MNS. A description of the various services, as well as financial data, for each reportable segment can be found in Note 10 of Notes to Consolidated Condensed Financial Statements.

Enterprise Mobility Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Enterprise Mobility Services	$31,227	35,510	97,199	109,646
Network Revenue	25,532	30,182	80,992	93,218
Platform Revenue	4,277	3,672	11,829	11,172
Other fees and revenue	1,418	1,656	4,378	5,256

As a percentage of total revenue	82.1%	83.4%	82.7%	83.8%
Change	$(4,283)		(12,447)
Percent change	(12.1%)		(11.4%)

Operating loss	(430)	269	(1,864)	2,635
Change	(699)		(4,499)
Percentage change	*		*

*	Calculation is not meaningful.

Network Revenue

The decline in network revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily driven by a $2.3 million decline in dial-up revenue, $1.0 million decline in Wi-Fi revenue, and a $1.8 million decline in minimum commitment revenue, partially offset by an approximately $0.4 million increase in 3G revenue. The decline in network revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was driven primarily by a $8.3 million decline in dial-up revenue, a $1.5 million decline in Wi-Fi revenue, and a $4.4 million decline in minimum commitment revenue, offset in part, by an approximately $1.9 million increase in 3G revenue.

The anticipated decline in dial-up revenue was driven by decreased customer usage patterns as a result of customers migrating to alternative technologies. The decline in minimum commitment network revenue is due to terminations and customers renewing their agreements at lower minimum commit levels. Dial-up network revenues are expected to decline for the remainder of 2010. The decline in Wi-Fi revenue quarter over quarter was primarily the result of the impact of an increase in the availability of free Wi-Fi internet access at certain retail locations and airports and the seasonal impact of lower usage in Europe.

Platform Revenue

Platform revenue increased by approximately 16.5% and 5.9% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to the addition of several enterprise customers and a large carrier on our Open Mobile platform in the most recent quarter.

Other Fees and Revenue

Other fees and revenue decreased by approximately 14.4% and 16.7% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to a decrease in end of life fees and professional services fees by approximately $0.4 million and $0.6 million respectively. We expect other fees and revenues will continue to decline with the exception of one-time project fees.

Operating loss

The increase in EMS operating loss for the three months ended September 30, 2010 compared to the same period in 2009 of $0.7 million resulted from $4.3 million lower EMS revenue, partially offset by $3.6 million lower NAC consistent with the lower revenue and reduction in operating expense on savings resulting from 2009 restructuring. The increase in EMS operating loss for the nine months ended September 30, 2010 compared to the same period in 2009 of $4.5 million resulted from a $12.4 million lower EMS revenue partially offset by $7.9 million lower NAC and operating expenses.

Managed Network Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)

Managed Network Services (“MNS”)	$6,831	7,045	20,320	21,255
As a percentage of total revenue	17.9%	16.6%	17.3%	16.2%
Change	(214)		(935)
Percent change	(3.0%)		(4.4%)
Operating loss	$(577)	(76)	(1,140)	(481)
Change	(501)		(659)
Percent change	*		*

*	Calculation is not meaningful.

The decrease in managed network services revenue for the three and nine months ended September 30, 2010 was primarily due to customer terminations and store consolidations in our retail customer base as well as reductions in our legacy home office product. We anticipate a modest decline in MNS revenue for the remainder of 2010.

The increase in MNS operating loss for the three and nine months ended September 30, 2010 was primarily due to customer terminations in the legacy home office product line.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access, principally by the minute, which we pay to our network service providers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Network access costs	$17,338	$17,610	$54,605	$54,250
As a percent of total revenue	45.6%	41.4%	46.5%	41.4%
Change	$(272)		$355
Percentage change	(1.5%)		1.0%

Network access costs decreased for the three months ended September 30, 2010 due to reductions in costs from lower dial-up usage of approximately $0.7 million and lower Wi-Fi and hotel Ethernet costs of $0.8 million; this was partially offset by higher costs on higher 3G usage of $1.0 million. For the nine months ended September 30, 2010, higher network access costs were related to higher costs on 3G usage of approximately $2.2 million, which were partially offset by lower costs on dial-up usage of approximately $1.9 million. We expect customer usage of our 3G network service to continue to increase in future periods. NAC as a percentage of revenue will fluctuate based on the network usage and type of network access.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, depreciation of our network equipment, costs of mobile data cards (“MDCs”) and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Network operations expenses	$6,544	$7,551	$20,872	$22,784
As a percent of total revenue	17.2%	17.7%	17.8%	17.4%
Change	$(1,007)		$(1,912)
Percentage change	(13.3%)		(8.4%)

Network operations expenses decreased for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower employee compensation and benefits of $0.4 million subsequent to the Q4’09 restructuring, decreased depreciation expense of $0.2 million and decreased MDC hardware cost of $0.3 million.

Network operations expenses decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 due to lower employee compensation and benefits of $1.1 million subsequent to the Q4’09 restructuring, decreased depreciation expense of $0.6 million due to lower departmental capital expenditures, and there were lower infrastructure costs of $0.8 million, offset by higher MDC hardware costs of $0.7 million.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Research and development expenses	$3,566	$3,597	$10,210	$10,836
As a percent of total revenue	9.3%	8.5%	8.7%	8.3%
Change	$(31)		$(626)
Percentage change	(0.9%)		(5.8%)

The decrease in research and development expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to lower employee compensation and benefits of $0.5 million, and a decrease in depreciation expense of approximately $0.3 million due to lower departmental capital expenditures.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Sales and marketing expenses	$5,916	$8,037	$18,314	$23,223
As a percent of total revenue	15.5%	18.9%	15.6%	17.7%
Change	$(2,121)		$(4,909)
Percentage change	(26.4%)		(21.1%)

The decrease in sales and marketing expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 is primarily due to headcount reductions, international facility consolidations and spending reductions as well as the restructuring plans implemented in 2009. For the three and nine month periods ended September 30, 2010, compensation and benefits, stock-based compensation and consulting expenses decreased approximately $1.2 million and $2.8 million, respectively, marketing program spending decreased $0.3 million and $0.8 million, respectively, and overhead expenses decreased approximately $0.3 million and $0.9 million, respectively, compared to the same periods of 2009. The remaining portion of the decrease is related to individually insignificant items.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
General and administrative expenses	$5,793	$10,316	$16,824	$22,403
As a percent of total revenue	15.2%	24.2%	14.3%	17.1%
Change	$(4,523)		$(5,579)
Percentage change	(43.8%)		(24.9%)

The decrease in general and administrative expenses was primarily due to a one-time charge of $4.8 million related to sales tax liabilities in 2009. For the nine months ended September 30, 2010, legal expense decreased $0.6 million as 2009 included legal fees related to a proxy contest in connection with our prior year annual stockholders meeting. The remaining portion of the decrease is related to individually insignificant items.

Restructuring Charges

Restructuring charges were approximately $0.2 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.5 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively. The restructuring charges for three months and nine months ended September 30, 2009 were related to the Q1 2009 Plan.

For further information, see Note 5, Accrued Restructuring, in the Notes to Consolidated Condensed Financial Statements of this

Form 10-Q.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.1 million and $0.3 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $0.4 million and $1.0 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Some of our intangible assets have reached the end of their estimated useful lives in the first quarter of 2010, resulting in the reductions.

We expect that total operating expenses will increase modestly in the fourth quarter of 2010 primarily driven by higher network access costs associated with anticipated higher network usage.

Non-Operating Expenses

The following table summarizes our interest income, foreign exchange gains and losses and other income and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages)
Interest income	$22	103	59	531
Change	(81)		(472)
Percent change	(78.6%)		(88.9%)
Foreign exchange gains (losses) and other income (expense)	$(478)	(372)	140	(593)
Change	(106)		733
Percent change	(28.5%)		123.6%

Interest income includes primarily interest income on cash, cash equivalents, and short-term investment balances. The decline in interest income was primarily due to a decrease in cash and investment balances after the return of capital to our stockholders in the third and fourth quarters of 2009 and common stock repurchases starting in the fourth quarter of 2009 and continuing through the third quarter of 2010. As of September 30, 2010, substantially all of our cash was held in the form of deposits and money market funds.

Foreign currency exchange rate fluctuations impact the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. dollar and generate unrealized foreign exchange gains or losses. In addition, certain of our network access costs are invoiced in currencies other than U.S. dollars. The transactional settlement of these outstanding invoices and other cross-currency transactions generates realized foreign exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment.

Provision for (Benefit from) Income Taxes

The provision for income taxes recorded in the three months ended September 30, 2010 primarily relates to foreign taxes on expected profits in the foreign jurisdictions. During the nine months ended September 30, 2010, foreign taxes on expected profits in the foreign jurisdictions was offset as a result of the settlement of an income tax audit of approximately $0.3 million.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$34,114	$37,973	$(3,859)
Short-term investments	—	3,799	(3,799)
Total	$34,114	$41,772	$(7,658)
As a percent of total assets	43.4%	46.6%

Operating Activities.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

Net cash provided by operating activities in the nine months end September 30, 2010 was $0.9 million, primarily a function of collections on accounts receivable, offset by payments made for severance, facility lease payments and a contract termination in connection with our Q1 2009 and Q4 2009 Restructuring Plans.

Investing Activities.

Net cash provided by investing activities in the nine months ended September 30, 2010 was $0.2 million, and primarily relates to net sales and maturities of short-term investments of $3.8 million offset by $2.9 million of cash used for the purchases of property and equipment and restricted cash pledged for letter of credit of $0.7 million. Our purchases of property and equipment primarily relate to investments in our systems and servers and equipment used in connection with our EMS business.

Financing Activities.

Net cash used in financing activities in the nine months ended September 30, 2010 was $4.9 million, primarily due to the repurchases of common stock of $5.1 million, including broker fees of approximately $0.1 million.

Future Cash Requirements and Sources of Cash

Our primary source of cash is cash generated from operations. As of September 30, 2010, our cash and cash equivalents totaled $34.1 million. We use a professional investment management firm to manage a large portion of our cash. The portfolio is invested primarily in money market accounts. While our existing cash and cash equivalents may decline during the remainder of 2010 as a result of our operations and/or the continued return of capital to stockholders, we believe that, based on our current business plan, our existing cash balances and our anticipated cash flows from operations, we have the financial resources needed to meet our business requirements for at least the next twelve months, including working capital requirements, investments in systems and applications, and dividends and settlement of sales tax liabilities.

In connection with our network provider agreements, we provide standby letters of credit to a third party as required for certain transactions initiated by us. As of September 30, 2010, the maximum potential amount of future payments that we could be required to make under these guarantee arrangements was $2.6 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Stock Repurchases. From inception of the 2009 Repurchase Program through September 30, 2010, we repurchased a total of approximately 5.0 million shares of common stock at an average price of $1.17 per share for an aggregate purchase price of $5.8 million, excluding broker fees of approximately $0.1 million. This leaves approximately $4.2 million under the 2009 Repurchase Program that may be used for future repurchases of common stock. In the event that this remaining $4.2 million is not used to repurchase our common stock by March 31, 2011, we are contractually required to distribute the remaining balance to stockholders in the form of a cash dividend by April 15, 2011.

Contractual Commitments

Our contractual commitments at September 30, 2010, were not materially different from those at December 31, 2009 (see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009).

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K at September 30, 2010 and December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2010 were the Euro, the British pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. Currently, we do not enter into currency hedging arrangements. For the three months ended September 30, 2010 and 2009, we recorded foreign exchange losses of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2010 and 2009, we recorded foreign exchange gains of $0.1 million and losses of $0.6 million, respectively.

Interest Rate Risk

We hold money market funds, which are included in cash equivalents of approximately $21.8 million as of September 30, 2010. These money market funds are not subject to interest rate sensitivity. The remainder of $12.3 million included in cash and cash equivalents is held as cash deposits maintained by the Company at major financial institutions. As of December 31, 2009, our cash equivalents and investments were comprised primarily of money market funds and fixed income securities that are classified as available-for-sale and recorded at their fair value.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 3, 2009, iPass announced that its Board of Directors approved a stock repurchase program (the “2009 Repurchase Program”) which authorizes us to repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions. From inception of the 2009 Repurchase Program through September 30, 2010, we repurchased a total of approximately 5.0 million shares of common stock at an average price of $1.17 per share for an aggregate purchase price of $5.8 million, excluding broker fees of approximately $0.1 million. This leaves approximately $4.2 million under the 2009 Repurchase Program that may be used for future repurchases of common stock. In the event that this remaining $4.2 million is not used to repurchase our common stock by March 31, 2011, we are contractually required to distribute the remaining balance to stockholders in the form of a cash dividend by April 15, 2011.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
	(In thousands, except share and per share amounts)
July 1, 2010 to July 31, 2010	563,814	$1.14	563,814	$4,486
August 1, 2010 to August 31, 2010	256,749	1.20	256,749	4,177
September 1, 2010 to September 30, 2010	—	—	—	$4,177

Total	820,563	$1.17	820,563

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 4, 2010	/S/ STEVEN H. GATOFF
Steven H. Gatoff Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (4)

3.4	Amended and Restated Bylaws (6)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (3)

10.1	iPass 2010 Executive Management Bonus Plan(5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form 10-Q, filed November 13, 2003 (Commission No. 000- 50327), and incorporated herein by reference.
(2)	Filed as an exhibit to our Form 10-Q, filed August 7, 2009 (Commission No. 000- 50327), and incorporated herein by reference.
(3)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (Commission No. 333-102715), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed February 3, 2010 (Commission No. 000- 50327), and incorporated herein by reference.
(5)	Incorporated by reference to the description set forth in Item 5.02 of our Form 8-K, filed August 16, 2010 (Commission No. 000- 50327), and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Commission No. 000-50327), and incorporated herein by reference