Form 10-K
period 2010-12-31
IPASS INC
filed 2011-03-03
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2010 as reported by the Nasdaq Global Market on that date: $50,734,252. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 10,912,717 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2010. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 22, 2011 was 57,870,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2011, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

Disclosure Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “should,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

Overview

We provide enterprise mobility services that assist the productivity of workers as they move between and among office sites, home and remote locations. Our services simplify mobility by providing the enterprise with a comprehensive platform that provides them with visibility, analytics management and control of the connectivity, devices and mobility costs across their company. Our global enterprise mobility services consist of our new Open Mobile services, our legacy Mobile Office offering, and our Network Services. Our Open Mobile services are based on our new Open Mobile Platform, which is a cloud-based services delivery system that gives the enterprise insight and control over definition and management of their mobility services. Our Mobile Office product has been the Company’s historic enterprise mobility offering, providing unified global connectivity, connectivity management and device management.

Our enterprise mobility services also includes the iPass Mobile Network, which consists of more than 263,000 global venues including Wi-Fi, Ethernet and Inflight Wi-Fi hotspots, broadband connection technologies such as 3G, as well as narrowband access technologies, such as modem dial-up, which together we refer to as our Network Services. The iPass Mobile Network is composed of contractual relationships and technical integrations with more than 320 fixed and mobile telecommunications carriers, Internet service providers and other network service providers around the globe.

We also provide managed network services to enterprise customers, connecting the enterprise’s branch offices and retail locations. Our managed network solutions are used by enterprises in a range of industries in the United States.

We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our principal executive offices are located in Redwood Shores, California.

Our Strategy

We have been transforming our company from a business historically focused on selling network access to one that provides a comprehensive set of value-added enterprise mobility services through a cloud-based platform. Our strategy is to become the connection platform of choice and to provide our global enterprise customers, as well as the customers of our carrier and channel partners, the best user experience with market-leading enterprise mobility services that allow enterprises to effectively manage their mobile workforces and carriers to deliver differentiated services to their customers. These services support cost control, compliance enforcement and ensure security when workers connect their mobile devices to a wide range of networks.

Our strategy consists of the following key elements and initiatives:

On-going Development of Our Cloud-based Open Mobile Platform: Become the Connection Platform of Choice

We released the first version of our Open Mobile Platform in January 2010 and we’ve continued to develop and release updates to the platform’s features and functionality. We believe this platform allows us to provide a compelling and value-focused set of integrated mobility offerings to our enterprise and to our channel and carrier partners that help them address their increasingly complex mobility needs. We also believe that our Open Mobile Platform will allow our customers to keep pace with mobility innovation while minimizing capital investment in infrastructure and technology, and eliminating mobile operator and device lock-in. We have designed our Open Mobile Platform to support the following key characteristics and functionality:

•	An always-on, lightweight software client that runs on the mobile device;

•

A cloud-based platform that allows the enterprise to configure and manage its mobility offering by providing in-depth reporting and analytics on mobile usage across the networks and devices used by an enterprise;

•	Policy enforcement services that enable the enterprise IT organization to have their cost, compliance and security measures enforced across their mobile workforce; and

•

Carrier service enablement components, including service creation and configuration tools, device (3G/4G) and network directory integration, and multi-tenant and multi-hierarchical cloud based platform with comprehensive service branding capabilities.

Our Open Mobile Platform can provide our enterprise customers, channel partners and carrier partners control over the services they choose to deliver to their employees and users. The Open Mobile Platform also can provide enterprise customers with the ability to enforce cost control and security policies directly on their employees’ and users’ mobile devices. The Open Mobile Platform is designed to help customers and partners manage their customers’ mobile connectivity, network providers and devices whether provided through our platform or by another mobile operator. We believe that this platform and its functionality are central to evolving our business from a network access-centric model to a business that sells value-added enterprise mobility services via a cloud-based platform. As of December 31, 2010, we’ve signed Open Mobile agreements with multiple enterprise customers and several large multi-national carriers, with commitments to deploy Open Mobile to their employees and to deliver a range of integrated mobile services for multi-national corporate customers, respectively.

Drive Customer Adoption of Open Mobile: Migrate Existing Customers and Add New Customers to Open Mobile Platform.

To grow our business we intend to migrate and add new users in our existing enterprise customer base to our new Open Mobile Platform, add new enterprise customers, and migrate and add new carrier customers. We believe that the broader functionality and value proposition of our Open Mobile Platform services which are designed to address the enterprise customers, channel partners and carrier partners mobility and service delivery needs will increase the number of active users of our services. We believe that our platform will also increase end-user awareness of our brand and thus may drive more iPass network usage. We intend to drive the migration of existing and prospective customers to our Open Mobile Platform by:

•	Offering a new and integrated portfolio of mobility management services to our enterprise customers, channel partners and carrier partners;

•	Continuing to enhance the value of our existing mobile network offering;

•	Providing a comprehensive set of services that enable our customers and partners to launch their own enterprise mobility services; and

•	Actively selling the value proposition of our Open Mobile Platform.

Increase the Use of Our Services.

Another element of our strategy, and what we believe is key to increasing stockholder value, is to drive increased usage of our platform and services by our enterprise customers and our carrier and channel partners’ users. We expect to achieve this by promoting our Open Mobile Platform and its benefits to drive an increase in the number of customers and partners and the frequency of use of our services. We believe that the visibility and control functionality of our Open Mobile Platform will provide an improved value proposition to the enterprise IT departments of our customers and thereby support our customers making our platform a standard connectivity medium across their enterprise. We also believe that the carrier service enablement components will increase the adoption of the Open Mobile Platform as the foundation for delivering white-labeled mobility services to their users. Further, we believe that our new platform offers end-users significantly improved ease-of-use and a better experience that will result in greater usage of our services. We intend to increase usage of our services by:

•	Making the end-user connection experience easy and seamless;

•	Providing tools to the IT administrator to allow them to more effectively manage their mobility service;

•	Continuing to develop the functionality and features of our platform;

•	Continually expanding our mobile network footprint, including free Wi-Fi, Inflight and new geographies; and

•	Executing on our commitment to customer success, satisfaction and account management activities.

Our Services

We offer two broad areas of services: (i) Enterprise Mobility Services (which consists of Platform Services , Network Services and Other Enterprise Mobility services), and (ii) Managed Network Services.

Enterprise Mobility Services

Our Enterprise Mobility Services (“EMS”) consist of (i) our platform offerings (which include both our new Open Mobile Platform offering and our legacy Mobile Office product), (ii) our Network offerings, and (iii) Other EMS services, as follows:

Open Mobile Platform

In January 2010, we introduced our new cloud-based Open Mobile Platform which was designed to deliver enhanced network mobility services. These services are designed to allow our enterprise customers to more effectively manage their mobile workforces by controlling costs, enforcing compliance and ensuring security when workers connect their mobile devices to the Internet and wireless networks. In addition, our enterprise mobility services provide a connection management functionality that runs independent of mobile operators. We have architected our Open Mobile Platform so that it can transparently facilitate every connection initiated by a user, regardless of the underlying network or device that they use to connect; as a result, the Open Mobile Platform can provide our enterprise customers with mobile operator independence, reduced lock-in costs and provide the enterprise a new level of choice and control. We generated our first revenues from the Open Mobile Platform in the third quarter of 2010.

The iPass Open Mobile Platform provides the foundation for an expanded portfolio of enterprise mobility services designed to enable enterprise users and carrier customers to connect from any mobile device over a wide range of networks simply, smartly and openly, while providing visibility and control necessary to support the demand of the customer. The new portfolio of services includes:

Mobile Connect. A service that orchestrates policy-based Internet and corporate network access through the iPass Open Mobile Client, an always-on, lightweight software client that runs on the mobile device. The service collects and transmits usage data and statistics from the mobile device via the iPass Open Mobile Portal and interfaces with the enterprise’s other client software and internal IT systems as needed. We continued to make key developments in the Open Mobile Connect service throughout the year including the additional platforms we now support: in January 2010, we launched our new Open Mobile Platform with the Open Mobile for Windows client; we then enhanced our platform offering with the addition of the Open Mobile for Macintosh client in the second quarter of 2010, and the Open Mobile for Android client in the third quarter of 2010.

Mobile Insight. A service that offers companies in-depth reporting and analysis on mobile usage across all their networks, connections and devices. Using the iPass Open Mobile Portal, IT administrators can design sophisticated reports that are driven by the iPass-patented Service Quality Monitoring (“SQM”) data collection system that monitors mobile usage, cost and compliance by division, department or user group. In 2010, we added 3G usage reports to our portfolio of Mobile Insight reports, providing organizations with the necessary insight to understand how 3G data is being accessed and used across the organization, helping to prevent excessive 3G usage and 3G roaming charges.

Mobile Control. A powerful policy enforcement service that enables IT staff to apply and enforce cost, security and policy compliance measures across their mobile workforce by deploying a wide variety of connectivity and device-oriented policies in real-time. Combined with Mobile Insight, companies can use real-world usage behavior to create comprehensive policies. In 2010, we provided additional cost control capabilities including providing organizations with the ability to block 3G roaming for select users, and pass customized 3G roaming alerts to those who are permitted to roam so that users are notified of their roaming usage. The on-campus roaming functionality of the Open Mobile Platform offers users a seamless user experience with comprehensive policy enforcement across both remote and corporate (campus) wireless connections.

Mobile Office Product

The Mobile Office service is the company’s legacy mobility platform offering. Mobile Office offers customers the ability to reduce their costs of delivering mobility by providing unified global connectivity, connectivity management and device management. It delivers 3G mobile data, Wi-Fi hotspot, wired broadband and dial-up access through the iPassConnect mobility manager. It unifies management and billing for the IT department of our enterprise customers, channel partners and carrier partners.

Mobile Office includes the following features:

•

iOQ Advanced Reporting. iOQ allows our customers’ in-house or outsourced help desk personnel to quickly identify issues and troubleshoot connection problems. With this feature enterprises and carriers can generate records and reports regarding access locations, client configuration, error codes, connection speeds, time to authenticate and other critical information.

•

Hosted Authentication. We offer a hosted authentication option for Mobile Office to enable customers and partners to realize the benefits of our enterprise connectivity services while avoiding the cost of installing and managing additional authentication infrastructure. We manage the customer’s or partner’s authentication server in one of our secure data centers, but the information technology manager retains full control of managing the organization’s user credentials.

•

On-Campus Roaming. This capability allows enterprise IT departments to offer a single user experience for all remote and local wireless connections, while extending centralized management of security policies to corporate wireless networks.

Network Services

The iPass Mobile Network is our virtual network through which we provide our enterprise, channel and carrier customers unmatched global broadband access to the world’s largest multi-technology mobile access footprint, unifying 3G mobile broadband and Wi-Fi and wired hotspots. The iPass Mobile Network was enhanced in 2010 with the addition of iPass OpenAccess, which added over 20,000 free Wi-Fi hotspot locations around the globe and the addition of Inflight Wi-Fi, which provides Wi-Fi access on over 3,800 daily U.S. flights. All told the iPass Mobile Network increased to over 263,000 wired and Wi-Fi locations in over 160 countries in 2010, an increase of over 120,000 locations during 2010. A key component and what we believe is a compelling competitive advantage of our Network Services is the iPass Services Fabric, composed of contractual relationships and technical integrations with over 320 fixed and mobile telecommunications operators, Internet service providers and other network service providers around the globe. This network architecture has redundancy built in through fault-tolerance mechanisms at key points in the platform across five continents, allowing us to deliver extremely high service availability to our customers. Our network services provide customers with broadband coverage in more than 100 countries and includes 3G and what we believe is the world’s largest commercial Wi-Fi network; our network coverage also includes dial-up access in 158 countries. We typically charge our enterprise and carrier customers for accessing our network through usage-based and flat-fee arrangements.

Other Enterprise Mobility Services

We also provide additional ancillary enterprise mobility services, including device integration, professional services, training, and other related services.

Managed Network Services

We also offer site-to-site Managed Network Services (“MNS”) to enterprise customers through our iPass Branch Office and iPass Retail Office services that combine service functions that include end-to-end managed IP VPN, Visa-accredited PCI security solutions for retail, and home gateway management for teleworkers. Complete with a tailored design and end-to-end software license agreements to meet enterprise performance requirements, our MNS services are used by leaders in a range of industries including retail, pharmaceutical, financial services and health care. We charge our customers a monthly fee for each end point and fees for installations and services. An end point is a logical network “end point.” In all situations, this means a separate physical location—it could be a home (as for teleworkers) or a branch office (for branch and/or retail).

Branch Office. This service provides an organization with a managed wide-area network to connect hundreds of small offices back to a corporate data center. It leverages iPass’ relationships with over 320 cable, DSL and wireless providers to provide coverage throughout the United States and Canada. The connections are secured using VPN platforms from Cisco, Juniper Networks and SonicWALL. As part of the managed service, we provide end-to-end proactive monitoring, reporting and troubleshooting of the health of the network, including availability, latency and packet loss. All of this information is available on a real-time basis on the Universal Remote Control section of the iPass portal.

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

Virtual Office. iPass Virtual Office adds managed fixed broadband for teleworkers to Mobile Office, providing enterprise customers a method of outsourcing the broadband network design, implementation and on-going support for their entire population of home workers. This service provides customers a managed service with a single point of contact and single consolidated bill while supporting broadband connections on different technologies and carriers. iPass maintains relationships with over 320 cable and DSL providers to provide coverage in the United States and Canada. The Virtual Office service comes with a secured, managed Wi-Fi enabled router to allow a user the freedom to work anywhere within the home.

For a breakdown of our revenue by service type, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Our Platform Architecture and Services

iPass enterprise mobility services are delivered to customers through a cloud-based platform comprising software elements on the mobile device and available over the Internet. Our platform gives enterprises and carriers control over the definition and management of mobility services configured to their specific needs. Our platform architecture gives customers choice in access, devices and services and serves as a bridge to future functionality through use of extensible web services standards, while keeping the operational and financial burden on companies low by not requiring them to purchase, deploy and manage on-premises infrastructure.

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

High-Availability and Scalable Authentication Architecture. Our relationships with over 320 network service providers enable us to provide connectivity through multiple networks in over 160 countries on our cloud-based platform. As a result, our cloud-based platform reduces the risk of service interruptions associated with depending on only one service provider. Furthermore, our geographically distributed transaction centers act as a unified and fault-tolerant system that provides scalable and highly-available user authentication and quality management information collection. Each point in the authentication process is designed with built-in redundancy and fail-over capabilities. There has been no service-wide system down-time that impacted the platform and the services that it provides since 2000. This architecture also makes our cloud-based platform scalable, allowing us to handle more connections and users with a less than proportional increase in capital expenditures.

Segment Financial Information and Geographic Information

We operate our business in two segments: EMS and MNS. We allocate resources and assess the performance of each operating segment using information about its revenue and operating income or loss. Effective in the third quarter of 2010, we began reporting two operating segments: EMS and MNS. Prior to the third quarter of fiscal 2010, we reported one segment.

Our business is dependent on the success of our EMS and MNS segments. For a more complete discussion of business risks that these segments face, both combined and individually, see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.

For further financial information on the EMS and MNS segments, as well as long-lives assets and geographic information, refer to the information contained in Note 17, “Segment and Geographic Information,”

in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risks entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” and “Changes in foreign currency exchange rates could negatively affect our operating results” in “Item 1A. Risk Factors” of this Form 10-K.

Customers

We sell our service offerings directly to enterprise and carrier customers and indirectly though channel partners. As of December 31, 2010, 2009, and 2008 our customers included over 420, 391, and 371, respectively, of the Forbes® 2000 companies.

Revenues generated in the United States accounted for approximately 62%, 61%, and 61% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. International revenues accounted for approximately 38%, 39%, and 39% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. Revenues in the United Kingdom accounted for 9%, 10% and 9%, of total revenues in 2010, 2009, and 2008 respectively. International revenues are determined by the location of the customer’s headquarters. We generally experience some seasonality in our business due to decreased business travel during the summer, particularly in Europe, which results in decreased demand for our network services.

For information regarding our revenues, see “Results of Operations” in Part II, Item 7.

Agreements with Network Service Providers

Our relationships with multiple global network service providers form the basis of our Network Services. These offerings span a breadth of access technologies including Wi-Fi, Ethernet, 3G (both GSM and CDMA versions), dial-up and geographies. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent end user experience.

We have commercial relationships with over 320 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our network services in 160 countries around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two year term, after which either party can terminate the contract with notice. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.

Sales and Marketing

We sell our services directly through our global sales force and indirectly through our carrier and channel partners. Our sales organization is organized into regional account teams, which include sales management, territory managers, sales engineers and customer success teams. We maintain sales offices or personnel in a number of cities in the United States as well as in Australia, India, the United Kingdom, Hong Kong, Japan, Germany, France, Singapore, Sweden and The Netherlands. As of December 31, 2010, our sales organization was comprised of 73 individuals: 44 in North America, 11 in Asia Pacific and 18 in Europe, the Middle East and Africa (“EMEA”).

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

Competition

Our approach to addressing the mobility challenges and needs of the enterprise is to provide an integrated platform and suite of value added services that offer connectivity, reporting and analytics, policy management, and network services. While there are numerous point solution providers that offer varying individual or in some cases combinations of the various mobility services similar to the services we offer, we are not aware of any competitor that provides a platform or range of services in an integrated offering as we do. Further, we believe that the self-service nature of our platform that allows an enterprise to configure and manage its own custom mobility service is a unique and differentiating factor for us.

The enterprise mobility market is very fragmented with a variety of competitors, including facilities-based carriers, cloud-based platform operators and mobility management solution providers. We compete based on a number of factors including geographic network coverage, pricing, multiple network technology support, network reliability, quality of service, platform functionality and features, ease of implementation, ease of use and ease of management.

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

Insofar as network connectivity and core telecommunications services, we compete with the national telecommunications carriers who provide a suite of services to enterprise customers. To a lesser extent we compete with cloud-based platform operators who may also provide managed services such as VPNs and firewalls, and additional telecommunications services such as local exchange and long distance services, voicemail and DSL services. We have channel partners that offer these types of services in conjunction with our service, but we do not offer these additional services directly.

Insofar as our managed network services, we compete with a variety of providers, including large connectivity providers who own their own networks and have a broad range of network solutions and smaller regional providers.

Research and Development

We are committed to continuing to enhance our underlying technology and continuing to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings as well as developing new services. As of December 31, 2010, our research and development organization consisted of 111 employees, 66 of whom were located in India. Our research and development expenses were $13.8 million, $14.4 million, and $16.4 million in 2010, 2009, and 2008, respectively.

Intellectual Property

We believe our technology and platform contains valuable intellectual property and we rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, solely related to our EMS business consisting of twelve US patents, two Australian patents, one Israeli patent and three European patents (UK, Germany and France). Our patents expire between 2016 and 2025. In 2010 we were granted four new US patents. We currently have eleven US patent applications pending, and seventeen international patent applications pending (in the same subject areas as the US patent applications). iPass and the iPass logo are registered trademarks. We have also applied for registered company trademarks in the U.S. and numerous other countries.

Employees

As of December 31, 2010, we had 363 employees of which 233 were located in the North America, 29 in EMEA and 101 in Asia Pacific.

Available Information

We use our website, www.ipass.com, as a routine channel for distribution of important information, including news releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to the U.S. Securities and Exchange Commission (SEC). All such postings and filings are available on our website free of charge. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K.

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

In 2010 we released a new cloud-based platform for the delivery of our enterprise mobility services and if our Open Mobile Platform does not achieve market acceptance our ability to grow our business could be harmed.

In 2010, we released a new cloud-based platform for the delivery of our enterprise mobility services. The future success of our business will depend in large part on our current and prospective customers’ acceptance of our Open Mobile Platform and enterprise mobility services. Key risks associated with our Open Mobile Platform and services are as follows:

Our Open Mobile Platform may not have all functionality desired by our customers. Early versions of the platform will not have all the functionality contained in our old platform. This may cause customers to delay their decision to purchase and/or adopt the Open Mobile Platform. There is risk that we may not timely release versions of the Open Mobile Platform that contain features that our customers desire and we will need to provide our customers with stable, easy to use, feature-rich and valuable enterprise mobility services related to security, policy control and reporting. Further, the Open Mobile Platform may contain bugs or errors that would cause our customers to not adopt or delay the adoption of the Open Mobile Platform. In addition, the Open Mobile Platform and our supporting IT infrastructure may have technological limitations or errors that could cause us not to accurately record the number of users of the platform. If some or all of these risks associated with our Open Mobile Platform were to occur, market acceptance of the platform may not occur and our business could be harmed.

Customer deployment of our Open Mobile Platform may not result in increased use of our services. We believe it is important to the future success of our business that our customers’ employees increase their usage of our services. We believe that the deployment by our customers of our Open Mobile Platform will lead to increased usage of our services and an increase in our revenue. However, even if a significant portion of our customers deploy our Open Mobile Platform, there is no guarantee that our customers will use our services more frequently.

Customers must be willing to pay for our platform in order for us to generate meaningful revenues and growth. We believe that it is important that the value proposition of our Open Mobile Platform is accepted by enterprise customers such that they are willing to pay for their employees to use our enterprise mobility services. If enterprises are willing to adopt our Open Mobile Platform but are not willing to pay for incremental users and/or additional usage within their organizations, our ability to grow revenues and profitability could be adversely impacted.

Our network revenue and overall profitability may be adversely impacted by material reductions in existing customer and partner minimum commitments.

Our customers and partners that are billed on a usage basis have traditionally entered into contractual provisions that require them to pay the greater of the fees generated from the use of our services or a minimum committed amount over a pre-determined time period. Recent global economic conditions in certain cases caused our customers and partners to generate fees from the use of our services that were significantly less than their minimum committed amounts. Consequently this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and in some cases with no minimum commitment. Additionally, in some cases partners and customers are requesting a re-evaluation of their minimum commitments on a prospective basis during the term of their existing contract; in order to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum commitments means that a larger percentage of future revenue will be based on the actual usage of our services, making our ability to forecast revenue in a given period more difficult to predict and may result in a decrease in our revenues and profitability.

If we do not accurately predict network usage for our Flat Rate price plans, our costs could increase without a corresponding increase in network revenue.

A number of our customers have transitioned to our Flat Rate price plans, and we are signing new customers to this plan. In this plan, our customers pay a flat rate price to access our network services. However, in the majority of situations we continue to pay our providers based on usage. The rate we charge in our Flat Rate price plans is based on statistical predictions of usage across a pool of users within an enterprise. If actual usage is higher than expected our profitability could be negatively impacted.

If we do not deliver valuable services for smart-phones and other mobile handheld devices our ability to grow our business may be impaired.

A variety of smart-phone and tablet devices are available in the marketplace enabling individuals to, among other things, check email, access business applications and access the Internet. These devices are becoming more relied upon by our customers’ employees. If the capabilities of smart-phones, tablets or other mobile handheld devices cause our users to stop using laptops while traveling, or to use them less often, then our operating results may be harmed. Further, if we do not develop valuable services for smart-phones, tablets and handheld devices in a timely fashion, these devices may access the Internet and/or be managed without our services, impairing our ability to grow our business.

If demand for enterprise mobility services does not grow or grows in ways that do not require use of our services, we may experience a decline in revenues and profitability.

The growth of our business is dependent, in part, upon the increased use of enterprise mobility services and our ability to capture a higher proportion of this market. If the demand for enterprise mobility services does not continue to grow, or grows in ways that do not require use of our services, then we may not be able to grow our business, or achieve or maintain profitability. Increased usage of our enterprise mobility services depends on numerous factors, including:

•	Willingness of enterprises to make additional information technology expenditures;

•	Availability of security services necessary to ensure data privacy over a variety of networks;

•	Quality, cost and functionality of our services and competing services;

•	Increased adoption of wireless broadband access methods and our ability to support these new methods;

•	Proliferation of smart-phones, tablets and mobile handheld devices and related applications; and

•	Our ability to provide valuable services and support for those devices.

If key global Wi-Fi venues offer “no charge” Internet access, our network revenues could be negatively affected.

We derive a significant portion of our network revenue from providing Wi-Fi access in certain key venues (e.g., hotels, airports and cafes). In general, these venues charge their customers for Wi-Fi access. If these venues begin offering Wi-Fi access at no charge, the amount we can charge our customers for Wi-Fi access at these venues will likely decrease significantly or we may not charge our customers for Wi-Fi access at these venues. For example, Starbucks and certain airports in the United States have recently ceased charging their customers for Wi-Fi access and we have experienced reduced revenues as a result. If this trend continues at other key Wi-Fi venues, our network revenues and overall profitability may be negatively impacted.

If we are unable to meet the challenges posed by broadband access, our ability to profitably grow our business may be impaired.

A substantial portion of the growth of our business has depended, and will continue to depend, in part upon our ability to expand our global network by addressing broadband access technologies, such as 3G and Wi-Fi and other future wireless technologies. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our network include:

The broadband access market continues to develop at a rapid pace. We derive a significant portion of our revenues from wireless broadband “hotspots,” such as certain airports, hotels and convention centers. The broadband access market, particularly for wireless access, continues to develop rapidly, in particular: the market for enterprise connectivity services through broadband is characterized by evolving industry standards and specifications and there is currently no uniform standard for wireless access. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of wireless access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the broadband wireless access market develops in ways that limit access growth, our ability to generate substantial revenues from broadband wireless access could be harmed.

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

There are certain venues (hotels, airports, cafes, etc.) globally where we depend on a single provider for network access in those venues. In addition, in certain geographies we depend on a small number of providers for a large portion of network access. If such a provider were to go out of business or terminate their agreement with iPass, it could have a negative impact on our revenues and profitability if we cannot find an alternative provider to provide network access in those venues or geographies.

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results.

In order to compete, we must attract, retain, and motivate executives, sales representatives, engineers and other key employees. Hiring and retaining qualified executives, sales representatives and engineers are critical to our business, and competition for experienced employees in our industry can be intense. If we experience significant turnover of our executives, sales representatives and engineers it will be difficult to achieve our business objectives and could adversely impact our results.

Consolidation in the telecommunications industry may impair our ability to provide reliable, redundant and expanded network service coverage and negotiate favorable network access terms.

The telecommunications industry is rapidly evolving and highly competitive. These factors may result in certain network service providers having poor operating results. As a result, some of these service providers have consolidated and are working to consolidate or otherwise cease operations, which would reduce the number of network service providers from which we are able to obtain network access. If consolidation continues to occur, we will have a smaller number of network service providers to acquire network access from and we may not be able to provide additional or sufficient redundant access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

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

Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks they may be able to provide additional hotspot access at little incremental cost to them. As a result, they may offer network access services at a lower cost, and may be willing to discount or subsidize network access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our network access service and in these cases, may not be able to compete aggressively on price. In addition, new cloud-based platform operators may enter enterprise mobility services market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.

Many of our competitors offer additional services that we do not, which enables them to bundle these services and compete favorably against us. Some of our competitors provide services that we do not, such as: local exchange and long distance services, voicemail and digital subscriber line (DSL) services. Potential customers that desire these services on a bundled basis may choose to subscribe to network access from a competitor that provides these additional services.

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

Users may take advantage of free Wi-Fi networks for Internet and corporate access. Telecommunications providers may offer free Wi-Fi as part of a home broadband or other service contract, which may force down the prices which the market will bear for our services and could reduce our revenues.

We face strong competition in the market for managed network services, which could make it difficult for us to grow.

In the market for managed network services, we compete with a variety of large connectivity service providers, many of whom own their own networks. We see the competition from these larger service providers which own their own networks in two primary ways: first in that they can provide a broader range of network options (MPLS, Frame Relay, Wire line and Wireless Voice, etc.) and, second, they can integrate their separate products providing cross-product subsidization. There are also small regional players with a similar model to ours who compete with us. If we are not able to offer competitively priced offerings that are profitable for us, we may have difficulty growing our managed network services business.

If we fail to address market requirements, evolving standards and technological changes in the enterprise mobility services industry, our business could be harmed.

The market for enterprise mobility services and mobile devices (laptops, smart-phones, tablets and handhelds devices is characterized by evolving industry standards and specifications and rapid technological change; including; new access methods, devices, applications and operating systems. In developing and introducing our services, we have made, and will continue to make, assumptions with respect to which features, security standards, performance criteria, access methods, devices, applications and operating systems will be required or desired by enterprises and their mobile workers. If we implement technological changes or specifications that are different from those required or desired, or if we are unable to successfully integrate required or desired technological changes or specifications into our services, market acceptance of our services may be significantly reduced or delayed and our business could be harmed.

If our carrier and channel partners do not successfully market our enterprise mobility services to their customers, then our revenues and business may be adversely affected.

We sell our services directly through our sales force and indirectly through our channel partners, which include network service providers, systems integrators and value-added resellers. A large percentage of our sales outside the United States are made through our carrier and channel partners. Our business depends on the efforts and the success of these carrier and channel partners in marketing our services to their customers. Our own ability to promote our services directly to our carrier and channel partners’ customers is often limited. Many of our carrier and channel partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these channel partners may not actively promote our services. If our channel partners fail to market our services effectively, our ability to grow our revenue could be reduced and our business may be impaired.

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

Our operations and performance depend on our customers having adequate resources to purchase our services. Poor global economic conditions adversely impact our customers and potential customers. Such conditions cause our customers to alter their purchasing and payment activities in response to deterioration in the businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and under these circumstances our customers may reduce, delay or terminate purchases of, and payment for, our services. Poor economic conditions may cause certain of our current and prospective customers to merge with others, or cut expenditures, which may result in less demand for our services. In addition, poor economic conditions generally result in decreased business travel which results in decreased demand for our services. If we are unable to protect against these events or adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

Events or conditions that result in a decrease in business travel could adversely affect our business.

If events or conditions occur that cause users of our services to decrease the amount that they travel, this could result in a substantial decrease in the demand for our services. Certain global or regional events such as outbreaks or fear of pandemics or terrorist events could severely restrict business-related travel and the use of our services. Further, if conditions improve following one of the aforementioned events business travel may not return to previous levels.

Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability.

We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 38% of our revenues in 2010, of which approximately 30% and 7% were generated in the EMEA (Europe, Middle East and Africa) and Asia Pacific regions, respectively. We currently bill the majority of our services in U.S. Dollars and pay expenses in local currencies. Our international operations subject our business to specific risks that could negatively impact our business, including:

•	Generally longer payment cycles for foreign customers;

•	The impact of changes in foreign currency exchange rates on the attractiveness of our pricing and our operating results;

•	High taxes in some foreign jurisdictions;

•	Difficulty in complying with Internet-related regulations in foreign jurisdictions;

•	Difficulty enforcing intellectual property rights and weaker laws protecting these rights; and

•	Ability to efficiently deploy and generate returns in foreign jurisdictions.

Our reduced cash balances may impede our ability to make acquisitions or aggressively fund growth initiatives.

In 2009 and 2010, we returned a total of approximately $40 million in capital to our stockholders which consisted of approximately $34.0 million in extraordinary cash dividends and $5.9 million in stock repurchases.

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

The functional currency of our foreign subsidiaries is the U.S. Dollar. Fluctuations in foreign currency exchange rates impact the re-measurement of assets, liabilities, revenues and expenses and generate foreign exchange gains and losses. In addition, certain of our network access costs are invoiced in currencies other than the U.S. Dollar. The transactional settlement of these outstanding liabilities generates foreign exchange gains and losses depending on the fluctuation of exchange rates between the U.S. Dollar and the various foreign currencies in which we do business between the date of invoicing and the date of payment. Accordingly, changes in foreign currency exchange rates relative to the U.S. Dollar could negatively affect our operating results. During 2010, we did not enter into any hedging contracts to manage foreign currency exposure.

Our sales cycles are lengthy and could require us to incur substantial costs that may not result in related revenues.

Our business is characterized by a lengthy sales cycle. In addition, once a contract with a customer is signed there is typically an extended period before the customer’s end users actually begin to use our services, which is typically when we begin to realize revenues. Furthermore, the release of our Open Mobile Platform and services may further extend the sales cycle. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues. Even if we enter into a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales efforts increase and, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner; our operating results could be harmed.

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

During 2009, we recorded a liability of approximately $5.0 million reflecting our best estimate of our potential sales tax liability and associated interest and penalties thereon. During 2010, we reduced this liability down to $2.9 million as a result of settlements with certain state tax authorities, payments and revised estimates. The application and interpretation of various state sales tax laws to certain of our services is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our services are subject to their state’s sales tax. While we believe all of our estimates and assumptions, including settlements with certain taxing authorities, are reasonable and will be sustained upon audit, the actual liabilities may be more than such estimates, and if so, such liability may negatively impact our financial condition.

Item 1B. Unresolved	Staff Comments

Not applicable

Item 2. Properties

We lease approximately 48,000 square feet of space for our headquarters in Redwood Shores, California under a lease that expires in 2015. We also lease sales and support offices in other parts of the Unites States and abroad. We believe that our principal facility in Redwood Shores, and sales and support offices in other parts of the Unites States and abroad will be adequate for our needs for at least the next several years, and we expect that additional facilities will be available in other jurisdictions to the extent we need to add new offices.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range		Cash Dividend
	High	Low
Year ended December 31, 2010:
First Quarter	$1.23	$0.96	$—
Second Quarter	1.44	1.03	—
Third Quarter	1.30	0.97	—
Fourth Quarter	1.36	1.05	0.07
Year ended December 31, 2009:
First Quarter	$1.39	$0.89	$—
Second Quarter	1.87	0.95	—
Third Quarter	2.35	1.26	0.32
Fourth Quarter	1.42	0.92	0.16

We had 57,870,334 shares of our common stock outstanding as of February 22, 2011 that was held by 125 holders of record. We believe there are approximately 3,590 beneficial owners of our common stock. As noted in the table above, the company paid-out a total of $0.55 in extraordinary cash dividends in 2009 and 2010; these cash distributions are anticipated to be a return of capital for stockholders.

Performance Graph

The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2010. The graph and table assumes that $100 was invested on December 31, 2005 in our Company’s common stock, NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
iPass Inc.	$100.00	$89.63	$61.89	$18.60	$22.14	$28.19
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46
Nasdaq Market Index	100.00	110.25	121.88	73.10	106.22	125.36

We do not believe that there is any published industry or line of business indices that are directly relevant to our line of business. In addition, we do not believe that we can construct a peer group index as many of the services similar to ours comprise a small portion of the business of the companies providing such services. Consequently, in addition to the NASDAQ Market Index, we are comparing our stock price performance to the Russell 2000 Index because we believe that this broad market index provides a good comparison of shareholder returns.

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of iPass under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Stock Repurchases and Return of Capital

From September 2009 through December 2010, the Company returned approximately $40 million in cash to stockholders in the form of three special cash dividends totaling approximately $34 million and by repurchasing approximately $5.9 million of the Company’s common stock.

On November 3, 2009, our Board of Directors approved a stock repurchase program (the “2009 Repurchase Program”) which authorized us to repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions with any remaining portion to be returned to stockholders in the form of an extraordinary cash dividend by April 15, 2011.

Through December 31, 2010, we repurchased a total of approximately 5.0 million shares of iPass common stock at an average price of $1.17 per share for an aggregate purchase price of approximately $5.9 million, including broker fees of approximately $0.1 million. In 2009, we returned approximately $30.0 million to stockholders in the form of two extraordinary cash dividends. In December 2010, we returned the remaining $4.0 million under the 2009 Repurchase Program to stockholders in the form of a third extraordinary cash dividend. This last extraordinary cash dividend, together with the $5.9 million common stock repurchased through December 31, 2010, completed our obligation to return $10.0 million of capital to stockholders under the 2009 Stock Repurchase Program.

Prior to 2009, we did not pay any cash dividends on our common stock. We currently do not anticipate that we will pay cash dividends in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Item 6. Selected	Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$156,080	$171,377	$191,368	$191,732	$182,711
Total cost of revenue and operating expenses(1)	159,580	185,575	284,767	206,077	202,001
Operating loss	(3,500)	(14,198)	(93,399)	(14,345)	(19,290)
Net loss	(3,096)	(13,492)	(91,968)	(34,214)	(8,089)
Basic and diluted net loss per share	(0.05)	(0.22)	(1.50)	(0.54)	(0.13)
Cash dividends declared per common share	0.07	0.48	—	—	—
Total assets	$73,982	$89,563	$125,328	$221,989	$263,602
Total stockholders’ equity	37,822	47,986	89,797	181,108	221,389

(1)	For one-time discrete events details, See “Sales Taxes”, “Restructuring and Other Charges” and “Impairment of Goodwill and Long-Lived Assets” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

This section is organized as follows:

Overview	Discussion of our business
Key Corporate Objectives	Our overall strategy
Significant Trends and Events	Operating, financial and other highlights affecting iPass
Key Operating Metrics	Discussion of the key metrics and measures that we use to evaluate our operating performance
Critical Accounting Policies and Estimates	Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2010, December 31, 2009 and December 31, 2008
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

Overview

We provide enterprise mobility services that assist the productivity of workers as they move between office, home and remote locations. Our services simplify mobility by providing the enterprise with a comprehensive platform that provides them with visibility, analytics and management and control of the connectivity, devices and mobility costs across their company. Our enterprise mobility services consist of our new Open Mobile services, our legacy Mobile Office offering, and our Network Services. Our Open Mobile services are based on our new Open Mobile Platform, which is a cloud-based services delivery system that gives the enterprise insight and control over definition and management of their mobility services. Our Mobile Office product has been the Company’s historic enterprise mobility offering, providing unified global connectivity, connectivity management and device management.

Our enterprise mobility services also includes the iPass Mobile Network, which consists of more than 263,000 global venues including Wi-Fi, Ethernet and Inflight Wi-Fi hotspots, broadband connection technologies such as 3G, as well as narrowband access technologies, such as modem dial-up, which together we refer to as our Network Services. The iPass Mobile Network is composed of contractual relationships and technical integrations with more than 320 fixed and mobile telecommunications carriers, Internet service providers and other network service providers around the globe.

We also provide managed network services to enterprise customers, connecting the enterprise’s teleworkers, branch offices and retail locations. Our managed network solutions are used by enterprises in a range of industries.

We were incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our principal executive offices are located in Redwood Shores, California.

Key Corporate Objectives

Our corporate objectives include continuing to develop our cloud-based Open Mobile Platform with innovative features, functionality and services in order to provide a leading and value-added integrated mobility offering to our enterprise customers and our carrier and channel partners. Our key objectives also includes migrating existing customers and adding new customers to our Open Mobile Platform as we believe this will increase the number of monetized users at our existing customers and attract new enterprise customers and increasing the usage of our platform and services by our customers, both of which we view as important to driving stockholder value. For a detailed discussion regarding certain of our corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and the direction of our business in 2010:

On-going development of our new cloud-based platform

We released the first version of our Open Mobile Platform in January 2010 and we’ve continued to develop and release updates to the platform with additional features and functionality. We believe this platform allows us to provide a compelling and value-focused set of integrated mobility offerings to the enterprise customers and to our channel and carrier partners.

Continued decline in dial-up revenue

As anticipated, we saw a significant decline of nearly $10.0 million in our dial-up revenue in 2010. This trend was primarily due to our customers’ continued migration from dial-up connections to faster broadband technologies. We expect the trend of declining dial-up revenue to continue during 2011.

Decline in minimum commitment revenue

We have customers that have signed contracts with us that commit them to minimum revenue commitments. Some of these contracts may be several years old and some customers may be paying iPass shortfall payments as a result of these minimum commitment terms. We have actively engaged with a number of our customers and have negotiated decreases to their minimum network commitments on a prospective basis. We have seen a decline in minimum commitment revenue due, in part, to these new arrangements. At the same time, with these renegotiated arrangements, we have often been able to secure longer contract terms, higher marginal pricing and/or commitments for our customers to migrate to Open Mobile Platform. We continue to see a decrease in the numbers of customers that have contracts with minimum network commitments. Minimum commitment network revenue decreased $5.2 million or 23% for the year ended December 31, 2010 compared to 2009. Minimum commitments represent 11.1% of total revenue for year ended December 31, 2010.

While there are several factors impacting the full extent of future potential declines in minimum commitment shortfall revenue, we anticipate that this revenue will continue to decline for the foreseeable future.

Decrease in 3G mobile broadband network margin

In support of a component of our network services, we have agreements with a small number of domestic and international network service providers to provide 3G mobile broadband coverage for our enterprise customers. 3G mobile broadband margin for the year ended December 31, 2010 decreased from 22% to 17%, compared to the same period in 2009. Our variable-based 3G network provider costs have generally increased more than our fixed-rate 3G revenue structure, adversely impacting our 3G network margins. We expect this trend to continue in 2011. In addition, the current 3G market is characterized by increased competition and pricing pressure which has resulted in decreasing 3G mobile broadband network margins.

Return of capital to stockholders

In 2010, we returned approximately $4.0 million of capital to stockholders in the form of an extraordinary cash dividend. This dividend, together with two extraordinary cash dividends of approximately $30.0 million paid to stockholders in 2009 and the $5.9 million of common stock repurchased through December 31, 2010 completed our commitment to return approximately $40 million in capital to stockholders by April 15, 2011 in the form of cash dividends and stock repurchases.

Settlement of certain sales tax obligations

We received a favorable settlement of certain sales tax obligations with a state taxing authority which resulted in a $2.1 million benefit that is included as a reduction in general and administrative expenses in the fourth quarter of 2010.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance as well as our success in transforming our business and driving future growth.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency and overall operating and financial performance and for benchmarking against our peers and competitors. In addition, we also use this metric to determine the company bonuses. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand the company’s performance excluding the impact of items which may obscure trends in the core operating performance and facilitates comparisons with other companies in the company’s industry, which may use similar financial measures to supplement their GAAP results.

We defined Adjusted EBITDA as net loss adjusted for interest expense net of interest income; income taxes; depreciation and amortization; stock-based compensation; restructuring charges; and certain discrete items including the impairment of goodwill on long-lived assets, certain revenue adjustments related to the correction of historical billing errors and certain sales tax items. The following table reconciles Adjusted EBITDA to GAAP net loss:

	Year Ended December 31,
	2010	2009	2008
Adjusted EBITDA	$811	$7,406	$4,035
Interest income	83	613	2,003
Benefit from income taxes	192	674	581
Depreciation of property and equipment	(3,326)	(4,425)	(5,540)
Amortization of intangible assets	(428)	(1,380)	(3,901)
Impairment of goodwill and long-lived assets	—	—	(84,494)
Stock-based compensation	(1,699)	(2,316)	(3,794)
Restructuring charges	(887)	(8,147)	(858)
Certain state sales and federal tax items	2,158	(5,030)	—
Revenue adjustments related to the correction of historical billing errors	—	(887)	—

Net loss	$(3,096)	$(13,492)	$(91,968)

Adjusted EBITDA for the year ended December 31, 2010 decreased from December 31, 2009 as a result of a $15.3 million net unfavorable impact from lower revenues, net of a decrease of $0.9 million relating to revenue adjustment due to historical billing errors in 2009, partially offset by lower network access costs of $1.4 million, favorable operating expenses (excluding operating expenses adjusted above) of approximately $7.3 million as a result of headcount and other expense reductions from restructuring activities and favorable impact of foreign exchange of $0.7 million. Adjusted EBITDA for the year ended December 31, 2009 when compared to December 31, 2008 was positively impacted by a smaller net loss position despite the restructuring charges, sales tax liability accrual, and billing error adjustments to revenue. Adjusted EBITDA for the year ended December 31, 2008 was impacted by a significant net loss offset by a large impairment of goodwill and long-lived assets charge and restructuring charge.

We believe that Adjusted EBITDA is useful as a supplemental measure of the performance of the company’s operations because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, and depreciation and amortization, restructuring charges, material generally non-recurring sales tax and related charges, stock based compensation expense and certain infrequent operating items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants.

Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Average Number of Monthly Monetized Users

We use this metric as an indicator of our penetration and usage of our services and as a high-level measure of the adoption of the value proposition of our offerings.

The number of monthly monetized users means the number of users for which a fee was billed by the Company to a customer for such users for the use of our platform services, network services (or both offerings) in a given month (i.e., a paying user). The average number of monthly monetized users means the average number of monetized users per month in a given year (i.e., adding the number of monetized EMS users for each of the three months and dividing by three to determine average per month in a given quarter and adding the monetized users for each of the four quarters and dividing by four). EMS monetized users consist of EMS monetized network users and EMS monetized platform users, with some overlap for users that pay for both services in a given month. EMS network users are unique users that used our network through Wi-Fi and Hotel Ethernet, dial-up or 3G network services. EMS platform users are unique users that paid us for the use of our platform through a distinct, bundled or annual fee.

The following diagram provides the relationship and quantification of the total Average Monthly Monetized Users for the year ended December 31, 2010 insofar as how many users paid for our platform services, network services and both:

The following table summarizes Average Number of Monthly Monetized Users:

	Year ended December 31,
	2010	Change %	2009
	(# of users in thousands)
Average Number of Monthly Monetized Users	646	(7.1)%	695
Network	200	(14.2)%	233
Platform	578	(5.4)%	611

The decline in network monetized users is primarily due to the anticipated decrease in dial-up and Wi-Fi users. The decrease in platform users is primarily due to the decline in users for which customers pay an annual business fee.

Monthly Order Value (“MOV”)

MOV is the average amount of new contractually committed monthly revenue over the term of a customer contract. We believe that MOV is a helpful metric in providing insight into how much incremental dollar value we contracted with customers in a period. Management uses MOV as an indicator of new customers’ willingness to enter into contractual commitments and existing customers’ willingness to enter into higher-dollar contractual commitments for our services. During the years ended December 31, 2010 and 2009, total MOV was relatively flat at $1.5 million, compared to $2.5 million for 2008. In 2010, the increases in Open Mobile Platform and MNS MOV were substantially offset by the declines in Dial-up and Wi-Fi MOV, thus resulting in a relatively flat MOV compared to 2009. The decrease from 2008 to 2009 was primarily due to the global economic downturn.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin percentage is defined as (total EMS network revenue plus MNS revenue less total network access costs) divided by (total EMS network revenue plus MNS revenue).

	Year Ended December 31,
	2010	2009	2008
Network Gross Margin (%)	46.1%	50.6%	48.1%

The decline in network gross margin by 4.5% from 2009 to 2010 was primarily due to a decline in higher margin dial-up revenue and minimum commitment revenues combined with increases in MNS network access costs and higher 3G costs. The revenue erosion in dial-up is due to our customer’s continued migration to alternative faster connectivity technologies while the decline in minimum commitment revenue is due to terminations and customers renewing their agreements at lower commit levels. The increase in MNS costs is due to higher average cost per endpoint as the mix of business shifted away from higher margin teleworker solutions to branch and retail and increase in 3G costs from higher customer usage on flat rate revenue plans. The increase in network gross margin by 2.5% from 2008 to 2009 was primarily due to the increase in network contribution margin from 3G and MNS due to higher revenues.

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

Revenue Recognition

Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the treatment of monthly minimum commitment (“MMC”) fees and MNS contracts.

For customers that have agreed to a MMC fee in connection with either broadband or dial-up usage, such customer’s monthly invoice reflects the greater of the customer’s actual usage during the month or the customer’s contractually committed monthly minimum for that month. If the MMC exceeds actual usage (“Shortfall”), we determine whether the Shortfall is fixed or determinable in accordance with the revenue recognition criteria. If we conclude that the Shortfall is fixed or determinable, based upon customer specific collection history, and all other revenue recognition criteria have been met, we recognize as revenue the amount of the Shortfall which is invoiced. If the customer is in a Shortfall situation and it is determined that the Shortfall is not fixed or determinable, we recognize revenue only when the Shortfall is collected. MNS contracts are monthly flat fee contracts bundled with certain other upfront fees such as, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. The monthly flat usage fee is recognized on a monthly basis, while other fees are recognized ratably over the estimated life of the end point. An end point represents a separate physical location, such as a branch office, retail office or virtual office. End point lives are estimated based on historical average end point life by product group. We periodically perform an analysis of estimated lives of the end points and revise the remaining term over which revenue will be recognized, if needed.

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

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period on a straight-line basis. Fair value for restricted stock awards is determined by the stock’s closing price on the grant date. The fair value of stock options and employee purchase rights granted in connection with the Employee Stock Purchase Plan is determined on the grant date and offering date, respectively using the Black-Scholes option-pricing model. We estimate expected volatility of our stock price based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options and other relevant factors. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. We estimate the expected term based on the historical experience and on the terms and conditions of the stock awards granted to employees. We apply an expected forfeiture rate to our stock options and restricted stock awards and only recognize expense for those shares expected to vest. Our estimate of the forfeiture rate is based upon historical experience of employee turnover and other factors. To the extent the actual forfeiture rate is different from our expected rate, stock-based compensation expense is adjusted accordingly. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period

Sales Taxes

Our sales and use tax filings are subject to customary audits by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. As a result of addressing a sales and use tax audit which was initiated in 2009, we determined that additional sales taxes were probable of being assessed for multiple states. Given the nature of our business model, the state conducting the sales tax audit agreed to work with us in developing the methodology that was used to estimate the incremental sales tax obligation. We have applied this same model to other states where this type of sales tax may also be applicable. In the third quarter of 2009, we estimated an incremental sales tax liability, including interest and penalties, of approximately $5.0 million. During 2010, we reduced this liability down to $2.9 million through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability. Significant subjectivity exists as to both whether sales tax can be assessed on the activity for which the incremental sales tax amount is derived, and given the nature of our business model, how the sales tax will ultimately be measured by the relevant jurisdictions. Based on the developments associated with the ongoing sales and use tax audits and settlements with various states, we make a determination each reporting period whether the estimates for sales tax in certain states should be revised, and accordingly recognize additional sales tax obligations, including interest and penalties, which are recorded in general and administrative expenses.

While we have the ability and right to bill and collect the incremental sales tax, excluding interest and penalties, from our customers, several factors create significant uncertainty in determining whether recognition of an asset as a sales tax receivable is appropriate. The primary uncertainties include the following: (1) as disclosed above, significant judgment exists both as to the activity that gives rise to the incremental sales tax assessment and how the sales tax amount has been measured; (2) although we have identified the process to invoice incremental sales tax to our customers, we do not have a history of collecting on these types of sales taxes and therefore are unable to determine the amount recoverable; and (3) the estimated incremental sales tax relates to multiple periods which would make it more difficult to successfully collect the incremental sales tax from our customers. Accordingly, we have determined that we will not recognize an asset relating to this matter as we currently do not have the ability to estimate the amount that we will be able to collect from our customers. Collections received from customers in connection with the additional sales tax assessment will be recognized upon receipt. No collections from customers were received as of December 31, 2009. During 2010, we collected approximately $0.2 million of sales taxes from customers which were recognized in net income.

Accounting for Income Taxes

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the net deferred tax assets will not be realized. We include changes in the valuation allowance in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

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

We account for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses to date, we have provided a full valuation allowance of $59.9 million against the majority of our deferred tax assets at December 31, 2010, compared to $59.2 million at December 31, 2009. At each period end, we reassess our ability to realize our deferred tax assets. The factors we considered include, but are not limited to: (i) our historical cumulative net losses, after adjustment for permanent tax differences, over the previous three years through 2010; (ii) the dependence on continued high growth rates in achieving forecasted profitability; (iii) operation in an industry subject to rapid technological changes; (iv) the unknown impact of current negative macroeconomic factors on forecasted results of operations; and (v) consideration of tax strategies.

Results of Operations

From a broad perspective, we are reporting and analyzing revenue and operations under two primary offerings reflecting our two operating segments: EMS and MNS. In determining the segment operating income or loss, the items that are not allocated includes; amortization of intangibles, restructuring, incremental sales tax including penalties, and interest and impairment of goodwill and long-lived assets.

Sources of Revenues

Within our enterprise mobility services, we present revenue from three areas: (i) network revenue, (ii) platform revenue, and (iii) other fees and revenue. Network revenue consists of revenue primarily from the sale of access to our network of Wi-Fi hotspots, hotel Ethernet, and mobile broadband services such as 3G and narrowband access technologies, such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage, and fixed-rate per user per month fee structure. Network revenue also includes minimum commitment shortfall revenue. Platform revenue consists of revenues derived from the following services: iPassConnect client fees, Open Mobile Platform fees and other client/platform related fees. Other fees and revenue includes device management fees, professional services and other mobility-related fees and services.

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

Enterprise Mobility Services

	For the Year Ended December 31,
	2010	2009	2008
Enterprise Mobility Services	$128,675	$143,055	$163,732
Network Revenue	107,032	121,431	130,157
Platform Revenue	15,993	14,802	18,580
Other fees and revenue	5,650	6,822	14,995

As a percentage of total revenue	82.4%	83.5%	85.6%
Change	(14,380)	(20,677)
Percentage change	(10.1)%	(12.6)%

Operating (loss) income	(2,711)	535	(1,819)
Change	(3,246)	2,354
Percentage change	(606.7)%	129.4%

Network Revenue

The decline in EMS network revenue of approximately $14.4 million or 11.9% for the year ended December 31, 2010 compared to 2009 was primarily due to the continued and anticipated decline in dial-up revenue by approximately $9.8 million or 56% as well as the decline in minimum commitment revenue by approximately $5.2 million or 23%. The decline in dial-up revenue was due to customers continuing to migrate to alternative faster connectivity technologies while the decline in minimum commitment revenue was due to terminations of customer contracts and certain customers renewing their agreements at lower minimum commit levels.

The decline in network revenue by approximately $8.7 million or 7% for the year ended December 31, 2009 compared to 2008 was driven by a $13.1 million anticipated decline in dial-up revenue, offset in part by a $6.0 million increase in 3G revenue usage.

Platform Revenue

Platform revenue increased by approximately $1.2 million or 8.1% for the year ended December 31, 2010 compared to 2009 primarily due to increases in sale of legacy Mobile Office and new Open Mobile platform services. The decline in platform revenue by approximately $3.8 million or 20% for the year ended December 31, 2009 compared to 2008 was due to a decrease in Mobile Office revenue and annual billed fees.

Other Fees and Revenue

Other fees and revenue decreased by approximately $1.2 million or 17.2% for the year ended December 31, 2010 compared to 2009 primarily due to declining end-of-life fees as customers moved to current product releases. The decline in other fees and revenue by approximately $8.2 million or 55% for the year ended December 31, 2009 compared to 2008 was primarily due to declining end-of-life fees of $3.2 million as customers moved to current product offerings, and lower sales of professional services and other fees, license and subscription fees of $4.9 million.

Operating Loss

The increase in EMS operating loss for the year ended December 31, 2010 compared to 2009 was due to a net reduction in revenue less network access costs of approximately $12.5 million offset by a decrease in other operating expenses of approximately $9.3 million from cost savings associated with the 2009 restructuring events.

The decrease in EMS operating loss for the year ended December 31, 2009 compared to 2008 was primarily due to a decrease in other operating expenses of approximately $14.9 million primarily due to lower departmental spend associated with 2009 restructuring activity, offset in part by a net reduction in revenue and network access costs of approximately $12.6 million.

Managed Network Services

	For the Year Ended December 31,
	2010	2009	2008
Managed Network Services	$27,405	$28,322	$27,636

As a percentage of total revenue	17.6%	16.5%	14.4%
Change	(917)	686
Percentage change	(3.2)%	2.5%

Operating loss	(1,632)	(176)	(2,327)
Change	(1,456)	2,151
Percentage change	(827.3%)	92.4%

MNS Revenue

The decrease in MNS revenue for the year ended December 31, 2010 compared to 2009 was primarily due to the anticipated customer terminations in the teleworker product resulting in approximately $1.8 million in lower revenues, offset in part by additions to our retail and branch customer base of approximately $0.9 million. The increase in MNS revenue for the year ended December 31, 2009 compared to 2008 was primarily due to an increase in end points in our core branch and retail office business.

Operating loss

The increase in MNS operating loss for the year ended December 31, 2010 compared to 2009 was primarily due to a decrease in gross margin of approximately $1.3 million due as a result of a decrease in revenue of approximately $0.9 million and an increase in network access costs of approximately $0.4 million. The decrease in MNS operating loss for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to efficiencies realized upon completion of the next generation operation management software system in 2008.

International Revenues

	For the Year Ended December 31,
	2010	2009	2008
United States	62%	61%	61%
Europe, Middle East and Africa (EMEA)	30%	30%	28%
Asia Pacific	7%	6%	8%
Rest of the world	1%	3%	3%

Revenues in the United Kingdom accounted for 9%, 10% and 9% of total revenues in 2010, 2009 and 2008 respectively. To date, all of our revenues have been denominated in U.S. Dollars. In the future some portion of revenues may be denominated in foreign currencies. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2010, 2009 and 2008.

We expect that total revenue will decline in the first quarter of 2011 primarily driven by the decline in Network and MNS revenues which would also negatively impact the Adjusted EBITDA for the first quarter and the fiscal year of 2011.

Operating Expenses

Network Access

Network access costs (“NAC”) consist principally of charges for access which we pay to our network service providers.

	Year Ended December 31,
	2010	Change $	Change %	2009	Change $	Change %	2008
	(In thousands, except percentages)
Network access costs	$72,497	$(1,440)	(1.9)%	$73,937	$(8,024)	(9.8)%	$81,961
As a percent of revenue	46.4%	—	3.3%	43.1%	—	0.3%	42.8%

The decrease in NAC for 2010 compared to 2009 was primarily due to a decrease in dial-up usage cost of approximately $2.8 million due to the decline in dial-up usage and a decrease in Wi-Fi costs of approximately $1.6 million, offset in part by an increase in 3G usage costs of approximately $2.6 million and MNS costs of $0.4 million.

The decrease in NAC for 2009 compared to 2008 was primarily due to dial-up user erosion, partially offset by a $4.1 million increase in 3G usage costs.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support, network access quality personnel and outside consultants; transaction center fees; depreciation of our network equipment; costs of mobile data cards and allocated overhead costs.

	Year Ended December 31,
	2010	Change $	Change %	2009	Change $	Change %	2008
	(In thousands, except percentages)
Network operations expense	$27,291	$(2,153)	(7.3)%	$29,444	$(2,969)	(9.2)%	$32,413
As a percent of revenue	17.5%	—	0.3%	17.2%	—	0.3%	16.9%

The decrease in network operations expenses in 2010 compared to 2009 was predominantly due to lower headcount, back-office and infrastructure costs resulting from full year benefit of 2009 restructuring activities of approximately $3.2 million, offset in part by an increase in 3G Mobile Data Cards subsidized expense of approximately $1.0 million relating to the increased 3G cards shipped during the year.

The decrease in network operations expenses in 2009 compared to 2008 was predominantly due to lower headcount, back-office and infrastructure costs associated with 2009 restructuring activities of approximately $1.8 million and a decrease in depreciation and licenses of approximately $0.9 million.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Year Ended December 31,
	2010	Change $	Change %	2009	Change $	Change %	2008
	(In thousands, except percentages)
Research and development expenses	$13,794	$(568)	(4.0)%	$14,362	$(2,019)	(12.3)%	$16,381
As a percent of revenue	8.8%	—	0.4%	8.4%	—	(0.2)%	8.6%

The decrease in research and development expenses in 2010 compared to 2009 was predominantly due to lower headcount, back-office and infrastructure costs resulting from full year benefit of 2009 restructuring activities.

The decrease in research and development expenses in 2009 compared to 2008 was predominantly due to lower headcount, back-office and infrastructure costs associated with 2009 restructuring activities of approximately $1.1 million and a decrease in depreciation and licenses of approximately $0.6 million.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising, promotion expenses, and allocated overhead costs.

	Year Ended December 31,
	2010	Change $	Change %	2009	Change $	Change %	2008
	(In thousands, except percentages)
Sales and marketing expenses	$24,874	$(5,094)	(17.0)%	$29,968	$(11,172)	(27.2)%	$41,140
As a percent of revenue	15.9%	—	(1.6)%	17.5%	—	(4.0)%	21.5%

The decrease in sales and marketing expenses in 2010 compared to 2009 was predominantly due to lower headcount, back-office and infrastructure costs of approximately $3.6 million resulting from full year benefit of 2009 restructuring activities, and a $1.1 million reduction in general marketing plan spend.

The decrease in sales and marketing expenses in 2009 compared to 2008 was predominantly due to lower headcount including commission expense, back-office and infrastructure costs of approximately $8.6 million associated with 2009 restructuring activities and a $1.5 million reduction in general marketing plan spend.

General and Administrative

General and administrative expenses consist of compensation and benefits for general and administrative personnel, legal and accounting expenses, bad debt expense, and allocated overhead costs.

	Year Ended December 31,
	2010	Change $	Change %	2009	Change $	Change %	2008
	(In thousands, except percentages)
General and administrative expenses	$19,809	$(8,528)	(30.1)%	$28,337	$4,718	20.0%	$23,619
As a percent of revenue	12.7%	—	(3.8)%	16.5%	—	4.2%	12.3%

The decrease in general and administrative expenses in 2010 compared to 2009 was driven primarily by a $7.2 million decrease in net sales tax expense including a $2.2 million benefit recognized in 2010 from settlements reached with state tax authorities which reduced a $5.0 million sales tax liability that was recorded in 2009, as well as a $1.0 million decrease in legal expenses related to a stockholder proxy contest in 2009.

The increase in general and administrative expenses in 2009 compared to 2008 was driven primarily by a charge of $5.0 million related to certain sales tax obligations and related interest and penalties and an increase in bad debt expense of $1.0 million, offset by lower stock based compensation expense of $0.9 million.

Restructuring and Other Charges

Restructuring charges were approximately $0.9 million, $8.1 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

In the first quarter of 2009, we announced a restructuring plan (the “Q1 2009 Plan”) in order to reduce our operating costs and focus our resources on key strategic priorities, which resulted in reduction of our workforce by 68 positions across all functional areas and abandonment of certain facilities, for which the lease terms extend through April 30, 2015. We completed all terminations and during the year ended December 31, 2010, we recorded a total restructuring charge of approximately $0.4 million related to the Q1 2009 Plan.

In the fourth quarter of 2009, we announced a restructuring plan (the “Q4 2009 Plan”) to align our cost structure and improve operating efficiencies, which resulted in a reduction of our workforce by 78 positions, abandonment of certain additional facilities and termination of a contract obligation. During the year ended December 31, 2010, we recorded a restructuring charge of approximately $0.4 million related to Q4 2009 Plan. We completed the workforce reductions during the first quarter of 2010. The lease terms for the abandoned facilities expire in February 2012. The obligation for the terminated contract was paid during January 2010.

Restructuring charges during 2010 for restructuring plans prior to the Q1 2009 Plan was $0.1 million and there are no remaining restructuring liabilities relating to this plan as of December 31, 2010.

The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations. Total accretion related to the Q1 2009 Plan that will be recognized through April 2015 is $0.3 million with a remaining balance of $0.2 million as of December 31, 2010.

Amortization of Intangible Assets

Amortization of intangible assets was $0.4 million, $1.4 million, and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded an intangible impairment charge of $3.4 million during the fourth quarter of 2008.

Impairment of Goodwill and Long-lived Asset

We evaluate goodwill for impairment on an annual basis or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. Our stock price declined 83% over the twelve months ended December 31, 2008. This decline was considered a triggering event which led management to perform a valuation analysis to determine whether and to what extent goodwill may have been impaired as of December 31, 2008. As a result of this analysis, in the fourth quarter of fiscal 2008, we recorded a charge of $79.8 million related to goodwill impairment which represented the full carrying value of goodwill on the consolidated balance sheet.

As part of the goodwill impairment analysis, we are required to assess our long-lived assets for impairment. During fiscal 2008, we recorded a charge of $1.3 million related to the impairment of certain long-lived assets.

Non-Operating Income and Expenses

Interest Income

Interest income includes primarily interest income on cash and cash equivalents, and short-term investment balances. Interest income was $0.1 million, $0.6 million, and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest income declined from 2008 to 2009 and from 2009 to 2010 primarily due to decreased cash and investment balances as well as lower interest rates.

Foreign Exchange Gains (Losses) and Other Income (Expense)

Foreign exchange gains (losses) and other income (expense) primarily consists of gains and losses on foreign currency transactions and on non-U.S. Dollar denominated assets and liabilities. Fluctuations in foreign currency exchange rates impact the re-measurement of assets, liabilities, revenues and expenses and generate exchange gains or losses. In addition, certain of our network access costs are invoiced in currencies other than U.S. Dollars. The transactional settlement of these outstanding liabilities generates exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment. Prior to 2009, we periodically entered into forward contracts to partially manage foreign currency exposures. During 2010 and 2009, we did not enter into any hedging contracts. For the years ended December 31, 2010, 2009, and 2008, foreign exchange gains (losses) were $0.1 million, ($0.6) million and ($1.1) million, respectively. Foreign exchange gains in 2010 were primarily due to the strengthening of the U.S. Dollar against the Euro.

Provision for Income Taxes

The benefit for income taxes was $0.2 million in 2010, compared to a benefit for income taxes was $0.7 million and $0.6 million in 2009 and 2008, respectively. The tax benefit realized in 2010 primarily related to a federal tax refund of $0.2 million related to a net operating loss carryback claim, and the reversal of FIN 48 reserves of $0.1 million related to an IRS audit settled during the year and a deferred tax benefit of $0.1 million related to our operations in India, all of which is partially offset by foreign and state income taxes of $0.2 million. The tax benefit realized in 2009 primarily related to a federal alternative minimum tax refund filed under the Unemployment Insurance Extension Legislation H.R. 3548, partially offset by foreign income taxes. The tax benefit realized in 2008 primarily related to settlements of a California income tax audit resulting in a tax refund of $0.7 million and receipt of income tax refunds of $0.2 million, partially offset by higher foreign income taxes.

Liquidity and Capital Resources

	December 31, 2010	December 31, 2009	Increase/ (Decrease)
	(in thousands)	(in thousands)	(in thousands)
Cash and cash equivalents	$30,746	$37,973	$(7,227)
Short-term investments	—	3,799	(3,799)

Total	$30,746	$41,772	$(11,026)

Percentage of total assets	41.6%	46.6%

Cash Flows

Operating Activities. Net cash provided by operating activities in 2010 was $2.0 million compared to $6.3 million and $1.0 million in 2009 and 2008, respectively. After adjusting net loss for non-cash items $1.4 million of cash was provided by operations in 2010 compared to $3.3 million of cash used by operations in 2009. Cash provided by changes in working capital was $0.6 million in 2010 compared to $9.5 million in 2009. The major driver of the 2009 change in working capital resulted from accrued expenses for restructuring and sales tax liability.

Investing Activities. Net cash used in investing activities in 2010 was $0.4 million, compared to $29.0 million provided from investing activities in 2009 and $35.8 million used in investing activities in 2008. The cash provided by liquidating investments of approximately $3.8 million was used for capital expenditures of $3.0 million and $1.1 million to pledge a letter of credit with a supplier. In 2009, $31.1 million of short-term investments were liquidated to fund financing activities and $2.1 million used for capital expenditures. In 2008, $30.8 million of cash was invested in short-term investments, $4.6 million was used for capital expenditures, and $0.4 million was pledged to fund a letter of credit with a supplier.

Financing Activities. Net cash used in financing activities in 2010 was $8.8 million, primarily due to a $4.0 million extraordinary cash dividend and $5.1 million in common stock repurchases to complete our obligation to return capital to stockholders. In 2010, cash generated from operating activities and liquidation of short-term investments were used to fund the return of capital and repurchase of common stock. Net cash used in financing activities in 2009 was $30.4 million, primarily due to the payment of extraordinary cash dividends of approximately $30.0 million and the repurchase of $0.8 million of common stock in fulfillment of a return of capital program. In 2009, cash generated from operating activities and liquidation of short-term investments were used to fund the return of capital and repurchase of common stock. Net cash used in financing activities in 2008 was $3.0 million primarily due to $3.7 million used for the repurchases of common stock offset by $0.6 million of cash received for stock option exercises and stock purchases through our employee stock purchase plan.

Sources of Cash and Future Cash Requirements

We have historically relied on existing cash and cash flow from operations for our liquidity needs. Key sources of cash are provided by operations and existing cash and cash equivalents. As of December 31, 2010, we had cash and cash equivalents of $30.7 million and no short-term investments. We use a professional investment management firm to manage a large portion of our invested cash. The portfolio is invested primarily in money market accounts due within one year.

We believe that based on our current business plan and revenue prospects, our existing cash balances and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Primary Uses of Cash

Our principal use of cash in 2010 was for network access costs, payroll related expenses, general operating expenses including marketing, travel, office rent, stock repurchases, return of capital to shareholders, restructuring and capital expenditures.

Stock Repurchases. In November 2009, we announced a stock repurchase program which authorized the repurchase up to $10.0 million of outstanding common stock on the open market or through negotiated transactions. In the event that this $10.0 million stock repurchase program was not completed by March 31, 2011, we were obligated to dividend to stockholders any remaining balance by April 15, 2011. Since the beginning of the repurchase program through December 31, 2010, we repurchased a total of 5.0 million shares of common stock for an aggregate purchase price of approximately $5.9 million, including broker fees of approximately $0.1 million. Through December 31, 2009, we repurchased a total of 750,000 shares of common stock for an aggregate purchase price of approximately $0.8 million. During 2008, we repurchased approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million under the 2008 Stock Repurchase Program.

Return of Capital. In 2010, we returned $.07 per share or approximately $4.0 million to stockholders in the form of an extraordinary cash dividend on December 17, 2010 to stockholders of record on November 18, 2010. In 2009 we returned approximately $30.0 million in capital to our stockholders in the form of two extraordinary cash dividends.

With the stock repurchases and cash dividends described above, we have fulfilled our prior commitment to return $40 million in capital to stockholders.

Restructuring. In the first quarter of 2009, we announced a restructuring plan in order to reduce our operating costs and focus our resources on key strategic priorities. In the fourth quarter of 2009 we announced a restructuring plan to align our cost structure and improve operating efficiencies. Cash used for restructuring activities was $3.9 million, $4.6 million, and $2.0 million in 2010, 2009, and 2008, respectively.

In 2011, we expect to use cash to fund ongoing operating activities and capital investments.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K at December 31, 2010 and 2009.

Commitments

At December 31, 2010, we had no material commitments for capital expenditures.

Contractual Obligations

	Total	Less Than 1 Yr	1-3 Years	3-5 Years
Operating Lease Obligations	$9,242	$3,022	$3,800	$2,420
Network Service Commitments(1)	5,522	4,628	894	—

Total Contractual Obligations	$14,764	$7,650	$4,694	$2,420

(1)	In the normal course of our business, we have signed contracts with certain network service and mobile data providers under which we have minimum purchase commitments. These commitments expire on various dates through April 2013.

In addition to the contractual obligations disclosed above, we have unrecognized tax benefits including estimated gross interest and penalties of $4.8 million and $3.9 million as of December 31, 2010 and 2009, respectively.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, in certain circumstances. iPass’ product agreements typically include a limited indemnification provision for claims from third parties relating to breach of agreements, and iPass’ intellectual property. Certain indemnification agreements may not be subject to maximum loss clauses. If the potential loss from any indemnification claim is considered probable and the amount or the range of the loss can be estimated, we accrue a liability for the estimated loss. To date, claims under such indemnification provisions have not been significant.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2010 were the Euro, the British pound, and the Indian Rupee. We are exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into any hedging arrangements. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses) and other income (expense)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of December 31, 2010, we had cash and cash equivalents and restricted cash of $33.8 million and no short-term investments. The portfolio is invested primarily in money market accounts generally due within one year and, as a result, we are not exposed to any material interest rate risk. As of December 31, 2009, we had cash and cash equivalents, short-term investments and restricted cash of $43.7 million, the majority of which were held in the form of money market accounts.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables present our operating results for each of the eight quarters during 2009 and 2010. This data has been derived from unaudited consolidated financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31(2)
Year Ended December 31, 2010
Revenues	$40,378	$39,082	$38,058	$38,562
Operating income (loss)	(1,332)	(1,449)	(1,355)	636
Net income (loss)	(730)	(1,213)	(1,906)	753
Basic net income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$0.01

	Quarter Ended
	March 31	June 30	September 30	December 31(1)
Year Ended December 31, 2009
Revenues	$44,642	$43,704	$42,555	$40,476
Operating income (loss)	(2,991)	881	(5,821)	(6,267)
Net income (loss)	(3,013)	975	(6,122)	(5,332)
Basic net income (loss) per share	$(0.05)	$0.02	$(0.10)	$(0.09)
Diluted net income (loss) per share	$(0.05)	$0.02	$(0.10)	$(0.09)

(1)	Revenues include a one-time reduction of revenue of approximately $0.9 million related to the correction of historical billing errors.
(2)	Fourth Quarter, 2010 operating income and net income includes a $2.3 million benefit related to adjustments to sales tax estimates.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria. KPMG LLP, our independent registered public accounting firm, has issued an auditor’s report on the effectiveness of iPass’ internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2011 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2011 (the “Proxy Statement”). That information is incorporated here by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That information is incorporated into this report by reference.

Information concerning our Code of Ethics will be presented under the caption “Code of Conduct and Ethics” in “Proposal—1 Election of Directors” in the Proxy Statement. That information is incorporated here by reference.

Information concerning procedures for recommending nominees for director will be presented under the caption “Corporate Governance and Nominating Committee” in “Proposal 1—Election of Directors” in the Proxy Statement. That information is incorporated here by reference.

Information relating to our audit committee and the audit committee financial experts will be presented under the captions “Information Regarding the Board of Directors and its Committees” and “Audit Committee” in the “Proposal—1 Election of Directors” in the Proxy Statement. That information is incorporated here by reference.

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

Information relating to certain relationships of our directors and executive officers and related transactions and the independence of our directors will be presented under the captions “Independence of the Board of Directors” in the “Proposal—1 Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement. That information is incorporated here by reference.

Item 14. Principal	Accounting Fees and Services

The information required by this item will be included under the caption “Principal Accountant Fees and Services” in the “Proposal—2 Ratification of Independent Auditors” in the Proxy Statement. That information is incorporated here by reference.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	75

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

We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

March 3, 2011

iPASS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,746	$37,973
Short-term investments	—	3,799
Accounts receivable, net of allowance for doubtful accounts of $1,757 and $1,140, respectively	24,034	27,023
Prepaid expenses and other current assets	6,630	7,726

Total current assets	61,410	76,521
Property and equipment, net	4,264	5,044
Intangible assets, net	408	836
Other assets	7,900	7,162

Total assets	$73,982	$89,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,552	$15,179
Accrued liabilities	15,333	18,491
Deferred revenue, short-term	4,119	5,181

Total current liabilities	33,004	38,851
Deferred revenue, long-term	2,435	1,764
Other long-term liabilities	721	962

Total liabilities	36,160	41,577

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 57,866,534 and 61,538,187 shares issued and outstanding, respectively)	58	62
Additional paid-in capital	206,992	214,056
Accumulated deficit	(169,228)	(166,132)

Total stockholders’ equity	37,822	47,986

Total liabilities and stockholders’ equity	$73,982	$89,563

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Revenues	$156,080	$171,377	$191,368
Cost of revenues and operating expenses:
Network access costs	72,497	73,937	81,961
Network operations	27,291	29,444	32,413
Research and development	13,794	14,362	16,381
Sales and marketing	24,874	29,968	41,140
General and administrative	19,809	28,337	23,619
Restructuring and other charges	887	8,147	858
Amortization of intangible assets	428	1,380	3,901
Impairment of goodwill and long-lived assets	—	—	84,494

Total cost of revenue and operating expenses	159,580	185,575	284,767

Operating loss	(3,500)	(14,198)	(93,399)
Interest income	83	613	2,003
Foreign exchange gains (losses) and other income (expenses), net	129	(581)	(1,153)

Loss before income taxes	(3,288)	(14,166)	(92,549)

Benefit from income taxes	192	674	581
Net loss	$(3,096)	$(13,492)	$(91,968)

Basic and diluted net loss per share	$(0.05)	$(0.22)	$(1.50)

Number of shares used in per share calculations	58,693,061	62,032,897	61,179,969

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2007	61,813	$62	$241,703	$15	$(60,672)	$181,108	$(34,101)

Exercise of stock options—common stock issued	123	—	90	—	—	90	—
Restricted stock vested	375	—	—	—	—	—	—
Employee stock purchase plan—common stock issued	254	—	541	—	—	541	—
Repurchased and retired common stock	(1,313)	(1)	(3,672)	—	—	(3,673)	—
Stock-based compensation	—	—	3,794	—	—	3,794	—
Acceleration of stock-based compensation included in restructuring and other expense	—	—	243	—	—	243	—
APIC pool adjustment	—	—	(539)	—	—	(539)	—
Change in net unrealized gain on available-for-sale investments	—	—	—	201	—	201	201
Net loss	—	—	—	—	(91,968)	(91,968)	(91,968)

Balances, December 31, 2008	61,252	$61	$242,160	$216	$(152,640)	$89,797	$(91,767)

Exercise of stock options—common stock issued	62	1	36	—	—	37	—
Restricted stock granted	975	—	—	—	—	—	—
Restricted stock cancelled	(157)	—	—	—	—	—	—
Employee stock purchase plan—common stock issued	156	1	160	—	—	161	—
Repurchased and retired common stock	(750)	(1)	(820)	—	—	(821)	—
Stock-based compensation	—	—	2,316	—	—	2,316	—
Cash dividend declared—Return of capital	—	—	(29,796)	—	—	(29,796)	—
Change in net unrealized gain on available-for-sale investments	—	—	—	(216)	—	(216)	(216)
Net loss	—	—	—	—	(13,492)	(13,492)	(13,492)

Balances, December 31, 2009	61,538	62	$214,056	—	$(166,132)	$47,986	$(13,708)

Exercise of stock options—common stock issued	289	—	211	—	—	211	—
Restricted stock granted	153	—	—	—	—	—	—
Restricted stock cancelled	(49)	—	—	—	—	—	—
Employee stock purchase plan—common stock issued	183	—	194	—	—	194	—
Repurchased and retired common stock	(4,248)	(4)	(5,121)	—	—	(5,125)	—
Stock-based compensation	—	—	1,699	—	—	1,699	—
Cash dividend declared—Return of capital	—	—	(4,047)	—	—	(4,047)	—
Net loss	—	—	—	—	(3,096)	(3,096)	(3,096)

Balances, December 31, 2010	57,866	$58	$206,992	—	$(169,228)	$37,822	$(3,096)

See accompanying notes to Consolidated Financial Statements.

iPASS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,096)	$(13,492)	$(91,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	1,699	2,316	3,794
Acceleration of stock compensation included in restructuring and other expense	—	—	243
Amortization of intangible assets	428	1,380	3,901
Depreciation, amortization and accretion	3,347	4,562	5,533
Loss on disposal of property and equipment	2	56	25
Impairment of goodwill and long-lived assets	—	—	84,494
Non-cash restructuring charges	—	296	—
Deferred income taxes	(206)	(83)	(180)
Provision for doubtful accounts	1,425	1,687	717
Change in sales tax liability estimation	(2,214)	—	—
Realized (gain) loss on investments, net	—	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	1,564	5,046	1,465
Prepaid expenses and other current assets	1,167	(454)	(109)
Other assets	545	(729)	(1,066)
Accounts payable	(1,126)	(587)	(781)
Accrued liabilities	(944)	6,315	(4,394)
Deferred revenue	(391)	(749)	139
Other liabilities	(241)	707	(785)

Net cash provided by operating activities	1,959	6,271	999

Cash flows from investing activities:
Purchases of short-term investments	—	(42,981)	(230,192)
Maturities of short-term investments	3,778	74,135	199,378
Purchases of property and equipment	(3,049)	(2,110)	(4,551)
Restricted cash pledged for letter of credit	(1,148)	—	(422)

Net cash provided by (used in) investing activities	(419)	29,044	(35,787)

Cash flows from financing activities:
Proceeds from issuance of common stock	405	198	631
Return of capital	(4,047)	(29,796)	—
Cash used in repurchase of common stock	(5,125)	(821)	(3,673)

Net cash used in financing activities	(8,767)	(30,419)	(3,042)

Net (decrease) increase in cash and cash equivalents	(7,227)	4,896	(37,830)
Cash and cash equivalents at beginning of year	37,973	33,077	70,907

Cash and cash equivalents at end of year	$30,746	$37,973	$33,077

Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes, net of refunds	$(790)	$453	$727
Non-cash investing and financing activities:
Stock-based payment APIC pool adjustment	—	—	539
Accrued amounts for acquisition of property and equipment	123	624	264

See accompanying notes to Consolidated Financial Statements

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated. The U.S. Dollar is the functional currency for the company and all of the subsidiaries; therefore, the Company does not have a translation adjustment recorded through accumulated other comprehensive income (loss).

Certain prior period amounts have been reclassified from network operations to general and administrative expense for 2008 to conform to the 2009 and 2010 presentation in the Consolidated Statements of Operations. Specifically, the Company determined that certain internal IT costs were more appropriately classified as general and administrative costs rather than network operations cost. These internal IT costs totaled $2.4 million reclassed from network operations to general and administrative expenses in 2008.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, requires management to make estimates and judgments that affects the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimated are used for, but not limited to valuation of accounts receivables, inventories, intangible assets, other long-lived assets, stock-based compensation, legal contingencies, income taxes, sales tax liabilities, and restructuring costs. These estimates and assumptions are based on management’s best estimates and judgment. The actual results that the Company experiences may differ materially from its estimates.

Cash Equivalents

Generally, all highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds.

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

Restricted Cash

The Company’s restricted cash consists of cash deposited with Silicon Valley Bank in connection with an irrevocable letter of credit issued to a network service provider. The total amount of restricted cash was $3.0 million and $1.9 million at December 31, 2010 and 2009, respectively, and is classified within other assets on the Consolidated Balance Sheets at December 31, 2010 and 2009.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Substantially all of the Company’s cash and

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash equivalents are held by two financial institutions. The Company is exposed to risk in the event of default by these financial institutions or the issuers of these securities to the extent the balances are in excess of amounts that are insured by the FDIC.

The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience.

As of December 31, 2010 and 2009, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2010, 2009, and 2008, no individual customer represented more than 10% of total revenues.

For the year ended December 31, 2010, one supplier accounted for 16% of total network access expenses, no other individual supplier represented more than 10%. For the years ended December 31, 2009 and 2008, no individual supplier represented 10% or more of total network access expenses.

Property and Equipment

Property and equipment are recorded at cost less depreciation and amortization. Depreciation of property and equipment and amortization of leasehold improvements is calculated over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows:

•	Equipment: 3 years.

•	Furniture and fixtures: 5 years.

•	Computer software: 3-5 years.

•	Leasehold improvements: the shorter of the useful life of the leasehold improvements or the term of the underlying lease.

Goodwill and Identified Intangibles

The Company amortizes intangible assets with finite lives over their estimated useful life ranging between 4 to 8 years. The Company periodically evaluates the carrying amount of its intangible assets when events or changes in business circumstances have occurred which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines these assets have been impaired, an impairment charge is recorded based on the amount that the net book value exceeds the fair value.

Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fourth quarter, or more frequently if there are changes in facts and circumstances indicating that the fair value may be less than its carrying amount. In performing its annual impairment analysis of goodwill during the fourth quarter of 2008, the

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company determined that the full carrying value of goodwill was impaired and recorded an impairment charge of $79.8 million. In conjunction with the goodwill impairment testing, the Company also analyzed the fair values of its intangible assets and concluded that certain of those assets were also impaired resulting in an additional $4.7 million impairment charge. Both impairment charges were recognized during the year ended December 31, 2008.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. The major foreign jurisdictions where the Company has operations includes India and the U.K. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2010, the cumulative undistributed earnings approximated $10.1 million.

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

Stock-Based Compensation

Stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period on a straight-line basis. Fair value for restricted stock awards is determined by the closing price of the Company’s stock on the grant date. The fair value of stock options and employee purchase rights granted in connection with the Employee Stock Purchase Plan is determined using the Black-Scholes option-pricing model. The expected volatility of stock price is based on historical volatility and is an input into the option-pricing model. The expected term is based on the historical average term and is an input into the option-pricing model. An expected forfeiture rate is applied to stock options and restricted stock awards and expense is recognized for those shares expected to vest. The expected forfeiture rate is based upon historical experience of employee turnover and other factors. To the extent the actual forfeiture rate is different from the expected rate, stock-based compensation expense is adjusted accordingly.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue when all four revenue recognition criteria have been met; persuasive evidence of an arrangement exists, service has been provided to the customer, the fee is fixed or determinable, and collection is reasonably assured.

In accordance with generally accepted accounting principles, when the above criteria are not met, revenue is deferred and recognized either only upon cash collection, upon acceptance of a completion certificate from the customer, when the product is shipped, or ratably over a period of time, depending on the type of fee or service arrangement.

Network Fees

The Company recognizes usage fees during the period the services are rendered to the end users based on usage or a flat fee. Historically, the Company frequently required customers to commit to minimum network usage fees associated with monthly, quarterly or annual minimum network usage over the term of the arrangement. For those minimum commitments not considered to be fixed or determinable in accordance with revenue recognition criteria, the Company will recognize minimum commitment revenue only upon cash collection. For customers that have agreed to a Minimum Monthly Commitment (MMC), the customer’s monthly invoice reflects the greater of the customer’s actual usage for the month or the MMC for that month. If the MMC exceeds actual usage (a “Shortfall”), the Company determines whether the Shortfall is fixed or determinable in accordance with revenue recognition criteria. If the Company concludes that the Shortfall is fixed or determinable, based upon customer specific billing history, and other recognition criteria have been met, the Company recognizes as revenue the amount of Shortfall which is invoiced. If the customer is in a Shortfall situation and it is determined that the Shortfall is not fixed or determinable, the Company recognizes revenue only when the Shortfall is collected.

Platform Services and Fees

Platform and iPC services are any services that allow a user to connect to a network using iPass software. Fees for this service are typically based upon a monthly rate, and revenue is recognized during the month the services are provided. Revenue related to iPC fees and Open Mobile Platform fees which are typically based upon a monthly rate (per user rate or a flat fee) are recognized during the month the services are provided. Annual business fees typically represent subscription fees and are deferred at the time of billing and recognized over 12 months. Start-up support service fees representing charges to new customers, customization services and standard training are recognized over the term of the contract.

MNS Contract Fees

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

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2010, 2009, and 2008 were $0.1 million, $0.1 million, and $45,000, respectively.

Software Development Costs

The Company follows the guidance set forth in The Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 985-20, Costs of Software to be Sold, Leased or Marketed. Under this guidance, capitalization of software development costs begins upon the establishment of a product’s technological feasibility, which is generally the completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of products has typically been of short duration and costs incurred during this period have not been material. Accordingly, the Company had no software development costs capitalized on its Consolidated Balance Sheet as of December 31, 2010.

In addition, the Company follows the guidance set forth in ASC 350-40, Internal-Use Software, (“ASC 350-40”), in accounting for the development of its application service. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $0.5 million during fiscal 2010, and zero in 2009 and 2008. Amortization expense during fiscal 2010 was immaterial. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is five years.

Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2010.

Note 3. Financial Instruments and Fair Value

Fair value is the price that would be received from selling of an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and consider assumptions that market participants would use when pricing the asset or liability.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Observable inputs other than Level 1 either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3—Represents financial assets whose fair value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset or liability. The Company currently does not own any assets measured as Level 3.

The fair value of these financial assets (excluding cash) and nonfinancial liabilities were determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:(1)
Money market funds	$19,773	$19,773	$—	$—
Bank time deposit	354	$354	—	$—

Total financial assets	$20,127	$20,127	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$1,641	$—	$—	$1,641

Total nonfinancial liabilities	$1,641	$—	$—	$1,641

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Generally lease liabilities were recorded at fair value and are included in other liabilities in the Company’s consolidated balance sheet. The lease liability was recorded in connection with the lease abandonment plans implemented in the first quarter and fourth quarter of 2009 (see Note 9 for further discussion of the restructuring plan). Management made assumptions in determining the fair value of the lease liability. Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and estimated net sublease income through the end of the lease term. However, the assumption about when the Company will be able to sublease its facility and related costs are considered to be significant unobservable inputs. Management considers 6 months to be a reasonable period of time to sublease its facilities based on current market trends.

The carrying amount of accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, closely approximates fair value as of December 31, 2010 and 2009.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Short-Term Investments

As of December 31, 2010, the Company had no short-term investments. The following table summarizes the Company’s short-term investments by security type as of December 31, 2009 (in thousands):

As of December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,100	$—	$(1)	$1,099
Federal agency discount notes	2,699	1	—	2,700

Total short-term investments	$3,799	$1	$(1)	$3,799

Note 5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2010	2009
Equipment	$17,847	$16,525
Furniture and fixtures	3,032	3,441
Computer software	8,772	8,065
Leasehold improvements	2,534	2,719

	32,185	30,750
Less: Accumulated depreciation and amortization	(27,921)	(25,706)

Property and equipment, net	$4,264	$5,044

Depreciation expense was approximately $3.3 million, $4.4 million, and $5.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 6. Intangible Assets

The following tables set forth the carrying amount of intangible assets that will continue to be amortized (in thousands):

	Year Ended December 31, 2010
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	4-8 yrs	$5,375	$(5,202)	$173
Patent and core technology	4-8 yrs	2,800	(2,565)	235
Maintenance agreements and certain relationships	5 yrs	400	(400)	—
Customer relationships	4-7 yrs	4,800	(4,800)	—

		$13,375	$(12,967)	$408

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	4-8 yrs	$5,375	$(5,101)	$274
Patent and core technology	4-8 yrs	2,800	(2,428)	372
Maintenance agreements and certain relationships	5 yrs	400	(344)	56
Customer relationships	4-7 yrs	4,800	(4,666)	134

		$13,375	$(12,539)	$836

Aggregate amortization expense was approximately $0.4 million, $1.4 million, and $3.9 million for 2010, 2009, and 2008, respectively.

The following table presents the estimated future amortization of intangible assets (in thousands):

Year
2011	$239
2012	169

Total expected amortization expense	$408

Note 7. Other Assets

Other non-current assets consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Prepaid lease obligations	$732	$1,040
Deferred installation costs	2,288	1,784
Deposits	1,291	1,924
Long-term deferred tax asset, net	351	216
Restricted cash	3,040	1,892
Other long-term assets	198	306

	$7,900	$7,162

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Accrued sales tax liabilities(1)	$2,918	$4,987
Accrued restructuring liabilities—current(2)	962	3,619
Accrued expenses	2,617	2,868
Accrued bonus and commissions payable	2,288	1,963
Amounts due to customers	1,844	1,739
Accrued paid time off and other employee benefits	2,037	1,448
Other accrued liabilities	2,667	1,867

	$15,333	$18,491

(1)	See Note 14. Commitments and Contingencies
(2)	See Note 9. Restructuring and Other

Note 9. Restructuring and Other

In the fourth quarter of 2009, the Company announced a restructuring plan (the “Q4 2009 Plan”) to reduce its workforce by approximately 78 positions, abandon certain additional facilities and terminate a contract obligation. During the year ended December 31, 2010, the Company recorded a restructuring charge of approximately $0.4 million related to Q4 2009 Plan. The Company completed the workforce reductions during the first quarter of 2010. The lease terms for the abandoned facilities expire in February 2012. The obligation for the terminated contract was paid during January 2010.

In the first quarter of 2009, the Company announced a restructuring plan (the “Q1 2009 Plan”) to reduce its workforce by 68 positions across all functional areas and abandoned certain facilities, for which the lease terms extended through April 30, 2015. The Company has completed all terminations and during the year ended December 31, 2010, the Company recorded a total restructuring charge of approximately $0.4 million related to the Q1 2009 Plan.

Restructuring charges during 2010 for restructuring plans prior to the Q1 2009 Plan was $0.1 million and there are no remaining restructuring liabilities relating to this plan as of December 31, 2010

Generally, the liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations. Total accretion related to the Q1 2009 Plan that will be recognized through April 2015 is $0.3 million with a remaining balance of $0.2 million as of December 31, 2010. In addition, total accretion related to facilities abandoned in the 2006 restructuring plan (the “Q4 2006 Plan”) recognized during 2010 is $0.1 million.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of restructuring activity of the Q4 2009 and Q1 2009 Plans by plan (in thousands):

Q4 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
Balance as of December 31, 2009	$931	1,116	744	2,791
Restructuring charges, net	476	(48)	(9)	419
Payments	(951)	(1,068)	(735)	(2,754)

Balance as of December 31, 2010	$456	—	—	456

Q1 2009 Plan

	Excess Facility Costs	Severance Costs	Contract Termination Costs	Total Restructuring Accrual
Balance as of December 31, 2009	$1,516	16	—	1,532
Restructuring charges, net	167	211	—	378
Net present value accretion	30	—	—	30
Payments	(528)	(227)	—	(755)

Balance as of December 31, 2010	$1,185	—	—	1,185

As of December 31, 2010 and 2009, the Company has classified approximately $1.0 million and $3.6 million, respectively, of the restructuring liability in accrued liabilities and the remaining restructuring liability of approximately $0.6 million and $1.0 million, respectively, in long-term liabilities based on the Company’s expectation that the remaining lease payments will be paid over the remaining term of the related leases (net of expected sublease income). In addition, net restructuring charges for the Q4 2009 Plan and Q1 2009 Plan include adjustments of $0.3 million and $0.1 million, respectively, due to changes in estimated sublease assumptions.

Note 10. Income Taxes

Loss before income taxes includes income from foreign operations of approximately $2.1 million, $1.5 million, and $1.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (provision for) benefit from income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. federal	$321	$1,213	$141
State	(63)	(126)	775
Foreign	(272)	(496)	(471)

	$(14)	$591	$445
Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	206	83	180
Other	—	—	(44)

	206	83	136

Benefit from income taxes	$192	$674	$581

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net loss carryforwards. As of December 31, 2010 and December 31, 2009, the Company assessed a full valuation allowance on its net deferred tax assets from the United States and Israel. The components of deferred tax assets (liabilities) consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$47,910	$45,650
Reserves and accruals	6,200	8,133
Research and other tax credits	4,695	4,131
Property and equipment	1,696	1,842

Total deferred tax assets	60,501	59,756
Valuation allowance	(59,872)	(59,164)

Net deferred tax assets	$629	$592
Deferred tax liabilities:
Intangible assets	$(160)	$(329)

Total net deferred tax assets	$469	$263

As of December 31, 2010, approximately $23.9 million of the total valuation allowance for deferred tax assets relates to net operating loss and credit carryforwards attributable to acquired entities. These net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382. Also included in the valuation allowance as of December 31, 2010 is approximately $2.2 million related to Israel.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from (provision for) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	2	3	5
Foreign taxes	20	1	—
Amortization of stock-based compensation	0	(1)	—
Research and development benefit	8	4	1
Refund and reserves related to IRS audit	10	—	—
Impairment of Intangible Assets	—	—	(34)
Federal alternative minimum tax refund	0	8	—
Other	(2)	(3)	(1)
Valuation Allowance	(67)	(42)	(5)

Benefit from income taxes	6%	5%	1%

As of December 31, 2010, the Company had gross cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $126.5 million and $84.4 million, respectively, which expire in various periods between 2011 and 2030. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. In addition, the Company has federal net operating losses of $5.9 million and state net operating losses of $6.1 million related to stock options which vested prior to the adoption of new accounting guidance for Share-Based Payments in January 2006.

The Company also has research and development tax credit carryforwards of approximately $3.0 million and $4.6 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts through 2030. The state tax credits can be carried forward indefinitely.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$3,863
Increases for positions taken in prior years	91
Increases for positions related to the current year	1,051
Settlements with taxing authorities	(174)

Balance at December 31, 2010	$4,831

The increase in unrecognized tax benefits primarily relates to the establishment of federal and state net operating loss reserves related to the timing of deducting transfer pricing payments made to controlled foreign corporations, less the settlement of an IRS audit.

If these unrecognized tax benefits should become recognizable at a future time, $4.2 million would be recognized as deferred tax assets, offset by a valuation allowance, and the remaining balance of $0.6 million would be released into income.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that the total amount of unrecognized tax benefits will change in 2011. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2011.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes which were not considered material during 2010, 2009, and 2008.

The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2006 to 2010 remain open to examination by certain of these major taxing jurisdictions. The Company currently has income tax audits in progress in India and has accrued approximately $0.5 million in connection with these audits.

Note 11. Stockholders’ Equity

Equity Incentive Plans

The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units—one for employees (“Employee Plan”) and one for directors (“Director Plan”). Stock options generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to pay for related employee payroll taxes. The restricted stock awards and restricted stock units with performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined earnings before interest, taxes and amortization (“EBITA”) performance metrics. As of December 31, 2010, the Company had granted a total of 959,873 shares of performance-based restricted stock awards and restricted stock units, 100,000 of which had vested as the performance goals had been met. No compensation expense is recognized for this unvested performance-based restricted stock.

The number of shares authorized for issuance under the Employee Plan is automatically increased 5% annually; however, in 2006 the Board of Directors suspended the automatic increase for the years ending December 31, 2007 and 2008. The automatic annual increase was reinstated during 2009. The number of shares authorized for issuance under the Director Plan is automatically increased by 250,000 shares annually. As of December 31, 2010, 22,108,629 shares were authorized for grant under the Employee Plan and Director Plan.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option and restricted stock award activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2007	12,689,263	8,207,959	$5.92		799,245	$5.60

Granted	(2,401,520)	856,650	$1.83	$0.82	1,544,870	$2.42
Options Exercised		(122,914)	$0.73
Restricted Stock Award Vested					(376,568)	$5.67
Terminated/cancelled/forfeited	1,687,950	(1,820,294)	$6.34		(576,393)	$4.07

Balance at December 31, 2008	11,975,693	7,121,401	$5.39		1,391,154	$2.68
Authorized	3,312,576

Granted(1)	(21,461,494)	21,179,898	$2.50	$0.52	281,596	$1.28
Options Exercised		(61,939)	$0.60
Restricted Stock Award Vested					(521,842)	$3.28
Terminated/cancelled/forfeited(1)	19,318,628	(19,625,085)	$3.55		(156,866)	$3.08

Balance at December 31, 2009	13,145,403	8,614,275	$2.50		994,042	$1.87

Granted(2)	(14,147,374)	13,809,097	$1.66	$0.49	338,277	$1.11
Options Exercised		(289,469)	$0.73
Restricted Stock Award Vested					(306,547)	$2.62
Terminated/cancelled/forfeited(2)	12,210,102	(12,210,102)	$2.10		(49,075)	$2.93

Balance at December 31, 2010	11,208,131	9,923,801	$1.87		976,697	$1.51

(1)	Includes 16,863,274 stock options cancelled and re-granted as a result of the stock option repricing events which are described at Note 12.
(2)	Includes 9,895,614 stock options cancelled and re-granted as a result of the stock option repricing events which are described at Note 12.

Restricted stock awards granted during 2009 included 70,000 shares of restricted stock with time based vesting criteria, which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. The aggregate intrinsic value of options exercised was $0.1 million, $0.1 million, and $0.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.08— 1.00	1,466,759	7.2	$0.72	695,097	$0.70
1.01— 2.00	6,360,151	7.4	1.17	1,691,099	1.33
2.01— 3.00	20,884	3.9	2.95	19,221	2.95
3.01— 4.00	945,508	4.2	3.85	942,167	3.85
4.01—23.38	1,130,499	3.4	5.80	1,086,830	5.80

Total	9,923,801	6.6	1.87	4,434,414	2.87

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands)
Options outstanding at December 31, 2010	9,923,801	$1.87	6.6	$1,492
Options vested and expected to vest at December 31, 2010	8,423,988	$2.01	6.7	$1,207
Options exercisable at December 31, 2010	4,434,414	$2.87	4.9	$420

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in the Company’s Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Network Operations	$245	$702	$812
Research and development	209	412	498
Sales and marketing	353	79	487
General and administrative	892	1,123	1,997

Total	$1,699	$2,316	$3,794

As of December 31, 2010, there was $4.1 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 2.7 years. As of December 31, 2010, there was $0.1 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

Valuation Assumptions

The weighted average estimated fair value of stock options granted during the years ended December 31, 2010, 2009, and 2008 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions (excluding repriced stock options, which are described at Note 12):

	Year Ended December 31,
	2010	2009	2008
Risk-free rate	1.86%	2.00%	2.30%
Expected dividend yield	0%	0%	0%
Expected volatility	54%	51%	52%
Expected term	4.0 years	4.3 years	5.0 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total grant date fair value of the restricted awards granted during the years ended December 31, 2010, 2009, and 2008 was approximately $0.4 million, $0.4 million, and $3.7 million, respectively, which will be recognized over the requisite service periods.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. The number of shares reserved under the ESPP increases annually by 1% of the total number of shares outstanding at the end of the prior year. As of December 31, 2010, the company reserved 5.1 million shares of common stock for issuance under the ESPP plan and approximately 2.9 million shares remain available for future issuance.

Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2010, 2009, and 2008 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free rate	0.16%	0.16%	0.74%
Expected dividend yield	0%	0%	0%
Expected volatility	57%	60%	67%
Expected life	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

Note 12. Return of Capital and Repricing of Stock Options

In 2009, the Company returned approximately $30.0 million to stockholders in the form of two extraordinary cash dividends. The first dividend of approximately $20.0 million or $0.32 per share was paid on September 17, 2009 to stockholders of record as of August 31, 2009. In accordance with an amendment approved by the Company’s stockholders on August 18, 2009, the Company’s Board of Directors subsequently adjusted the exercise price of 8,434,529 outstanding stock options from an original weighted-average exercise price of $3.62 to $3.13. The incremental fair value of the adjusted options was determined using the Black-Scholes option-pricing model using the following assumptions: Expected term of 4.25 years; Expected volatility of 51.7%; Risk free interest rate of 1.96%; and Expected Dividend Yield of 0%. Also in accordance with the amendment, the Board of Directors granted 368,624 new stock options and 114,285 new performance stock awards. The performance stock awards had a fair market value on the date of grant of $1.37 per share (collectively the “September Repricing”).

The second dividend of approximately $10.0 million or $0.16 per share was paid on December 18, 2009 to stockholders of record as of December 4, 2009. Again, in accordance with an amendment approved by stockholders on August 18, 2009, the Company’s Board of Directors subsequently further adjusted the exercise price of 8,428,745 outstanding stock options from an original weighted average exercise price of $2.82 to $2.50. The incremental fair value of the adjusted options was determined using the Black-Scholes option-pricing model using the following assumptions: Expected term of 3.8 years; Expected volatility of 54.3%; Risk free rate of 1.69%; and Expected Dividend Yield of 0%. The Board of Directors also granted 208,000 new stock option

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants and 97,311 new performance stock awards. The performance stock awards had a fair market value on the date of grant of $0.95 per share (collectively the “December 2009 Repricing”).

In 2010, the Company returned approximately $4.0 million or $0.07 per share to stockholders in the form of an extraordinary cash dividend, which was paid on December 17, 2010 to stockholders of record as of November 18, 2010. In accordance with an amendment approved by the Company’s stockholders on August 18, 2009, the Company’s Board of Directors subsequently adjusted the exercise price of 9,895,614 outstanding stock options from an original weighted average exercise price of $2.02 to $1.91. The incremental fair value of the adjusted options was determined using the Black-Scholes option-pricing model using the following assumptions: Expected term of 3.81 years; Expected volatility of 54.1%; Risk free interest rate of 1.27%; and Expected Dividend Yield of 0%. Also in accordance with this plan, the Board of Directors granted 59,033 additional stock options and 48,277 additional performance stock awards. The performance stock awards had a fair market value on the date of grant of $1.15 per share (collectively the “December 2010 Repricing”).

The adjustment of existing options and issuance of new stock options and performance stock awards was intended to address the diminution in value to the option from the extraordinary cash dividend and to attempt to preserve the option’s intrinsic value (amount of value the option holder would receive upon immediate exercise and sale of the underlying stock) that existed prior to the extraordinary cash dividend. This completed the Company’s commitment to return $40 million of capital to stockholders in the form of dividends and stock repurchases. For further details on stock repurchases, see Note 13.

In connection with the adjusted options and issuance of new options and performance stock awards, the Company recognized stock compensation expense of approximately $0.1 million in 2010 relating to the December Repricings and approximately $0.1 million for the two Repricings in 2009, which is included in the total stock based compensation expense of approximately $1.7 million and $2.3 million recognized during the year ended 2010 and 2009, respectively. The remaining unamortized fair value of the adjusted options and new options and performance stock awards of approximately $0.2 million and $0.8 million as of December 31, 2010 and 2009, respectively, will be recognized ratably over the remaining requisite service period of the underlying awards or as performance criteria are met.

Note 13. Stock Repurchase Program

On November 3, 2009, the Company’s Board of Directors approved a $10.0 million stock repurchase program (the “2009 Repurchase Program”) that extends through March 31, 2011. Under this program the Company was authorized to repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions. Through December 31, 2010, the Company had repurchased a total of 5.0 million shares of common stock at an average price of $1.17 per share for a total cash outlay of approximately $5.8 million, excluding broker fees of approximately $0.1 million. Through December 31, 2009, the Company had repurchased a total of 0.75 million shares of common stock at an average price of $1.09 per share for a total cash outlay of approximately $0.8 million.

In February 2008, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to $30.0 million of outstanding common stock from time to time on the open market or through negotiated transactions. Through December 31, 2008, the Company had repurchased a total of approximately 1.3 million shares of common stock for an aggregate purchase price of $3.7 million. On November 3, 2009 the Company’s Board of Directors terminated this stock repurchase program. There was no stock repurchase activity in 2009 relating to the 2008 stock repurchase program.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Commitments and Contingencies

Leases and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through October 2016. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of December 31, 2010, are as follows (in thousands):

Operating Leases
Year ending December 31:
2011	$3,022
2012	2,048
2013	1,752
2014	1,810
2015	610

$9,242

Included in the table above, the Company has approximately $1.6 million in facility lease obligations which are included in accrued restructuring liabilities. Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2010, 2009, and 2008 and 2007 was $2.7 million, $3.9 million, and $5.0 million, respectively.

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through April 2013. Future minimum purchase commitments are as follows (in thousands):

Year ending December 31:
2011	$4,628
2012	863
2013	31

$5,522

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties, where applicable, of approximately $1.5 million during fiscal year 2009. The estimated incremental sales and use tax liability was based on a similar model that was being used by the state conducting the sales and use tax audit during 2009.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the incremental sales and use tax liability activity, including penalties and interest during fiscal 2010:

Balance at January 1, 2010	$4,987
Payments to state taxing authorities	(324)
Increases	338
Adjustments	(2,083)

Balance at December 31, 2010	$2,918

Increases during 2010 primarily related to additional penalties and interest that was accrued in connection with the incremental sales tax that was assessed. Several states have also accepted voluntary disclosure agreements initiated by the Company which require the Company to remit payment for past sales and use taxes. The amount remitted is based on a mutual agreement with the respective state and generally does not require the Company to pay penalties. Adjustments primarily represent the difference between the amounts settled with the respective state and the related accrual, including penalties and interest. Adjustments are recognized as a benefit or expense at the time of settlement and are included in general and administrative expenses. The most recent voluntary disclosure agreement was received during January 2011 and was considered by the Company in determining the incremental sales and use tax accrual at December 31, 2010. For this particular voluntary disclosure agreement, the state agreed to waive interest as well as penalties.

The Company has the ability and right to bill and collect the incremental sales and use tax, excluding interest and penalties, from its customers. The Company has not recognized an asset relating to the incremental sales and use tax that the Company has invoiced its customers as the Company currently does not have the ability to estimate the amount that it will be able to collect. Although the Company has completed billing its customers for incremental sales and use tax, sufficient collection history has not been established. Through December 31, 2010, the Company has collected 10.7% of the total amount billed relating to the incremental sales and use tax. Accordingly, proceeds received through December 31, 2010 totaling $0.2 from customers, in connection with billing for incremental sales and use tax, have been recognized as a reduction of general and administrative expense.

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

Note 15. Employee 401(k) Plan

Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) plan, which provides for discretionary Company matching up to 50% of employee contributions up to 6% of an

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee’s total compensation. The Company provided no matching contributions for the years ended December 31, 2010 and 2009 and provided $0.6 million in matching contributions for the year ended December 31, 2008.

Note 16. Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(3,096)	$(13,492)	$(91,968)

Denominator:
Denominator for basic and diluted net loss per common share
Weighted average shares outstanding	58,693,061	62,032,897	61,179,969
Basic and diluted net loss per common share	$(0.05)	$(0.22)	$(1.50)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2010	2009	2008
Options to purchase common stock	9,923,801	8,614,275	7,121,401
Unvested restricted stock awards, considered participating securities	976,697	994,042	1,391,154

The weighted-average exercise price of options to purchase common stock excluded from the computation was $1.87, $2.50, and $5.39 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 17. Segment and Geographical Information

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income or loss.

During the year, new segment information was provided to the CODM to aid in allocating resources and assessing performance. As such, effective September 30, 2010, the Company is reporting two operating segments: Enterprise Mobility Services (“EMS”) and Managed Network Services (“MNS”).

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Enterprise Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The Company’s Managed Network Services Segment involves enterprise remote and branch office connectivity.

The Company evaluates performance and allocates resources based on segment profit or loss from operations before income taxes, not including amortization of intangibles, restructuring and sales tax, penalties and interest. The accounting policies of the reportable segments are the same as those the Company uses for its consolidated financial statements. All direct costs are allocated to respective segments. In addition to direct costs, each segment has indirect costs. Indirect costs that are allocated to each segment include certain costs of facilities, certain employee benefits and payroll tax expenses, and certain additional shared services in management, finance, legal, human resources, and information technology. The methodology used to allocate indirect costs are headcount, salaries and segment revenue contribution. The total operating costs allocated to each segment for the years ended December 31, 2010, 2009, and 2008 were $160.4 million, $171.0 million, and $195.5 million, respectively. The Company does not allocate to its reportable segments amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and sales tax penalties and interest. By definition, segment operating income excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating income (loss) for each reportable segment for the years ended December 31, 2010, 2009, and 2008 were as follows (in thousands):

	Year Ended December 31,
	Net Revenue	Total Segment Operating Income (Loss)
2010
Enterprise Mobility Services	$128,675	(2,711)
Managed Network Services	27,405	(1,632)

Total Segment	$156,080	(4,343)

2009
Enterprise Mobility Services	$143,055	535
Managed Network Services	28,322	(176)

Total Segment	$171,377	359

2008
Enterprise Mobility Services	$163,732	(1,819)
Managed Network Services	27,636	(2,327)

Total Segment	$191,368	(4,146)

Prior-period amounts have been adjusted retrospectively to reflect the new segment reporting.

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discreet asset information. Accordingly, no segment assets have been reported.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation allocated to the EMS segments for the years ended December 31, 2010, 2009, and 2008 were $3.0 million, $4.1 million, and $5.0 million, respectively. Depreciation allocated to the MNS segments for the years ended December 31, 2010, 2009, and 2008 were $0.3 million, $0.2 million, and $0.6 million, respectively.

Reconciliations of total segment operating loss to the company consolidated operating loss and total loss from continuing operations before income taxes for the years ended December 31, 2010, 2009, and 2008 are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Total segment operating income (loss)	$(4,343)	$359	$(4,146)
Amortization of intangibles	(428)	(1,380)	(3,901)
Restructuring	(887)	(8,147)	(858)
Sales tax, penalty and interest	2,158	(5,030)	—
Impairment of goodwill and long-lived assets	—	—	(84,494)

Total loss from operations	(3,500)	(14,198)	(93,399)
Interest income	83	613	2,003
Foreign exchange gains and losses and other expenses	129	(581)	(1,153)

Total operating loss before income taxes	$(3,288)	$(14,166)	$(92,549)

The following table summarizes total company revenue by geographical region:

	For the Year Ended December 31,
	2010	2009	2008
United States	62%	61%	61%
EMEA	30%	30%	28%
Asia Pacific	7%	6%	8%
Rest of the world	1%	3%	3%

Revenues in the United Kingdom accounted for 9%, 10% and 9% of total revenues for the years ended December 31, 2010, 2009, and 2008 respectively. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2010, 2009, or 2008. International revenues are determined by the location of the customer’s headquarters.

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

Date: March 3, 2011

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

Signature	Title	Date

/S/ EVAN L. KAPLAN Evan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/S/ STEVEN H. GATOFF Steven H. Gatoff	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/S/ JOHN D. BELETIC John D. Beletic	Chairman and Director	March 3, 2011

/S/ PETER C. CLAPMAN Peter C. Clapman	Director	March 3, 2011

/S/ GARY A. GRIFFITHS Gary A. Griffiths	Director	March 3, 2011

/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 3, 2011

/S/ KENNETH H. TRAUB Kenneth H. Traub	Director	March 3, 2011

/S/ SAMUEL L. SCHWERIN Samuel L. Schwerin	Director	March 3, 2011

/S/ ALLAN R. SPIES Allan R. Spies	Director	March 3, 2011

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions: Charged to Costs and Expenses	Deductions:	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31
2010	$1,140	$1,425	$808	$1,757
2009	927	1,687	1,474	1,140
2008	2,792	717	2,582	927

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(17)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(7)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation.(14)

3.4	Amended and Restated By-Laws.(2)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen stock certificate.(1)

10.1*	iPass Inc. 2003 Equity Incentive Plan.(10)

10.2*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan.(3)

10.3*	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan.(6)

10.4*	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan.(6)

10.5*	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan.(6)

10.6*	iPass Inc. 2003 Non-Employee Directors Plan.(10)

10.7*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan.(4)

10.8*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan.(4)

10.9*	iPass Inc. 2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)

10.10*	Outside Director Compensation Arrangement.(5)

10.11*	2010 Annual Executive Management Bonus Plan (Q1 and Q2).(14)

10.12*	2010 Annual Executive Management Bonus Plan (Q3 and Q4).(15)

10.13*	iPass Inc. Executive Corporate Transaction and Severance Benefit Plan, as amended(11)

10.14*	iPass Inc. Key Employee Corporate Transaction and Severance Benefit Plan.(11)

10.15*	iPass Inc. Severance Benefit Plan.(11)

10.16*	Employment Agreement, dated November 1, 2008, between Registrant and Evan L. Kaplan.(11)

10.17*	Amendment to the Employment Agreement, dated May 28, 2009, between Registrant and Evan L. Kaplan(13)

10.18*	Offer Letter with Jayendra Patel dated March 16, 2009.(8)

10.19*	Offer Letter with William Garvey dated May 5, 2009.(7)

10.20*	Offer Letter with Steven Wastie dated May 12, 2009.(7)

10.21*	Offer Letter with Steven Gatoff dated May 20, 2009.(7)

10.22*	Offer Letter with Nicholas Hulse dated July 13, 2009.(7)

Exhibit Number	Description of Document

10.23*	Form of Indemnity Agreement.(1)

10.24	Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended).(1)

10.25	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto.(3)

10.26	Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc.(3)

10.27	Settlement Agreement, dated June 3, 2009, between iPass Inc. and Foxhill Opportunity Master Fund.(9)

10.28	Amendment No.1 to Letter Agreement, dated November 3, 2009, between iPass Inc. and Foxhill Opportunity Master Fund.(12)

10.29	Amendment No.2 to Letter Agreement, dated December 20, 2010, between iPass Inc. and Foxhill Opportunity Master Fund.

10.30*	2009 Annual Executive Management Bonus Plan. (16)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan.
(1)	Previously filed as the like-described exhibit to our Registration Statement Form S-1 as amended (Registration No. 333-102715), filed on January 24, 2003 and incorporated by reference herein.
(2)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on August 29, 2010, and incorporated by reference herein.
(3)	Previously filed as the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.
(4)	Previously filed as the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 29, 2007, and incorporated by reference herein.
(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A (Registration No. 000-50327), filed on April 27, 2010, and incorporated by reference herein.
(6)	Previously filed as the like-described exhibit to our Form 10-Q (Registration No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.
(7)	Previously filed as the like-described exhibit to our Form 10-Q (Registration No. 000-50327), filed on August 7, 2009, and incorporated by reference herein.
(8)	Previously filed as the like-described exhibit to our Form 10-Q (Registration No. 000-50327), filed on May 8, 2009 and incorporated by reference herein.
(9)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on June 3, 2009, and incorporated by reference herein.

(10)	Previously filed as an appendix to our Proxy Statement (Registration No. 000-50327), filed on July 14, 2009, and incorporated by reference herein.
(11)	Previously filed the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.
(12)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on November 5, 2009, and incorporated by reference herein.
(13)	Previously described in our Form 8-K (Registration No. 000-50327), filed on June 1, 2009, which description is incorporated by reference herein.
(14)	Previously described in our Form 8-K (Registration No. 000-50327), filed on February 3, 2010, which description is incorporated by reference herein.
(15)	Previously described in our Form 8-K (Registration No. 000-50327), filed on August 16, 2010, which description is incorporated by reference herein.
(16)	Previously described in our Form 8-K/A (Registration No. 000-50327), filed on April 8, 2009, which description is incorporated by reference herein.
(17)	Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q (Commission No. 000-50327), as amended, filed with the Commission on November 13, 2003, and incorporated by reference herein.