Form 10-Q
period 2011-06-30
IPASS INC
filed 2011-08-08
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 27, 2011 was 58,764,103.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,103	$30,746
Accounts receivable, net of allowance for doubtful accounts of $1,761 and $1,757, respectively	22,411	24,034
Prepaid expenses and other current assets	6,413	6,630

Total current assets	54,927	61,410

Property and equipment, net	3,680	4,264
Intangible assets, net	288	408
Other assets	7,179	7,900

Total assets	$66,074	$73,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,825	$13,552
Accrued liabilities	11,820	15,333
Deferred revenue, short-term	4,255	4,119

Total current liabilities	25,900	33,004

Deferred revenue, long-term	2,948	2,435
Other long-term liabilities	560	721

Total liabilities	29,408	36,160

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	58	58
Additional paid-in capital	208,371	206,992
Accumulated deficit	(171,763)	(169,228)

Total stockholders’ equity	36,666	37,822

Total liabilities and stockholders’ equity	$66,074	$73,982

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited, in thousands, except share and per share amounts)
Revenues	$35,511	$39,083	$71,915	$79,461
Cost of revenues and operating expenses:
Network access costs	17,209	18,843	34,601	37,267
Network operations	5,520	7,000	11,418	14,328
Research and development	3,490	3,245	7,128	6,644
Sales and marketing	4,958	5,889	10,703	12,398
General and administrative	5,203	5,361	10,028	11,031
Restructuring charges	10	118	(155)	287
Amortization of intangible assets	60	77	120	287

Total cost of revenue and operating expenses	36,450	40,533	73,843	82,242

Operating loss	(939)	(1,450)	(1,928)	(2,781)
Interest income	15	20	100	37
Foreign exchange gains (losses) and other income (expenses)	(119)	245	(462)	618

Loss before income taxes	(1,043)	(1,185)	(2,290)	(2,126)
Provision for (benefit from) income taxes	15	29	245	(183)

Net loss	$(1,058)	$(1,214)	$(2,535)	$(1,943)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Number of shares used in per share calculations:
Basic and diluted	58,379,136	58,842,065	58,272,603	59,711,674

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited, in thousands)
Cash flows from operating activities:
Net loss	$(2,535)	$(1,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	957	856
Amortization of intangible assets	120	287
Depreciation, amortization and accretion	1,200	1,770
Loss on disposal of property and equipment	87	3
Provision for doubtful accounts	244	607
Changes in operating assets and liabilities:
Accounts receivable	1,379	(276)
Prepaid expenses and other current assets	217	(99)
Other assets	433	489
Accounts payable	(3,745)	(1,929)
Accrued liabilities	(3,513)	(1,496)
Deferred revenues	649	(837)
Other liabilities	(161)	(142)

Net cash used in operating activities	(4,668)	(2,710)

Cash flows from investing activities:
Maturities of short-term investments	—	3,778
Purchases of property and equipment	(685)	(1,515)
Change in restricted cash pledged for letter of credit	288	(678)

Net cash provided by (used in) investing activities	(397)	1,585

Cash flows from financing activities:
Proceeds from issuance of common stock	422	163
Cash used in repurchase of common stock	—	(4,158)

Net cash provided by (used in) financing activities	422	(3,995)

Net decrease in cash and cash equivalents	(4,643)	(5,120)
Cash and cash equivalents at beginning of period	30,746	37,973

Cash and cash equivalents at end of period	$26,103	$32,853

Supplemental disclosures of cash flow information:
Net cash paid (refunded) for taxes	$338	$(994)
Accrued amounts for acquisition of property and equipment	137	633

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 Condensed Consolidated Balance Sheets were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results that the Company experiences may differ materially from those estimates. Estimates are used for, but not limited to the valuation of accounts receivables, inventories, intangible assets, other long-lived assets, network access costs, stock-based compensation, legal contingencies, income taxes, sales tax liabilities, and restructuring charges.

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

•	Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of these financial assets (excluding cash) and nonfinancial liabilities was determined using the following inputs at June 30, 2011:

	Unobservable	Unobservable	Unobservable	Unobservable
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Money market funds(1)	$19,144	$19,144	$—	$—

Total financial assets	$19,144	$19,144	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$983	$—	$—	$983

Total nonfinancial liabilities	$983	$—	$—	$983

(1)	Held in cash and cash equivalents and restricted cash on the Company’s condensed consolidated balance sheet.

(2)	Generally, lease liabilities were recorded at fair value and are included as liabilities in the Company’s condensed consolidated balance sheet. The lease liability was recorded in connection with the lease abandonment plans implemented in the first quarter and fourth quarter of 2009 (see Note 7 for further discussion of the restructuring plans). Management made assumptions in determining the fair value of the lease liability. Inputs to the present value technique to determine fair value included observable inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease term.

There were no transfers between Levels 1, 2, and 3 between December 31, 2010 and June 30, 2011.

The carrying amounts of accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, closely approximate fair value as of June 30, 2011 and December 31, 2010.

Note 3. Property and Equipment, net

Property and equipment, net, consisted of:

	June 30, 2011	December 31, 2010
	(in thousands)
Equipment	$15,826	$17,847
Furniture and fixtures	3,015	3,032
Computer software	8,058	8,772
Leasehold improvements	2,396	2,534

	29,295	32,185
Less: Accumulated depreciation and amortization	(25,615)	(27,921)

Property and equipment, net	$3,680	$4,264

Note 4. Intangible Assets, net

The following tables set forth the carrying amount of intangible assets that will continue to be amortized:

	June 30, 2011
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Existing technology	4-8 yrs	$5,375	$(5,253)	$122
Patent and core technology	4-8 yrs	2,800	(2,634)	166

		$8,175	$(7,887)	$288

	December 31, 2010

	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Existing technology	4-8 yrs	$5,375	$(5,202)	$173
Patent and core technology	4-8 yrs	2,800	(2,565)	235

		$8,175	$(7,767)	$408

Amortization of intangible assets was approximately $0.1 million for the three months ended June 30, 2011 and 2010, and approximately $0.1 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Scheduled amortization of the remaining intangible assets:

Year	(in thousands)
Remaining 2011	$120
2012	168

$288

Note 5. Other Assets

Other assets consisted of:

	June 30, 2011	December 31, 2010
	(in thousands)
Prepaid lease obligations	$589	$732
Deferred installation costs	2,497	2,288
Deposits	904	1,291
Long-term deferred tax asset, net	351	351
Restricted cash	2,754	3,040
Other long-term assets	84	198

	$7,179	$7,900

Note 6. Accrued Liabilities

Accrued liabilities consisted of:

	June 30, 2011	December 31, 2010
	(in thousands)
Accrued sales tax liabilities (1)	$1,921	$2,918
Accrued restructuring liabilities – current (2)	444	962
Accrued expenses	2,456	2,617
Accrued bonus, commissions and other employee benefits	3,271	4,325
Amounts due to customers	1,173	1,844
Other accrued liabilities	2,555	2,667

	$11,820	$15,333

(1)	See Note 8. Commitments and Contingencies
(2)	See Note 7. Accrued Restructuring

Note 7. Accrued Restructuring

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

The Q1 2009 and Q4 2009 restructuring plans were completed during 2010.

The following is a summary of restructuring activities of the Q1 2009 and Q4 2009 Plans for the three and six months ended June 30, 2011:

	Q1 2009 Excess Facility Costs	Q4 2009 Excess Facility Costs	Total Restructuring Costs
	(in thousands)
Balance as of March 31, 2011	$1,090	$22	$1,112
Restructuring charges	13	—	13
Payments	(124)	(15)	(139)
Adjustments	(12)	9	(3)

Balance as of June 30, 2011	$967	$16	$983

	Q1 2009 Excess Facility Costs	Q4 2009 Excess Facility Costs	Total Restructuring Costs
	(in thousands)
Balance as of December 31, 2010	$1,185	$456	$1,641
Restructuring charges	24	—	24
Payments	(231)	(272)	(503)
Adjustments	(12)	(167)	(179)

Balance as of June 30, 2011	$966	$17	$983

As of June 30, 2011, the Company classified approximately $0.4 million of restructuring liability in accrued liabilities and the remaining $0.6 million in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid through April 2015 (net of sublease income). Net restructuring charges for the Q1 2009 Plan includes an adjustment for sublease income related to the new sublease agreement that the Company executed in the second quarter of 2011 for unused space. Net restructuring charges for the Q4 2009 Plan includes an adjustment of previously recorded facility exit costs as a result of negotiating a favorable termination and lease surrender agreement.

Note 8. Commitments and Contingencies

The Company leases facilities under operating leases that expire at various dates through April 2015. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plans, as of June 30, 2011, are as follows:

Year	(in thousands)
Remaining 2011	$1,430
2012	2,102
2013	1,752
2014	1,810
2015	609

$7,703

The above includes approximately $1.0 million in facility lease obligations which are included in accrued restructuring liabilities.

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through April 2013. Future minimum purchase commitments under all agreements are as follows:

Year	(in thousands)
Remaining 2011	$2,120
2012	1,213
2013	31

$3,364

At June 30, 2011, the Company had no material commitments for capital expenditures.

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, the Company estimated an incremental sales tax liability in fiscal year 2009 of $5.0 million, including interest and penalties of $1.5 million. During fiscal year 2010, this liability was reduced to $2.9 million through sales tax payments, settlements with certain state tax authorities and revised estimates. During the six months ended June 30, 2011 the liability was reduced further by $1.0 million, as a result of payments. The balance of this sales tax liability as of June 30, 2011 is $1.9 million.

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

Note 9. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted daily average number of common shares outstanding during the period. Participating securities are included in the weighted daily average number of shares outstanding in the computation of basic net income per share but are excluded in the computation of basic net loss per share. Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted daily average number of common shares outstanding plus potentially dilutive common shares outstanding during the period from the issuance of stock options and awards using the treasury stock method. The weighted daily average number of shares outstanding includes participating securities in the calculation of dilutive net income per share but are excluded from the calculation of diluted net loss per share. As the Company was in a net loss position for all periods presented, basic and diluted net loss per share are equal to each other as the weighted average number of shares used to compute diluted net loss per share excludes anti-dilutive securities, including participating securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(1,058)	$(1,214)	$(2,535)	$(1,943)

Denominator:
Denominator for basic and diluted net loss per common share – weighted average shares outstanding	58,379,136	58,842,065	58,272,603	59,711,674
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	9,020,453	10,773,896	8,790,569	10,232,576
Unvested restricted stock awards, considered participating securities	999,551	878,262	932,609	853,388

Total	10,020,004	11,652,158	9,723,178	11,085,964

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

The Company evaluates performance and allocates resources based on segment profit or loss from operations before income taxes, not including amortization of intangibles, restructuring and incremental sales taxes, penalties and interest. The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to the respective segments. In addition to direct costs, each segment has indirect costs. Indirect costs that are allocated to each segment include certain costs of facilities, certain employee benefits and payroll tax costs, and certain additional shared services, costs in management, finance, legal, human resources, and information technology. Indirect costs are allocated based on headcount, salaries and segment revenue contribution. Total operating costs allocated to the reportable segments for the three months ended June 30, 2011 and 2010 were $36.6 million and $40.3 million, respectively, and were $74.6 million and $81.6 million, respectively, for the six months ended June 30, 2011 and 2010. The Company does not allocate to its reportable segments amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, or sales tax penalties and interest. By definition, segment operating income also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating loss for each reportable segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	(in thousands)

	Net Revenue	Total Segment Operating Loss	Net Revenue	Total Segment Operating Loss
2011
Enterprise Mobility Services	$28,083	$(691)	$57,389	$(1,593)
Managed Network Services	7,428	(435)	14,526	(1,114)

Total Segment	$35,511	$(1,126)	$71,915	$(2,707)

2010
Enterprise Mobility Services	$32,454	$(934)	$65,972	$(1,599)
Managed Network Services	6,629	(271)	13,489	(558)

Total Segment	$39,083	$(1,205)	$79,461	$(2,157)

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the three and six months ended June 30, 2011 and 2010. Depreciation for the EMS segment for the three and six months ended June 30, 2011 was $0.5 million and $1.1 million, respectively, and $0.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2010. Depreciation for the MNS segment for the three and six months ended June 30, 2011 and 2010 was $0.1 million.

Reconciliations of total segment operating loss to the Company consolidated operating loss from continuing operations before income taxes for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Total segment operating loss	$(1,126)	$(1,205)	$(2,707)	$(2,157)
Amortization of intangibles	(60)	(77)	(120)	(287)
Restructuring	(10)	(118)	155	(287)
Sales tax, penalties and interest	257	(50)	744	(50)

Total loss from operations	(939)	(1,450)	(1,928)	(2,781)

Interest income	15	20	100	37
Foreign exchange gains and losses and other income and expenses	(119)	245	(462)	618

Total loss from continuing operations before income taxes	$(1,043)	$(1,185)	$(2,290)	$(2,126)

The following table presents total Company revenue summarized by geographical region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	60%	62%	60%	62%
EMEA	31%	30%	32%	30%
Asia Pacific and Rest of World	9%	8%	8%	8%

No individual customer represented 10% or more of total revenue for the three and six months ended June 30, 2011 and 2010. No individual country, except for the United States, accounted for 10% or more of total revenues for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the period ended December 31, 2010.

This MD&A is organized as follows:

Overview	Discussion of our business

Key Corporate Objectives	Our overall strategy and goals

Significant Trends and Events	Operating, financial and other highlights affecting the Company

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

Results of Operations	An analysis of our financial results comparing the three months and six months ended June 30, 2011 and 2010

Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition

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

Overview

We provide cloud-based mobility management and network connectivity services to large and multi-national enterprise customers and telecommunication carrier partners, enabling them to manage the economics, complexity, compliance and security needs of their global employees and subscribers. Our mobility services consist of enterprise mobility services and carrier Wi-Fi mobility services.

The iPass mission is to be the voice of the enterprise through the delivery of enterprise mobility services that assist the productivity of workers as they move between and among office sites, home and remote locations. Our global enterprise mobility services consist of our new Open Mobile services, our legacy Mobile Office offering, and our Network Services. Our Open Mobile services are based on our new Open Mobile Platform, which is a cloud-based services delivery system that gives the enterprise insight and control over definition and management of their mobility services. Our Mobile Office product has been our historic enterprise mobility offering, providing unified global connectivity, connectivity management and device management.

Our enterprise mobility services also includes the iPass Mobile Network, which consists of more than 550,000 global venues including Wi-Fi, Hotel Ethernet and Inflight Wi-Fi hotspots, broadband connection technologies such as 3G, as well as narrowband access technologies, such as modem dial-up, which together we refer to as our Network Services. The iPass Mobile Network is composed of contractual relationships and technical integrations with approximately 313 fixed and mobile telecommunications carriers, Internet service providers and other network service providers around the globe.

Our new carrier Wi-Fi mobility services leverage our Open Mobile platform and networking expertise, unique Wi-Fi authentication infrastructure and transaction settlements capabilities to provide global telecom carriers with data offload and international Wi-Fi roaming functionality. We have recently launched the iPass Open Mobile Exchange (“OMX”), a carrier-grade platform for service providers to extend core mobility and Internet offerings by integrating Wi-Fi with 3G and 4G, allowing providers to seamlessly connect customers to preferred Wi-Fi networks, including free Wi-Fi. The platform incorporates the iPass Mobile Network with our authentication and transaction settlements infrastructure, which we believe allows providers to introduce new Wi-Fi services.

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

•

Migrate Existing Customers and Add New Customers to the Open Mobile Platform - We believe that our portfolio of mobility management services and continued enhancement of our existing mobile network offerings are key to driving the migration of existing customers and partners to, and acquiring new customers on, our Open Mobile Platform. We continue to sign enterprise customer contracts for our Open Mobile Platform and we have approximately 140 enterprise customers who have signed agreements for our Open Mobile platform.

•

Increase the Use of Our Services - We intend to increase the usage, as well as the frequency-of-use, of our services by our customers by creating an easy and seamless end-user experience, expanding our mobile network footprint and executing on our commitment to customer satisfaction. We currently have approximately 14,000 monthly monetized users of our Open Mobile platform and have expanded our Wi-Fi network footprint to more than 550,000 locations.

•

Leverage our Technology Expertise and Unique Assets to Capitalize on the Wi-Fi Offload Opportunity – We are leveraging our global authentication infrastructure and Wi-Fi transaction settlements capabilities to provide compelling functionality around 3G/4G Wi-Fi Offload, international roaming, Wi-Fi exchange services and other related opportunities. During the quarter, we launched the iPass OMX service that provides these services to our carrier and service provider partners to help them address their network infrastructure costs and introduce new offerings to generate revenue.

•

Continue to Develop the Open Mobile Platform - We continue to enhance and develop our cloud-based Open Mobile Platform with innovative features, functionality and services in order to provide a leading and value-added integrated mobility offering for enterprise customers and our carrier and service provider partners. During the second quarter, we released Open Mobile for the iPhone operating system (“iOS”), the first Open Mobile client for Apple iOS devices which provides convenient options for iPhone and iPad users to find and use a Wi-Fi connection instead of a 3G connection.

For a detailed discussion regarding certain of our corporate objectives, see the section entitled “Our Strategy” under “Item 1A. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and the direction of our business during the second quarter of 2011.

Launch of iPass Open Mobile Exchange

Recently we introduced the iPass OMX, a carrier-grade platform for service providers to extend core mobility and Internet offerings by integrating Wi-Fi with 3G and 4G, allowing them to seamlessly connect their customers and subscribers to preferred Wi-Fi networks. The platform incorporates the iPass Mobile Network with a unique authentication and transaction settlements infrastructure, and allows service providers to introduce new services to capture the rapidly growing Wi-Fi enabled devices market. By enabling operators to provide an integrated approach to mobility, iPass OMX positions them to participate in the second wave of Wi-Fi. With this new platform launch, we believe we will provide multiple service and revenue opportunities to network operators.

The iPass OMX has already been adopted by Deutsche Telekom as part of its Wi-Fi Mobilize service, a new network services exchange for in-country and international roaming services, which can help Deutsche Telekom and its numerous carrier partners across the globe to address the accelerating demand for data services on smartphone and tablet devices using Wi-Fi. This relationship addresses the re-emergence of and the accelerating demand for Wi-Fi as an essential service for network access due to device proliferation, rising mobility costs and soaring mobile broadband data volumes. During the second quarter, no revenue was generated from the iPass OMX.

Continued Decline in Dial-up, Minimum Commitment, and 3G Network Revenue

For the six months ended June 30, 2011 we experienced a continued and anticipated decline in revenue from dial-up network services of approximately $2.3 million or 51% compared to the same period in 2010. This trend was primarily due to our customers’ continued migration from dial-up connections to faster broadband technologies. We expect the trend of declining dial-up revenue to continue during the remainder of 2011. For the six months ended June 30, 2011 revenue from dial-up network services comprised less than 3% of our total revenue.

We have customers that have signed contracts with us that contain network minimum revenue commitments. Revenue derived from minimum commitment has declined as these contracts have come up for renewal and customers have committed to lower dollar amounts on a prospective basis. We have also actively engaged with a number of these customers who have negotiated decreases to their minimum network commitments on a prospective basis. We have seen a decline in minimum commitment revenue due, in part, to these new arrangements. At the same time, with these renegotiated arrangements, we have often been able to secure longer contract terms, higher marginal pricing and/or commitments for our customers to migrate to our Open Mobile Platform. We continue to see a decrease in the number of customers that have contracts with minimum network commitments. Minimum commitment network revenue decreased $2.8 million or 31% for the six months ended June 30, 2011 compared to the same period in 2010. We believe that this decline in network minimum commitment revenue will continue for the foreseeable future.

We are focused on providing value-add enterprise mobility and carrier Wi-Fi exchange and related services and do not believe that 3G network services are core to this value proposition. We experienced a modest decline in 3G network revenue of $0.4 million or 4% for the six months ended June 30, 2011 compared to the same period in 2010. We anticipate that 3G network revenue will continue to decline over time as we move away from focusing our efforts on 3G network sales and look to continue to grow our platform revenue and Wi-Fi services.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency and overall operating and financial performance and for benchmarking against our peers and competitors. In addition, we also use this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in the core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, operating performance, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We defined Adjusted EBITDA as net loss adjusted for interest income; income taxes; depreciation and amortization; stock-based compensation; restructuring charges; certain state sales and federal tax charges, and one-time non-recurring discrete items. The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Adjusted EBITDA	$(164)	$208	$(1,075)	$1,068
Interest income	15	20	100	37
Income tax (expense) benefit	(15)	(29)	(245)	183
Depreciation of property and equipment	(577)	(822)	(1,200)	(1,751)
Amortization of intangible assets	(60)	(77)	(120)	(287)
Stock-based compensation	(504)	(346)	(957)	(856)
Restructuring charges and related adjustments	(10)	(118)	155	(287)
Certain state sales and federal tax items and other discrete items	257	(50)	807	(50)

Net loss	$(1,058)	$(1,214)	$(2,535)	$(1,943)

Adjusted EBITDA decreased by approximately $0.4 million for the three months ended June 30, 2011 compared to the same period in the prior year as a result of a $3.6 million net decrease in revenues (mainly from lower dial-up, Wi-Fi and minimum commitment revenues), and the unfavorable impact from foreign exchange rates of $0.4 million as a result of the decline of the U.S. Dollar relative to other foreign currencies. These unfavorable decreases were partially offset by lower network access costs of approximately $1.6 million and lower operating expenses of approximately $2.0 million (excluding network access costs). (See “Results of Operations” for further discussions on the factors affecting Adjusted EBITDA).

Adjusted EBITDA decreased by approximately $2.1 million for the six months ended June 30, 2011 compared to the same period in the prior year as a result of a $7.5 million net decrease in revenues (mainly from lower dial-up, Wi-Fi and minimum commitment revenues), and the unfavorable impact from foreign exchange rates of $1.1 million as a result of the decline of the U.S. Dollar relative to other foreign currencies. These unfavorable decreases were partially offset by lower network access costs of approximately $2.7 million and lower operating expenses of approximately $3.8 million (excluding network access costs). (See “Results of Operations” for further discussions on the factors affecting Adjusted EBITDA).

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

The following diagram provides the relationship and quantification of the Company’s Total Average Monthly Monetized Users for the second quarter of 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands, except percentages)
Average Number of Monthly Monetized Users	591	657	(10.0%)	601	670	(10.3%)
Network	174	209	(16.7%)	177	210	(15.7%)
Platform	538	586	(8.2%)	546	599	(8.8%)

The decrease in the average number of monthly monetized network users for the three and six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the decline in dial-up and Wi-Fi users. The decrease in dial-up users was due to the anticipated erosion of our dial-up customer base as they migrated to faster technologies. The decrease in Wi-Fi users is a combination of customer attrition, impact of an increase in the availability of free Wi-Fi internet access in the United States and lower usage in certain countries due to local holidays. The decrease in Platform users for the three and six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the decline in users at customers with legacy pricing plans under which they pay an annual business fee as well as the attrition of iPassConnect customers which to date has outpaced the growth in Open Mobile monetized users. We continue to sign enterprise customer contracts for our Open Mobile Platform; however, we have experienced long lead times in customer Open Mobile deployments as our ability to control large enterprise program deployments is limited since they are typically tied closely to enterprise hardware and operating system refreshes and other IT initiatives.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin percentage is defined as (total EMS network revenue plus MNS revenue less total network access costs divided by total EMS network revenue plus MNS revenue).

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Total Network Gross Margin	43.2%	44.5%	(1.3%)	43.7%	46.0%	(2.3%)

The decline in network gross margin for the three and six months ended June 30, 2011 compared to the same period in the prior year was primarily due to a decline in higher margin dial-up revenue and network minimum commitment revenue. The erosion in our dial-up revenue is due to the continued migration of customers to alternative faster connectivity technologies while the decline in network minimum commitment revenue is due to terminations and customers renewing their agreements at lower commit levels. For the three and six months ended June 30, 2011 compared to the prior year, the decrease in network gross margin was partially offset by increased margin from 3G and Wi-Fi, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. We evaluate our estimates on an ongoing basis. Our most critical accounting estimates include those related to revenue recognition, income taxes, incremental sales tax liability, network access costs, stock-based compensation and allowance for doubtful accounts.

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2011 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

From a broad perspective, we are reporting and analyzing revenue and operations under two primary offerings reflecting our two operating segments: EMS and MNS. In determining segment operating income or loss, the items that are not allocated include amortization of intangibles, restructuring, incremental sales tax costs, penalties and interest.

Sources of Revenue

Within our enterprise mobility services, we present revenue from three areas: (i) platform revenue, (ii) network revenue, and (iii) other fees and revenue. Platform revenue consists of revenues derived from the following services: iPassConnect client fees (“iPC”), Open Mobile Platform fees and other client/platform related fees. Network revenue consists of revenue primarily from the sale of access to our network of Wi-Fi hotspots, hotel Ethernet, and mobile broadband services such as 3G and narrowband access technologies such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage, and a fixed-rate per user per month fee structure. Network revenue also includes minimum commitment shortfall revenue. Other fees include device management fees, professional services and other mobility-related fees and services. We will present revenue from carrier mobility services under enterprise mobility services revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Enterprise Mobility Services Segment	2011	2010	2011	2010
	(in thousands, except percentages)
Enterprise Mobility Services Revenue	$28,083	$32,454	$57,389	$65,972
Network Revenue	22,841	27,330	46,879	55,461
Platform Revenue	4,655	3,812	8,988	7,552
Other EMS Fees and Revenue	587	1,312	1,522	2,959

EMS as a percentage of total revenue	79.0%	83.0%	79.8%	83.0%
Change	(4,371)		(8,583)
Percentage change	(13.5)%		(13.0)%

Operating loss	(691)	(934)	(1,593)	(1,599)
Change	(243)		(6)
Percentage change	(26.0)%		(0.4)%

Network Revenue

The decline in network revenue was partially due to the decline in Wi-Fi revenue, minimum commitment and dial-up revenues. The decline in Wi-Fi revenue was due to customer attrition and write-down, lower usage in certain countries due to local holidays and the impact of an increase in the availability of free Wi-Fi internet access in the United States. The continued and anticipated decline in minimum commitment revenue was due to customers contracting to lower dollar commit levels on a prospective basis. The decline in dial-up revenue was due to the continued erosion in our dial-up base as customers migrated to alternative faster connectivity technologies.

For the three months ended June 30, 2011 compared to the same period in 2010, network revenue decreased $4.5 million or 16.4% primarily due to the decline in Wi-Fi revenue of $2.0 million and the decline in minimum commitment and dial-up revenues of $1.2 million and $1.0 million, respectively. A decrease of $0.3 million in 3G revenue due to lower 3G usage also contributed to the decrease in network revenue.

For the six months ended June 30, 2011 compared to the same period in 2010, network revenue decreased $8.6 million or 15.5% primarily due to the decline in Wi-Fi revenue of $3.0 million and the declines in minimum commitment and dial-up revenues of $2.8 million and $2.3 million, respectively. A decrease of $0.4 million in 3G revenue due to lower 3G usage also contributed to the decrease in network revenue.

Platform Revenue

For the three and six months ended June 30, 2011, compared to the same periods in 2010, Platform revenue increased by $0.8 million or 22.1% and $1.4 million or 19.0%, respectively, due to fees generated by new or existing carrier and enterprise Open Mobile customers of $1.8 million and $2.9 million, respectively, offset in part by a decrease in iPC usage fees, annual business fees and other platform fees of $1.0 million and $1.5 million, respectively.

Other EMS Fees and Revenue

For the three and six months ended June 30, 2011 compared to the same periods in 2010, the decrease in other EMS fees and revenue of $0.7 million or 55.3% and $1.4 million or 48.6%, respectively, was primarily due to the decrease in device management fees and end-of-life fees. The decrease in device management fees was due to the deferral of revenue recognition until certain product upgrade obligations are delivered which is expected to occur by the end of 2011. The decrease in end-of-life fees is the result of customers migrating to our new Open Mobile offerings. Customers are charged end-of-life fees if they remain on older versions of iPass solutions.

Operating Loss

For the three months ended June 30, 2011, compared to the same period in 2010, the decrease in EMS operating loss of $0.2 million was primarily due to the decrease in operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Managed Network Services Segment	2011	2010	2011	2010
	(in thousands, except percentages)
Managed Network Services revenue	$7,428	$6,629	$14,526	$13,489

MNS as a percentage of total revenue	20.9%	17.0%	20.2%	17.0%
Change	799		1,037
Percentage change	12.1%		7.7%

Operating loss	(435)	(271)	(1,114)	(558)
Change	164		556
Percentage change	60.5%		99.6%

MNS Revenue

The increase in MNS revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010, was primarily due to an increase in revenue of $1.3 million and $2.1 million, respectively, resulting from growth in Branch/Retail customer base and related management fees. These increases were partially offset by a decrease in Home/Office product revenue of $0.6 million and $1.4 million, respectively, for these periods.

Operating loss

The increase in MNS operating loss for the three and six months ended June 30, 2011 compared to the same periods in 2010 was mainly due to a decrease in gross profit of approximately $0.1 million and $0.5 million, respectively, as a result of the shift in product mix from Home/Office to Branch/Retail.

Q3 2011 Outlook

We expect total revenue to decline in the third quarter of 2011 due to the seasonal impact of low usage during the summer months. We expect Adjusted EBITDA to decline in the third quarter primarily driven by lower revenue and higher operating expenses.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Network access costs	$17,209	$18,843	$34,601	$37,267
As a percent of total revenue	48.5%	48.2%	48.1%	46.9%
Change	$(1,634)		$(2,666)
Percentage change	(8.7)%		(7.2)%

The decrease in network access costs for the three and six months ended June 30, 2011, compared to the same periods in 2010, was primarily due to a combination of lower Wi-Fi, 3G and dial-up network usage. These decreases were partially offset by an increase of $0.9 million in MNS network access costs. The increase in MNS network access costs was due to the increase in revenue and a shift in the product mix from Home/Office to Branch/Retail. Branch/Retail generally has higher incremental deployment costs and higher connection charges.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, depreciation of our network equipment, costs of 3G data cards and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Network operations expenses	$5,520	$7,000	$11,418	$14,328
As a percent of total revenue	15.5%	17.9%	15.9%	18.0%
Change	$(1,480)		$(2,910)
Percentage change	(21.1)%		(20.3)%

The decrease in network operations expenses for the three and six months ended June 30, 2011 compared to the same periods in 2010, was primarily due to a decrease in 3G mobile data cards subsidized expenses relating to lower shipment of cards, headcount-related expenses as a result of headcount reductions, infrastructure expenses (depreciation, maintenance and co-location expenses) due to efficiencies achieved in our network footprint and related technology infrastructure including rent and facilities related expenses as a result of our fiscal 2009 restructuring program.

For the three and six months ended June 30, 2011 compared to the same periods in 2010, 3G mobile data cards subsidized expenses decreased $0.7 million and $1.1 million, respectively, headcount-related expenses decreased $0.5 million and $0.9 million, respectively, and infrastructure expenses decreased $0.3 million and $0.8 million, respectively.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Research and development expenses	$3,490	$3,245	$7,128	$6,644
As a percent of total revenue	9.8%	8.3%	9.9%	8.4%
Change	$245		$484
Percentage change	7.6%		7.3%

The increase in research and development expenses for the three and six months ended June 30, 2011 compared to the same periods in 2010, was primarily due to an increase in headcount-related expenses and consulting fees mainly to support the development efforts of our Open Mobile products, which was partially offset by a decrease in depreciation expense.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except percentages)
Sales and marketing expenses	$4,958	$5,889	$10,703	$12,398
As a percent of total revenue	14.0%	15.1%	14.9%	15.6%
Change	$(931)		$(1,695)
Percentage change	(15.8)%		(13.7)%

The decrease in sales and marketing expenses for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to lower headcount-related expenses including commission expense and targeted spending reductions offset, in part, by an increase in severance and consulting expenses.

For the three and six months ended June 30, 2011, compared to the same period in the prior year, headcount-related expenses decreased $0.8 million and $1.5 million, respectively, and marketing program spending and travel expenses decreased $0.2 million and $0.5 million, respectively. These decreases were offset, in part, by an increase in severance and consulting expenses for these periods.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except percentages)
General and administrative expenses	$5,203	$5,361	$10,028	$11,031
As a percent of total revenue	14.7%	13.7%	13.9%	13.9%
Change	$(158)		$(1,003)
Percentage change	(2.9)%		(9.1)%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the decrease in general and administrative expenses was primarily due to benefit realized as a result of cash collections on invoiced sales taxes.

Restructuring Charges

Restructuring charges were immaterial for the three months ended June 30, 2011 compared to $0.1 million for the same period in the prior year. Restructuring benefits were $0.2 million for the six months ended June 30, 2011 compared to charges of $0.3 million in the same period in the prior year. The restructuring benefits of $0.2 million for the six months ended June 30, 2011 is related to an adjustment of previously recorded Q4 2009 facility exit costs arising from a favorable termination and lease surrender agreement, and an adjustment to sublease income estimates related to Q1 2009 facility exit costs as a result of a sublease agreement being executed in the second quarter of 2011 for unused space.

For further information, see Note 7, Accrued Restructuring, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Non-Operating Expenses

Foreign Exchange Gains (Losses) and Other Income (Expenses)

Foreign exchange gains (losses) and other income (expenses) include primarily realized and unrealized gains and losses on foreign currency transactions. Foreign currency exchange rates fluctuations impact the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar and generate unrealized foreign exchange gains or losses. In addition, certain of our network access costs are invoiced in currencies other than the U.S. Dollar. The transactional settlement of these outstanding invoices and other cross-currency transactions generate realized foreign exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment. For the three months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $0.1 million and gains of $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $0.5 million and gains of $0.6 million, respectively. The increase in foreign exchange losses for these periods was primarily the result of the weakening of the U.S. Dollar relative to the Euro and the British Pound.

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$26,103	$30,746	$(4,643)
As a percent of total assets	39.5%	41.6%

Operating Activities

Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities. Cash used in operating activities was $4.7 million for the six months ended June 30, 2011, compared to net cash used of $2.7 million in the same period last year.

Net loss after adjustment for non-cash items generated $1.5 million less cash from operations period over period. General timing on cash receipts and payments used an additional $0.5 million of cash. The largest contributor to this use of cash was $1.1 million paid to certain state tax authorities in the first quarter of 2011 to settle certain state sales tax obligations.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2011. In the current period, $0.7 million was used for capital expenditures and $0.3 million was provided for as a reduction in restricted cash pledged for letter of credit.

Financing Activities

Net cash provided by financing activities of $0.4 million for the six months ended June 30, 2011 was from proceeds from the exercise of stock options.

Sources of Cash and Future Cash Requirements

We have historically relied on existing cash and cash equivalents and cash flow from operations for our liquidity needs. Key sources of cash are provided by operations and existing cash and cash equivalents. As of June 30, 2011, we had cash and cash equivalents of $26.1 million. We use a professional investment management firm to manage a large portion of our cash which is invested primarily in money market accounts with a remaining maturity of three months or less at the time of purchase. We believe that based on our current business plan and revenue prospects and our anticipated cash flows from operations, our existing cash balances will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Primary Uses of Cash

Our principal use of cash in the first half of 2011 was for network access costs, payroll related expenses and general operating expenses including marketing, travel, office rent, settlement of certain sales tax obligations, settlement of restructuring obligations and capital expenditures.

Restructuring. In the first quarter of 2009, we announced the Q1 2009 plan in order to reduce our operating costs and focus our resources on key strategic priorities. In the fourth quarter of 2009 we announced the Q4 2009 plan to align our cost structure and improve operating efficiencies. Cash used for restructuring activities during the six months ended June 30, 2011 was $0.5 million.

Settlement of Certain State Sales Tax Obligations: During the six months ended of 2011, we paid $1.1 million in cash in satisfaction of a settlement agreement reached with certain tax authorities.

Contractual Commitments

Our contractual commitments at June 30, 2011, were not materially different from those at December 31, 2010 (see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010).

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2011 and December 31, 2010 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended June 30, 2011 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. For the three months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $0.1 million and gains of $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, we recorded foreign exchange losses of $0.5 million and gains of $0.6 million, respectively. The increase in foreign exchange losses for these periods was primarily the result of the weakening of the U.S. Dollar relative to the Euro and the British Pound.

Interest Rate Risk

As of June 30, 2011, we had cash and cash equivalents of $26.1 million, restricted cash of $2.8 million and no short-term investments. As of December 31, 2010, we had cash and cash equivalents of $30.7 million, restricted cash of $3.0 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts generally due within one year. As a result, we do not believe we are exposed to any material interest rate risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011 there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 3, 2011 have not substantively changed.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 8, 2011	/s/ Steven H. Gatoff
Steven H. Gatoff Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

10.1	Offer Letter with Christophe Culine dated June 14, 2011

10.2	iPass Inc. Amended and Restated Executive Corporate transaction and Severance Benefit Plan (6)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Commission No. 000-50327), and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Commission No. 000-50327), and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Commission No. 000-50327), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Commission No. 000-50327), and incorporated herein by reference.
(5)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 8-K, filed July 6, 2011 (Commission No. 000-50327), and incorporated herein by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.