Form 10-K
period 2011-12-31
IPASS INC
filed 2012-03-07
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2011 as reported by the Nasdaq Global Market on that date: $77,047,510. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 7,887,326 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2011. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 22, 2012 was 59,267,124.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2012, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Disclosure Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

Overview

We provide global enterprises and telecommunications carriers with cloud-based mobility management and network connectivity services. Through our unique technology platform, we offer enterprises cross-device, cross-network Internet connectivity services along with connection policy enforcement, real time reporting and analysis of all mobile network activity across their employee base and Internet access through the iPass global network. Based on this same technology platform and our global authentication and settlements infrastructure, we also offer global telecommunications carriers with Wi-Fi enablement services that allow Wi-Fi providers to monetize their Wi-Fi network with ‘visiting’ subscribers, provide their subscribers with global Wi-Fi connectivity, and enable data offload solutions for Wi-Fi transactions and settlements exchange among global telecommunication providers.

We believe that the proliferation of mobile devices, including smartphones and tablets, has led to an explosive growth in global data traffic. As a result of this and other trends, the costs of mobility are large and growing as the global demand for bandwidth exceeds supply. We believe that enterprises will need to manage the mobility costs of providing always-on high-speed connectivity to their employees, as well as address the proliferation of employee-liable devices (i.e., the “bring your own device” trend). In addition, we see global telecommunications carriers and providers looking to monetize their network infrastructures, obtain additional network capacity, improve their subscribers’ experience and differentiate their consumer offerings in order to meet the accelerating demand for data services on smartphone and tablet devices. We believe this is accomplished through Wi-Fi offload and integration into their core network offerings and that Wi-Fi has emerged as a critical element to meet the demands of enterprises and carriers.

We believe that iPass has a unique and compelling market position and set of assets at the nexus of the large and rapidly-growing global Wi-Fi market. Overall, iPass has a commanding presence in the mobility market, as evidenced in the following metrics:

•	680,000: the number of iPass Wi-Fi hotspots across 117 countries and territories.

•	1.8 million: unique users of iPass’ mobility services platform in 2011.

•	19 million: the number of user authentications processed by iPass’ global infrastructure in 2011.

•	140: the number of global Wi-Fi operators with whom iPass’ authentication infrastructure is integrated.

•	63,000: iPass hotel and conference venues, global airports and daily in-flight Wi-Fi hotspots.

•	70 million: the number of iPass enabled Wi-Fi sessions in 2011.

•	21,000: iPass in-store/in-office points of presence in US retail and branch office locations.

•	28: iPass connectivity and authentication related patents.

We believe iPass has a unique set of mobility assets that provide us with strong advantages in the market and with which we believe we are creating meaningful value. We see our three core assets as follows:

1.	Purpose-built, Carrier-Grade Cloud Mobility and Connectivity Platform: our Open Mobile platform is a cloud-based mobility management platform that securely manages network connectivity and subscribers across a wide variety of computing devices and provider networks. We believe this scalable subscriber management, billing and reporting platform is unmatched in the industry and would be very timely and expensive to attempt to replicate;

2.	Unique Wi-Fi Authentication and Transaction Settlements Infrastructure: we have a global authentication fabric of integrated servers and software that’s interconnected with more than 140 global

Wi-Fi network service providers. This infrastructure allows us to provide a secure, highly-available and seamless global authentication, clearing and settlement of Wi-Fi users for our partners and customers; and

3.	Largest, Global Commercial Wi-Fi Network: we have a Wi-Fi network footprint and supply chain that consists of more than 680,000 global Wi-Fi venues in 117 countries, including more than 2,900 airport hotspots, more than 59,000 hotels and convention centers, and over 562,000 retail and small business locations worldwide.

Our business is structured and reported around two segments: (i) Mobility Services, and (ii) Managed Network Services (“iPass MNS” or “MNS”). Our Mobility Services segment is comprised of two businesses: (1) our Enterprise Mobility Services, and (2) our Carrier Wi-Fi Enablement Services. We believe that we are leveraging our technology, asset base and market dynamics in the mobility space to address the market demands and needs of enterprises, carriers and mobile end users, as follows:

•

Enterprise Mobility Services: Our Enterprise Mobility Services offerings provide mobile connectivity cost analysis, reporting and policy compliance management tools, as well as global Wi-Fi network access to large and global enterprise customers. Enterprise Mobility Services offerings consists of our Open Mobile Enterprise platform (“iPass OME” or “OME”), our legacy Mobile Office offering, and our Mobile Network Services. We go to market with these enterprise mobility offerings through a combination of our global direct sales force, a worldwide network of reseller partners, and a group of leading global telecommunication carriers who OEM or “white label” our Open Mobile platform for providing these mobility services to their enterprise customers.

•

Carrier Wi-Fi Enablement Services (“iPass OMX” or “OMX”): Our OMX platform provides international Wi-Fi roaming, Wi-Fi exchange and Wi-Fi data offload services to global telecommunications carriers and service providers. In 2011, we launched these services leveraging and incorporating our Open Mobile Platform technology, global Wi-Fi authentication and settlements infrastructure, and our worldwide Wi-Fi Network to provide mobile network operators, telecommunications carriers and service provider partners around the world with the infrastructure to offer their subscribers new Wi-Fi based mobility services. While a relatively new business, we have seen strong traction with our carrier partners; we continue to build-out both the OMX platform functionality and carrier/service provider membership and believe this will be a meaningful driver of value for our company.

MNS provides enterprise customers in North America with network and management services that connect their branch offices and retail locations. The MNS value proposition is a significant price-for-performance value over traditional or legacy private networking services and is used by enterprises in a range of industries. We have recently begun to leverage our mobility services expertise within the MNS business and customer base, and have launched a new Managed Wi-Fi business that expands the MNS platform to enable enterprises and retailers to deliver in-store/in-office Wi-Fi experience to their employees and customers.

iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our corporate headquarters is located in Redwood Shores, California.

Our Strategy

We have been evolving our company from a business primarily focused on selling network access to one that provides a comprehensive set of value-added enterprise and telecommunications carrier mobility services through our new cloud-based technology platform called Open Mobile. We are also focused on continuing to grow our MNS business through both customer additions and new services. Our plan is to continue to grow our strategic value by leveraging our set of mobility assets that we have across all our businesses to address large and compelling market opportunities as well as execute on key growth initiatives in our businesses.

Our strategy consists of the following key elements and initiatives specific to our two business segments and service offerings:

1. Mobility Services Strategy

Enterprise Mobility Services

Our overall strategy for our Enterprise Mobility Services business is to continue to focus on driving both sales of Open Mobile Enterprise and customer deployments of the Open Mobile Platform in order to drive increased users on and usage of this new platform. We have experienced that when enterprise customers adopt the Open Mobile platform, the visibility and broader control functionality and improved value proposition of our Platform services is producing greater user penetration at these companies (i.e., a greater number of users), greater frequency-of-use of our mobility platform services, and more network services usage.

In order to continue to grow and accelerate the use of our Open Mobile Platform by enterprise customers, we are focused on migrating existing customers from our legacy offering and adding new enterprise customers to the Open Mobile Platform. Our key initiatives to increase Open Mobile penetration and usage are as follows:

1.	Accelerate Smartphone and Tablet Functionality: We are continuing to enhance and develop the Open Mobile Platform with innovative features, functionality and services in order to continue providing a leading and value-added integrated mobility offering for enterprise customers, as well as our telecommunication OEM (or “white label”) carrier partners and our reseller network. This includes expanding device penetration by accelerating and delivering on smartphone and tablet development across multiple devices and networks, and by improving connectivity success rates across all devices.

2.	Accelerate Enterprise Customer Deployments of OME: We are focused on driving the activation and deployment of Open Mobile with specific customer-related initiatives to reduce barriers to implementation and deployment. We recently formed a professional services deployment organization that is focused on working with enterprise customers and channel partners to drive implementation and deployment of Open Mobile; we are also taking steps to streamline our customer facing activities such as customer order capture, and order management.

3.	Drive Scale Through Carrier OEM Channel: We believe that our carrier OEM channel is a strong asset in taking the Open Mobile platform offering to market. We see our carrier OEM partners of Deutsche Telekom, OBS and Telstra increasing the adoption of the Open Mobile Platform as the foundation for delivering white-labeled mobility services to their enterprise customers. We have recently seen these global carrier partners begin to add enterprise customers and users; we have integrated teams working with these partners and expect to see increases in signing customers and driving users through the carrier OEM channel.

4.	Expand Open Mobile to Bring-Your-Own-Device and Small and Medium Enterprise Markets: With the resurgence of Wi-Fi, we believe it is important to provide a lightweight, reduced feature product offering that will appeal to organizations and business users that are focused more intently on tools for getting connected and less on command and control and policy enforcement.

Carrier Wi-Fi Enablement Services

Our OMX service offerings were launched in 2011 and incorporate our Open Mobile Platform, global authentication fabric, and global Wi-Fi network to provide Wi-Fi network operators, telecommunication carriers and service provider partners around the world with the infrastructure to offer their subscribers new Wi-Fi based mobility services. While still early in its development, we believe our OMX service offerings have a long-term strategic importance where iPass is providing carriers with both cost reduction infrastructure efficiency technology and new revenue-generating Wi-Fi based services into this ecosystem.

We believe the Wi-Fi market will continue to grow rapidly. The broader drivers of demand for Wi-Fi are the same fundamental drivers for our OMX services. As these drivers continue to intensify we expect that consumer data consumption will grow, Wi-Fi networks will expand, disruptive service providers will emerge and real data offload will take place. Accordingly, our focus is to continue to build-out the OMX ecosystem of carrier partners to provide for Wi-Fi exchange functionality. We are focused on the following key initiatives in our OMX business:

1.	Drive Wi-Fi Roaming Traffic with New Carrier Agreements: We intend to execute on the OMX strategy and drive these results by: (i) leveraging our global authentication infrastructure and Wi-Fi transaction settlements capabilities to enable Wi-Fi as a complement to 3G and 4G services, (ii) bringing on key operators and service providers with high roaming traffic that will be a catalyst for others to follow; and (iii) creating impactful market awareness among the carriers to ensure that they proactively and aggressively promote their service offerings.

2.	Launch Branded Wi-Fi Exchange: We are establishing a platform roadmap that capitalizes on the growing demand and availability of Wi-Fi with a focus on making it easier for people to use Wi-Fi when travelling abroad.

3.	Evolve Supply Dynamics to Support Increased Traffic Globally: We are engaging with our network suppliers to bring new pricing models that extend to the consumer market segment and we intend to continue to grow our Wi-Fi network footprint to enhance the value of our services.

2. Managed Network Services Strategy

Over the past several years, we have executed a successful transition of our MNS business from a diminishing legacy teleworker (home office) offering to a growing Branch/Retail Office business. With significant evolution in the market and challenges in the global economy, companies are placing a premium on higher bandwidth to support broader application usage and lower fixed costs. Through our flagship product MultiLink VPN – a fully managed, high speed and highly available Internet-based IP VPN wide area networking service, we are delivering a state of the art customer experience. For the MNS business we are focused on the following key initiatives:

1.	Drive Revenue Growth and Profitability: We intend to drive revenue growth and profitability in our MNS business by: (i) retooling our operations and our sales methodologies to drive increasing returns to scale with a renewed focus on new customer acquisition, (ii) investing in new lead generation programs and targeted marketing activities; and (iii) implementing new supply chain cost management strategies.

2.	Deliver Additional Offerings That Leverage Synergies with Mobility Expertise: There are significant potential business synergies within our mobility services business lines that we plan to leverage and communicate to our customers. We recently began this effort with the launch and signing of a large national retailer on our Managed Wi-Fi Services offering. We intend to continue with these efforts by using our Branch/Retail office deployments to expand our network footprint by working with our customers to allow roam-in to their networks, and rolling out new Branch/Retail services such as our Multilink Service, Managed Wireless LAN, and Secure Web Gateway services.

Our Service Offerings

We offer two broad areas of service offerings to our enterprise and global telecommunication and service provider customers: (i) Mobility Services, and (ii) Managed Network Services.

Mobility Services Offerings

Our Mobility Services offerings are centered around two primary areas of services (i) Enterprise Mobility Services, in which we provide cost analysis, reporting and policy compliance management tools, and global Wi-Fi network access to enterprise customers; and (ii) Carrier Wi-Fi Enablement Services, in which we provide

Wi-Fi international roaming, Wi-Fi exchange infrastructure and data offload services to global telecommunication carriers and service providers.

Enterprise Mobility Services

Enterprise Mobility Services offerings primarily address the large enterprise needs to manage their mobility economics, high speed network connectivity and proliferation of employee-liable mobile devices (i.e., the “bring-your-own-device” trend). Our Enterprise Mobility Services consists of our platform services, network services and other ancillary mobility services, as follows:

Platform Services

Open Mobile Platform

In January 2010, we introduced our cloud-based Open Mobile Platform which was designed to deliver enhanced network mobility services. These services are designed to allow our customers to more effectively manage their mobile workforces by controlling costs, enforcing compliance and ensuring security when workers connect their mobile devices to the Internet and wireless networks. In addition, our Open Mobile Platform provides a connection management functionality that runs independent of mobile operators. We have designed our Open Mobile Platform so that it can transparently facilitate every connection initiated by a user, regardless of the underlying network or device that they use to connect; as a result, the Open Mobile Platform can provide our customers with mobile operator independence, reduced lock-in costs and provide the customer a new level of choice and control.

Our Open Mobile Platform has the following key characteristics and functionality:

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

•

Carrier service enablement components including service creation and configuration tools, device (3G/4G) and network directory integration, multi-tenant and multi-hierarchical cloud based platform with comprehensive service branding capabilities.

The Open Mobile Platform provides the foundation for an expanded portfolio of mobility services designed to enable enterprise users and carrier customers to connect from any mobile device over a wide range of networks, while providing visibility and control necessary to support the demand of the customer. The portfolio of services includes:

Mobile Connect. A service that orchestrates policy-based Internet and corporate network access through the Open Mobile Client. The service collects and transmits usage data and statistics from the mobile device via the Open Mobile Portal and interfaces with an enterprise’s other client software and internal IT systems as needed. We continued to make key developments in the Open Mobile Connect service throughout the year including the additional platforms we now support.

Mobile Insight. A service that offers companies in-depth reporting and analysis on mobile usage across all their networks, connections and devices. Using the Open Mobile Portal, IT administrators can design sophisticated reports that are driven by the patented Service Quality Monitoring (SQM) data collection system that monitors mobile usage, cost and compliance by division, department or user group. For example, our 3G usage reports provide organizations with the necessary insight to understand how 3G data is being accessed and used across the organization, helping to prevent excessive 3G usage and 3G roaming charges.

Mobile Control. A powerful policy enforcement service that enables IT staff to apply and enforce cost, security and policy compliance measures across their mobile workforce by deploying a wide variety of connectivity and device-oriented policies in real-time. Combined with Mobile Insight, companies can use real-world usage behavior to create comprehensive policies. We also provide additional cost control capabilities by providing organizations with the ability, for example, to block 3G roaming for select users, and pass customized 3G roaming alerts to those who are permitted to roam so that users are notified of their roaming usage. The on-campus roaming functionality of the Open Mobile Platform offers users a seamless user experience with comprehensive policy enforcement across both remote and corporate (campus) wireless connections.

To date we have launched updated versions of the Open Mobile client for multiple platforms such as Windows, Macintosh, Android, and the iPhone operating system (iOS). Most recently during the year, we released Open Mobile 2.0 for our smartphone clients (Android & iOS) that provides mobile users with information regarding their current connection status and usage meters detailing their mobile usage (Wi-Fi and cellular data). We also released Open Mobile 2.0 for Windows that provided several enhancements designed to make it even easier for users to get connected without compromising security for the enterprise, including ensuring that laptops meet security policies as soon as users connect, providing organizations with additional options for controlling mobile broadband (3G/4G) usage and costs, and providing users an easy way to connect to cloud-based applications without having to enter a username or password. During the years ended December 31, 2011 and 2010, we generated revenues from the Open Mobile Platform of $8.6 million and $1.6 million, respectively.

Mobile Office

The Mobile Office product is our company’s legacy enterprise mobility offering. Mobile Office offers customers the ability to reduce their costs of delivering mobility by providing unified global connectivity, connectivity management and device management. It delivers 3G mobile data, and Wi-Fi hotspot, wired broadband and dial-up access, through our Connect mobility manager. Mobile Office includes iOQ Advanced Reporting, Hosted Authentication and On-Campus Roaming features. During the years ended December 31, 2011, 2010 and 2009, we generated revenues from the Mobile Office product of $10.6 million, $14.4 million, and $14.8 million respectively.

Mobile Network Services

Our Mobile Network is our virtual network through which we provide our enterprise and carrier customers unmatched global broadband access to the world’s largest multi-technology mobile access footprint that encompasses Wi-Fi, 3G mobile broadband and wired hotspots. Our Mobile Network consists of more than 680,000 global venues including Wi-Fi, Hotel Ethernet and Inflight Wi-Fi hotspots, broadband connection technologies such as 3G, as well as narrowband access technologies, such as modem dial-up. A key component of our network is the Services Fabric, composed of contractual relationships with approximately 300 fixed and mobile global telecommunications carrier partners, Internet service providers and other network service providers around the globe. The iPass’ authentication infrastructure is integrated with 140 global Wi-Fi operations. This network architecture has redundancy built in through fault-tolerance mechanisms at key points in the platform across five continents, allowing us to deliver extremely high service availability to our customers. Our network services provide customers with a dial-up network coverage in over 140 countries and broadband coverage including 3G, in more than 117 countries and territories including what we believe is the world’s largest commercial Wi-Fi network, including hotels, airports, convention centers, restaurants, business hubs and open access.

Our contracts and technology integrations with multiple global network service providers form the basis of our network services. Our offerings span multiple geographies and a breadth of access technologies including Wi-Fi, Ethernet, 3G (both GSM and CDMA versions) and dial-up. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent end user experience. During the years ended December 31, 2011, 2010 and 2009, we generated revenues from our mobile network services of $88.1 million, $107.0 million and $121.4 million, respectively.

Other Enterprise Mobility Services

We also provide additional ancillary enterprise mobility services, including device integration, professional services, training, and other related services. During the years ended December 31, 2011, 2010 and 2009, we generated revenues from other enterprise mobility services of $3.4 million, $5.7 million and $6.8 million, respectively.

Carrier Wi-Fi Enablement Services

In 2011, we launched our carrier OMX platform which provides Wi-Fi Enablement service offerings that leverage our Open Mobile Platform, global Wi-Fi authentication and settlements infrastructure and leading global Wi-Fi network to provide mobile network operators, telecommunication carriers and service provider partners around the world with the infrastructure to both address their network infrastructure costs and service capabilities as well as to offer their subscribers global revenue-generating Wi-Fi based mobility services. Our OMX service offerings extend and enhance core mobility and Internet offerings by complementing 3G and 4G with Wi-Fi, allowing providers to seamlessly connect customers and subscribers to preferred Wi-Fi networks in 117 countries. The OMX platform consist of the following four broad service areas that we offer our global telecommunication, network operator and service provider customers:

Roam-in: Roam-in allows Wi-Fi providers to leverage their Wi-Fi network with ‘visiting’ subscribers. Roam-in is when a Wi-Fi network operator makes their hotspots available to other service providers for commercial purposes by joining our Mobile Network. This is currently one of our core assets that is highly relevant to OMX offerings.

Roam-out: Roam-out allows carriers to provide subscribers with global Wi-Fi connectivity. Roam-out is when a service provider proactively facilitates the connectivity for their subscribers to access foreign Wi-Fi networks.

Offload: Offload is when a service provider seamlessly (without user intervention) diverts mobile data onto their own Wi-Fi network or other low-cost Wi-Fi networks (such as home/office). Offloading is especially attractive for service providers during peak/heavy utilization times to help augment network and signaling capacity, while reducing network cost.

Wi-Fi Exchange: Exchange is an extensible, carrier-grade platform for Wi-Fi authentication and transaction settlements. Exchange is when Wi-Fi network operators and service providers want to develop their own private commercial relationships to access each other’s networks but do not want to build and manage the actual interconnect; preferring to leverage an exchange to optimize the interconnect topology and reduce operational complexity.

We believe that there is resurgent demand for Wi-Fi by carriers as they strive to support the high and increasing consumer demands for bandwidth on their existing network infrastructure caused by device proliferation, while continuing to deliver a high quality, end-user experience. We also believe that carriers will look to differentiate their consumer offerings to meet the accelerating demand for data services on smartphone and tablet devices. We believe that iPass is well-positioned to address the global Wi-Fi opportunity. Our OMX platform and line of service offerings provide the foundation for a global, secure and trusted Wi-Fi exchange ecosystem that allow carriers to augment their network infrastructure and provide consumers with frictionless access to a global Wi-Fi network, while maintaining independent supply agreements and a single billing and authentication relationship through iPass. As such, we believe that our OMX services are a significant opportunity that will eventually help drive the growth of our business. During the year, we signed several key telecommunication carrier partners across Europe and Asia to our OMX Services, enabling them to offer their subscribers (i.e., consumers) new Wi-Fi based mobility services. We generated approximately $0.7 million in OMX revenues in 2011.

Managed Network Services Offerings

MNS focuses on providing wireline and wireless VPN connectivity services to branch locations of enterprises, retail stores and financial institutions across North America. MNS delivers and manages a variety of wide area networking services in the form of our MultiLink VPN, and Managed Broadband services. Complete with tailored designs and end-to-end service level agreements to meet enterprise security and performance requirements, our services are used by leaders in a range of industries including retail, pharmaceutical, financial services and health care. Each end point is a physical network site—it could be a business location (such as a retail store or insurance branch office) or a home location (such as a teleworker). Over the past several years, we have executed the transition from a diminishing legacy teleworker (home office) offering to a growing enterprise Branch/Retail VPN business. Our primary service offerings in our MNS business are as follows:

MultiLink VPN. Our MNS flagship product MultiLink VPN is a fully managed Internet-based IP VPN wide area networking service that delivers 99.99% site availability along with several other wide area networking benefits. Site availability and our active failover designs are achieved through our monitoring and management technology platform along with dual technology independent internet circuits. This service provides an organization with a managed wide-area network to connect hundreds of offices back to a corporate data center. It leverages our relationships with approximately 300 cable, DSL, T1, Fiber, and wireless providers to provide 100 percent coverage throughout the United States and Canada. The connections are secured using VPN platforms from Cisco, Juniper Networks and Fortinet. As part of the managed service, we provide end-to-end proactive monitoring, reporting and troubleshooting of the health of the network, including availability, latency and packet loss. All of this information is available on a real-time basis through VantagePoint – the MNS customer portal.

Branch/Retail VPN. Branch/Retail VPN provides a step down version of our MultiLink service to allow for various customer design requirements, backup to MPLS networks, or a hybrid MultiLink/Branch VPN network. Both offerings include Payment Card Industry (PCI) Compliance as part of the solution. PCI Compliance is required for any network which transmits credit card data. Secure Anywhere SSL VPN is an additional add-on offering to enable franchise owners to access their Retail Office locations remotely and securely.

New Managed Wi-Fi. Recently we launched a new managed Wi-Fi offering that expands the MNS platform and leverages our mobility services expertise to deliver a fully-managed Wi-Fi infrastructure service to retail stores and branch office environments. The new service helps enterprises, financial institutions and retailers quickly deploy and create an integrated Wi-Fi experience for their employees and customers.

During the years ended December 31, 2011, 2010 and 2009, we generated revenues from our MNS business of $30.0 million, $27.4 million and $28.3 million, respectively.

Our Cloud-Based Technology Architecture and Services

One of our core assets is our technology architecture. Our mobility services are delivered to customers through a cloud-based platform that comprise software elements on the mobile device and available over the Internet. Our platform gives enterprises and carriers control over the definition and management of mobility services configured to their specific needs. Our platform architecture gives customers choice in access, devices and services and serves as a bridge to future functionality through use of extensible web services standards, while keeping the operational and financial burden on companies low by not requiring them to purchase, deploy and manage on-premises infrastructure.

Our platform is designed to:

•	Integrate with existing enterprise security, directory, and business systems;

•	Integrate with any network, whether our Network, customer-owned networks or third-party provider networks;

•	Embrace new access methods, devices, and applications; and

•	Spawn innovation through applications that extend the platform, written by customers, partners or third-party software developers.

The technology incorporated into our platform and services is designed to provide our customers with reliability, flexibility, network security, policy enforcement, consolidated billing and scalability.

Revenues by Geography

Revenues generated in the United States accounted for approximately 58%, 62%, and 61% of total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. International revenues accounted for approximately 42%, 38%, and 39% of total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Revenues in the United Kingdom accounted for 9%, 9%, and 10% of total revenues in 2011, 2010, and 2009 respectively. International revenues are determined by the location of the customer’s headquarters. No single customer accounted for 10% or more of our revenues. We generally experience some seasonality in our business due to decreased business travel during the summer, particularly in Europe, and during the year-end holiday season which results in lower usage of network services.

For further financial information on the Mobility Services and MNS segments, as well as long-lived assets and geographic information, refer to the information contained in Note 16, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

Network Service Providers

We have contractual relationships with approximately 300 telecommunications carriers, internet service providers and other network service providers that enable us to offer our network services around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two-year term, after which either party can terminate the contract with notice. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.

Sales and Marketing

In our Enterprise Mobility Services business, we sell our services directly through our global sales force and indirectly through our reseller partners and carrier OEM channels. In our OMX business, we sell our services directly through our global sales force and indirectly through our carrier partners. In our MNS business, we sell our services directly through our sales force in the United States. Our sales organizations are organized into regional account teams, which include sales management, sales engineers and customer success teams. We maintain sales offices or personnel in a number of cities in the United States as well as in the United Kingdom, India, Australia, Hong Kong, Japan, Germany, France, Singapore, Sweden and The Netherlands. As of December 31, 2011, our sales organization was comprised of 70 individuals: 39 in North America, 9 in Asia Pacific and 22 in Europe, Middle East and Africa (“EMEA”).

Our reseller partners, OEM carriers and carrier partners typically sign a one to two-year agreement with us through which we appoint them as a non-exclusive reseller of our services. Their reseller responsibilities vary and may include actively marketing and selling our services, deploying and supporting customer accounts, and implementing and managing billing for their customers. Our current sales structure allows us to offer our services without incurring the full cost of customer acquisition (sales and marketing) or customer post-sales support. Our reseller partners, OEM carriers and carrier partners typically sell complementary hardware, software, and services, and bundle our services with their core offerings. They may also have a base of existing customers to whom they can efficiently sell our portfolio of services. In many cases our salespeople do support our reseller partners, OEM carriers and carrier partners with closing new business, and our post-sales team may work with them to ensure successful implementation of our services. However, the enterprise or consumer remains the customer of our reseller partners, OEM carriers or carrier partners and has no direct financial relationship with us.

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

Competition

Our approach to addressing the mobility challenges and needs of the enterprise is to provide an integrated platform and suite of value-added services that offer connectivity, reporting and analytics, policy management, and network services. While there are numerous point solution providers that offer varying individual or in some cases combinations of the various mobility services similar to the services we offer, we are not aware of any competitor that provides a platform or range of services in an integrated offering as we do. Further, we believe that the self-service nature of our platform that allows an enterprise to configure and manage their own custom mobility service is an important and differentiating factor for us.

The mobility market is very fragmented with a variety of competitors, including facilities-based carriers, cloud-based platform operators and mobility management solution providers. We compete based on a number of factors including geographic network coverage, pricing, multiple network technology support, network reliability, quality of service, platform functionality and features, ease of implementation, ease of use and ease of management. We believe we have the largest commercial Wi-Fi network in the world, however since we don’t own the network our competitors who own their own Wi-Fi networks can offer lower Wi-Fi pricing than us.

As we have expanded our mobility offerings beyond network services to include an integrated platform of mobility services delivered through our cloud-based platform, we may also encounter additional competitors in the marketplace, including mobility management solution providers which offer mobile device management, mobile security, and telecommunication expense management software and services, among other mobility offerings.

Insofar as network connectivity and mobility services, we compete with the national telecommunications carriers who provide a suite of services to enterprise customers. To a lesser extent we compete with cloud-based platform operators who may also provide managed services such as VPNs and firewalls, and additional telecommunications services such as local exchange and long distance services, voicemail and DSL services. We do have channel partners that offer these types of services in conjunction with our service, but we do not offer these additional services directly.

With respect to our managed network services, we compete with a variety of providers, including large connectivity providers who own their own networks and have a broad range of network solutions and smaller regional providers.

Research and Development

We are committed to continuing to enhance our underlying technology and continuing to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings as well as developing new services. As of December 31, 2011, our research and development organization consisted of 124 employees, approximately 71 in India and 53 in North America. Our research and development expenses were $14.4 million, $13.8 million, and $14.4 million in 2011, 2010, and 2009, respectively.

Intellectual Property

We believe our technology and platform contain valuable intellectual property and we rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, solely related to our Mobility Services business, consisting of twenty-two U.S. patents, two Australian patents, one Israeli patent and three European patents (U.K., Germany and France). Our patents expire between 2016 and 2025. In 2011 we were granted six new U.S. patents to bring our total global portfolio to 28 patents. We currently have nine U.S. patent applications pending, and sixteen international patent applications pending (in the same subject areas as the U.S. patent applications). iPass and the iPass logo are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.

Employees

As of December 31, 2011, we had 366 employees of which 229 were located in North America, 36 in EMEA and 101 in Asia Pacific.

Available Information

We use our website, www.ipass.com, as a routine channel for distribution of important information, including news releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to the U.S. Securities and Exchange Commission (“SEC”). All of these postings and filings are available on our website free of charge. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K.

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

If our new Open Mobile Platform does not achieve market acceptance or customer adoption and deployment of our Open Mobile Platform is slow, our ability to grow our Enterprise Mobility Services business could be harmed.

In 2010, we released a new cloud-based platform for the delivery of our enterprise mobility services. The future success of our business will depend in large part on our current and prospective customers’ acceptance of our Open Mobile Platform and enterprise mobility services, as well as the timeliness of our customers’ adoption and deployment of our Open Mobile Platform. Key risks associated with our Open Mobile Platform and services are as follows:

Our Open Mobile Platform may not have all functionality desired by our customers. There is risk that we may not release versions of the Open Mobile Platform in a timely manner that contain features that our customers desire and we will need to provide our customers with stable, easy to use, feature-rich and valuable enterprise mobility services related to security, policy control and reporting. Further, the Open Mobile Platform may contain bugs or errors that would cause our customers to not adopt or delay the adoption of the Open Mobile Platform. In addition, the Open Mobile Platform and our supporting IT infrastructure may have technological limitations or errors that could result in our enterprise mobility services not meeting our customers’ requirements. If some or all of these risks associated with our Open Mobile Platform were to occur, market acceptance of the platform may not occur and our business could be harmed.

Customer adoption and deployment of our Open Mobile Platform may be slow. We believe that the growth of our business is dependent on the timely adoption and deployment of the Open Mobile Platform by our customers. A material delay in the adoption and deployment of the Open Mobile Platform by our customers will delay our ability to bill for our services and adversely impact our ability to grow revenues and achieve profitability.

Customer deployment of our Open Mobile Platform may not result in increased use of our services. We believe it is important to the future success of our business that users of our enterprise mobility services increase their usage of our platform and network services. We believe that the deployment by our customers of our Open Mobile Platform will lead to increased usage of our platform services and correspondingly, our network services, which will lead to an increase in our revenue. However, even if a significant portion of our customers deploy our Open Mobile Platform, there is no guarantee that our customers will use our services more frequently.

Customers must be willing to continue to pay for our platform in order for us to generate meaningful revenues and growth. We believe that it is important that the value proposition of our Open Mobile Platform is accepted by our customers such that they are willing to pay for their users to use our enterprise mobility services. If our customers are willing to adopt our Open Mobile Platform but are not willing to pay for the platform, our ability to grow revenues and achieve profitability could be adversely impacted.

In 2011 we introduced new OMX service offerings targeted at mobile network operators, telecommunication carriers and service provider partners. If OMX service offerings do not achieve market acceptance our ability to grow our business could be harmed.

Our OMX service offerings were introduced in 2011 and incorporate our Open Mobile Platform, global authentication fabric, and Wi-Fi network to provide mobile network operators, telecommunication carriers and service provider partners around the world with the infrastructure to offer their customers new mobility services. We have and plan to continue to devote significant resources building our OMX service line of business. If OMX service offerings do not achieve market acceptance and generate meaningful revenue our financial condition may be harmed.

If our services for smartphones and other mobile handheld devices do not achieve market acceptance our ability to grow our business may be impaired.

Smartphone and tablet devices are becoming more relied upon by our customers for their mobile computing needs and may cause our users to stop using laptops while traveling, or to use them less often. Over the past year, we have developed new Wi-Fi services for smartphones, tablets and handheld devices. If these services do not achieve market acceptance, our ability to grow revenues and achieve profitability could be adversely impacted.

If demand for mobility services does not grow or grows in ways that do not require use of our services, we may experience a decline in revenues and profitability.

The growth of our business is dependent, in part, upon the increased use of mobility services and our ability to capture a higher proportion of this market. If the demand for mobility services does not continue to grow, or grows in ways that do not require use of our services, then we may not be able to grow our business, or achieve or maintain profitability. Increased usage of our mobility services depends on numerous factors, including:

•	Willingness of enterprises to make additional information technology expenditures;

•	Availability of security services necessary to ensure data privacy over a variety of networks;

•	Quality, cost and functionality of our services and competing services;

•	Increased adoption of wireless broadband access methods and our ability to support these new methods;

•	Proliferation of smartphones, tablets and mobile handheld devices and related applications, and our ability to provide valuable services and support for those devices; and

•	Our ability to partner with mobile network operators and service providers that are willing to stimulate consumer awareness and adoption of our mobility services.

If key global Wi-Fi venues offer “no charge” Internet access, our network revenues could be negatively affected.

We derive a significant portion of our network revenue from providing Wi-Fi access in certain key venues (e.g., hotels, airports and cafes). In general, these venues charge their customers for Wi-Fi access. If these venues begin offering Wi-Fi access at no charge, the amount we can charge our customers for Wi-Fi access at these venues will likely decrease or we may not charge our customers for Wi-Fi access at these venues. For example, Starbucks and certain airports in the United States have ceased charging their customers for Wi-Fi access and we have experienced reduced revenues as a result. If this trend continues at other key Wi-Fi venues, our network revenues and overall profitability may be negatively impacted.

If we do not accurately predict network usage for our Flat Rate price plans, our costs could increase without a corresponding increase in network revenue.

A significant number of our customers have purchased our Flat Rate network price plans, and we are signing new customers to this plan. In this plan, our customers pay a flat rate price to access our network services. However, in the majority of situations we continue to pay our providers based on network usage. The rate we charge in our Flat Rate price plans is based on statistical predictions of usage across a pool of users within a customer. If actual usage is higher than expected our ability to achieve profitability could be negatively impacted.

Our network revenue and overall profitability may be adversely impacted by material reductions in existing customer and partner minimum commitments.

Our customers and partners that are billed on a usage basis have traditionally entered into contractual provisions that require them to pay the greater of the fees generated from the use of our services or a minimum committed amount over a pre-determined time period. Recent global economic conditions in certain cases caused our customers and partners to generate fees from the use of our services that are significantly less than their minimum committed amounts. Consequently this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and in some cases with no minimum commitment. Additionally, in some cases partners and customers are requesting a re-evaluation of their minimum commitments on a prospective basis during the term of their existing contract; to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum commitments means that a larger percentage of future revenue will be based on the actual usage of our services and may result in a decrease in our revenues and our ability to achieve profitability could be negatively impacted.

If we are unable to meet the challenges posed by broadband access, our ability to profitably grow our business may be impaired.

A substantial portion of the growth of our business has depended, and will continue to depend, in part upon our ability to expand our global network by addressing broadband access technologies, such as Wi-Fi, 3G and other future wireless technologies. Such an expansion may not result in additional revenues to us. Key challenges in expanding the broadband elements of our network include:

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

Broadband pricing can vary in different geographies or markets. For our network services to be attractive to our customers, the cost of 3G/4G roaming must be significantly greater than the cost of our Wi-Fi network services. Currently, in certain geographies such as Asia, 3G/4G roaming prices are not significantly higher than our rates for Wi-Fi access. If 3G/4G roaming prices do not remain significantly higher than our Wi-Fi network prices then our ability to sell our network services could be impacted.

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

There are certain venues (hotels, airports, cafes, etc.) globally where we depend on a single provider for network access in those venues. In addition, in certain geographies we depend on a small number of providers for a large portion of network access. If such a provider were to go out of business or terminate their agreement with us, it could have a negative impact on our revenues and profitability if we cannot find an alternative provider to provide network access in those venues or geographies.

Consolidation in the telecommunications industry may impair our ability to provide redundant and expanded network service coverage and negotiate favorable network access terms.

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

We face competition in the market for mobility services, which could make it difficult for us to succeed.

While we do not believe there are service providers in the mobility services market that offer a platform or range of services in an integrated offering as we do, we compete with a variety of service providers, including facilities-based carriers, cloud-based platform operators and mobility management solution providers. Some of these providers have substantially greater resources, larger customer bases, longer operating histories and/or greater name recognition than we have. In addition, we face the following challenges:

Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks they may be able to provide additional hotspot access at little incremental cost to them. As a result, they may offer network access services at a lower cost, and may be willing to discount or subsidize network access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our network access service and in these cases, may not be able to compete aggressively on price. In addition, new cloud-based platform operators may enter the mobility services market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.

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

If we fail to address market requirements, evolving standards and technological changes in the mobility services industry, our business could be harmed.

The market for mobility services and mobile devices (laptops, smartphones, tablets and handhelds devices) is characterized by evolving industry standards and specifications and rapid technological change; including; new access methods, devices, applications and operating systems. In developing and introducing our services, we have made, and will continue to make, assumptions with respect to which features, security standards, performance criteria, access methods, devices, applications and operating systems will be required or desired by enterprises and their mobile workers. If we implement technological changes or specifications that are different from those required or desired, or if we are unable to successfully integrate required or desired technological changes or specifications into our services, market acceptance of our services may be significantly reduced or delayed and our business could be harmed.

If our carrier and channel partners do not successfully market our mobility services to their customers, then our ability to grow our revenues could be impaired.

We sell our services directly through our sales force and indirectly through our channel partners, which include telecommunication carriers, systems integrators and value-added resellers. A large percentage of our sales outside the United States are made through our carrier and channel partners. Our business depends on the efforts and the success of these carrier and channel partners in marketing our services to their customers. Our own ability to promote our services directly to our carrier and channel partners’ customers is often limited. Many of our carrier and channel partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these channel partners may not actively promote our services. If our channel partners fail to market our services effectively, our ability to grow our revenue could be reduced and our business may be impaired.

Our software is complex and may contain errors that could damage our reputation and decrease usage of our services.

Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information, a security breach, unauthorized access to our cloud-based platform or the introduction of a virus by our software onto our customers’ computers or networks, our reputation could be harmed and our business may suffer. Our contracts generally limit our exposure to incidental and consequential damages and to the extent possible; we further limit our exposure by entering into insurance policies that are designed to protect our customers and us from these and other types of losses. If these contract provisions are not enforced or enforceable, or if liabilities arise that are not effectively limited, our operating results and financial condition could be harmed.

Global economic conditions may adversely affect our customers which directly impacts our business and results of operations.

Our operations and performance depend on our customers having adequate resources to purchase our services. Poor global economic conditions adversely impact our customers and potential customers. For instance, the instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign and non-sovereign debt issues in certain countries may continue to put pressure on global economic conditions. These conditions cause our customers to alter their purchasing and payment activities in response to deterioration in their businesses, lack of credit, economic uncertainty and concern about the stability of markets in general, and under these circumstances our customers may reduce, delay or terminate purchases of, and payment for, our services. Poor economic conditions may cause certain of our current and prospective customers to merge with others, or cut expenditures, which may result in less demand for our services. In addition, poor economic conditions generally result in decreased business travel which results in decreased demand for our services. If we are unable to protect against these events or adequately respond to changes in demand resulting from deteriorating market and economic conditions, our financial condition and operating results may be materially and adversely affected.

Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability.

We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 42% of our revenues in 2011, of which approximately 32% and 9% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay expenses in local currencies. During the years ended December 31, 2011, 2010 and 2009, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

•	Generally longer payment cycles for foreign customers;

•

The impact of changes in foreign currency exchange rates on both the attractiveness of our USD-based pricing and our operating results, particularly upon the re-measurement of assets, liabilities, revenues and expenses and the transactional settlement of outstanding local currency liabilities.

•	High taxes in some foreign jurisdictions;

•	Difficulty in complying with Internet and data privacy related regulations in foreign jurisdictions;

•	Difficulty enforcing intellectual property rights and weaker laws protecting these rights; and

•	Ability to efficiently deploy capital and generate returns in foreign jurisdictions.

We may be exposed to credit risk, collection risk and payment delinquencies on our accounts receivable.

A substantial majority of our outstanding accounts receivables are not secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of our services . While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our collection risk and avoid losses. In addition, under poor global economic conditions, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which may have a material adverse effect on our financial condition and operating results.

Our cash balances may impede our ability to make acquisitions or aggressively fund growth initiatives.

We had cash and cash equivalents of $25.4 million at December 31, 2011. Although we believe that we have sufficient cash to operate our business, we may not have significant cash with which to acquire additional technologies or other businesses if the opportunities arise. Further, if our cash flows continue to remain negative, we will have less cash to support operations through any period of significant negative cash flow, which could cause us to have to decrease our expenditures on research and development and in other areas, which could negatively affect our business.

Our sales cycles are lengthy and could require us to incur substantial costs that may not result in related revenues.

Our business is characterized by a lengthy sales cycle. Once a contract with a customer is signed there is typically an extended period before the customer’s end users actually begin to use our services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues in the near term. Even if we enter into a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales efforts increase and, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner; our operating results could be harmed.

Security and privacy concerns related to Internet-based services could reduce demand for our services.

The secure transmission of confidential information when using Internet-based services is extremely important to our customers. Security and authentication concerns with respect to the transmission over the Internet of confidential information, such as corporate access passwords, and cybersecurity risks, including the ability of hackers to penetrate online security systems may reduce the demand for our services. Further, new access methods, devices, applications and operating systems have also introduced additional vulnerabilities which have been actively exploited by hackers. Internet-based worms and viruses, and computer programs that are created to slow Internet traffic or disrupt computer networks or files are examples of events or computer programs that can disrupt users from using our services and reduce demand for our services, potentially affecting our business and financial performance. Furthermore, any well-publicized compromises of confidential information may reduce demand for Internet-based services, including our services.

If our security measures are breached and unauthorized access is obtained to a customer’s internal network, our cloud-based platform may be perceived as not being secure and customers may curtail or stop using our services.

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

We rely significantly on information technology to accurately bill our customers and any failure, inadequacy or interruption of that technology could negatively impact our ability to report on our financial performance on a timely basis.

A key component of our ability to attract and retain customers is the timely and accurate furnishing of monthly detail billing records of activity on our network, rated for the agreements in place with both our customers and our suppliers. Our ability to meet these billing requirements, as well as to effectively manage and maintain our books and records and internal reporting requirements, depends significantly on our internal information technology. In the second half of 2011 we began efforts to migrate to a new enterprise resource planning system to enable us to more efficiently scale these accounting, billing, and reporting requirements. The failure to implement when planned, or the failure of this new system to operate effectively or to integrate with other systems, or a breach in security of this system could cause delays in billing and reduced efficiency of our operations, or negatively impact our system of internal controls over financial reporting, any of which could require significant capital investments to remediate.

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

Internet-based communication services generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for us, and could negatively impact our business. Any new law or regulation, U.S. or foreign, pertaining to Internet-based communications services, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. Further, there are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and we are not certain how the possible application of these laws may affect us. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for our services, increase our operating expenses or increase our litigation costs.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

During 2009, we recorded a liability of approximately $5.0 million reflecting our best estimate of our potential sales tax liability and associated interest and penalties thereon. During 2010, we reduced this liability down to $2.9 million through sales tax payments, settlements with certain state tax authorities and revised estimates. During 2011, this liability was reduced further to $1.4 million as a result of payments and revised estimates. The application and interpretation of various state sales tax laws to certain of our services is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our services are subject to their state’s sales tax. While we believe all of our estimates and assumptions, including settlements with certain taxing authorities, are reasonable and will be sustained upon audit, the actual liabilities may be more than such estimates, and if so, such liability may negatively impact our financial condition.

In order to compete, we must attract and retain key employees, and our failure to do so could harm our results of operations.

In order to compete, we must attract and retain executives, sales representatives, engineers and other key employees. Hiring and retaining qualified executives, sales representatives and engineers are critical to our business, and competition for experienced employees in our industry can be intense. If we experience significant turnover of our executives, sales representatives and engineers it will be difficult to achieve our business objectives and could adversely impact our results of operations.

Item 1B. Unresolved	Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

We lease approximately 48,000 square feet of space for our headquarters in Redwood Shores, California under a lease that expires in 2015. We also lease sales and support offices in other parts of the Unites States and abroad in EMEA and Asia Pacific. We believe that our principal facility in Redwood Shores, and sales and support offices in other parts of the Unites States and abroad are adequate for our business needs, and we expect that additional facilities will be available in other jurisdictions to the extent we need to add new offices.

Item 3. Legal	Proceedings

Not applicable.

Item 4. Mine	Safety Disclosures

Not applicable.

PART II

Item 5. Market	For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range
	High	Low
Year ended December 31, 2011:
First Quarter	$1.71	$1.25
Second Quarter	1.65	1.19
Third Quarter	1.98	1.12
Fourth Quarter	1.53	1.11
Year ended December 31, 2010:
First Quarter	$1.23	$0.96
Second Quarter	1.44	1.03
Third Quarter	1.30	0.97
Fourth Quarter	1.36	1.05

We had 59,267,124 shares of our common stock outstanding as of February 22, 2012, held by 120 holders of record. We believe there are approximately 5,500 beneficial owners of our common stock.

Dividends

In December 2010 we paid a cash dividend of $0.07 per share, for a total of $4.0 million, to holders of our common stock. We have paid no other cash dividends on our common stock in 2010 or 2011. We currently do not anticipate that we will pay cash dividends in the future, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Performance Graph

The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2011. The graph and table assumes that $100 was invested on December 31, 2006 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
iPass Inc.	$100.00	$69.05	$20.75	$21.56	$25.92	$29.44
Russell 2000 Index	100.00	98.45	65.18	82.90	105.16	100.75
Nasdaq Market Index	100.00	110.65	66.42	96.54	114.06	113.16

We do not believe that there is any published industry or line of business indices that are directly relevant to our line of business. In addition, we do not believe that we can construct a peer group index as many of the services similar to ours comprise a small portion of the business of the companies providing such services. Consequently, in addition to the NASDAQ Market Index, we are comparing our stock price performance to the Russell 2000 Index because we believe that this broad market index provides a reasonable comparison of shareholder returns.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$140,761	$156,080	$171,377	$191,368	$191,732
Total cost of revenue and operating expenses(1)	143,240	159,580	185,575	284,767	206,077
Operating loss	(2,479)	(3,500)	(14,198)	(93,399)	(14,345)
Net loss	(3,008)	(3,096)	(13,492)	(91,968)	(34,214)
Basic and diluted net loss per share	(0.05)	(0.05)	(0.22)	(1.50)	(0.54)
Cash dividends declared per common share	—	0.07	0.48	—	—
Total assets	$63,105	$73,982	$89,563	$125,328	$221,989
Total stockholders’ equity	37,447	37,822	47,986	89,797	181,108

(1)	For details of one-time discrete events, See “Restructuring Charges (Benefits) and Related Adjustments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the two segments of our business: Mobility Services and MNS
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and Forecasts
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2011, December 31, 2010 and December 31, 2009
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

Overview

We provide global enterprises and telecommunication carriers with cloud-based mobility management and network connectivity services. For a detailed discussion of our business, see “Item 1. Business.”

Key Corporate Objectives

We have been transforming our company from a business historically focused on selling network access to one that provides a comprehensive set of value-added enterprise and telecommunications carrier mobility services through our new cloud-based technology platform called Open Mobile. We are also focused on continuing to grow our MNS business through both customer additions and new services. Our plan is to continue to grow strategic value by leveraging our set of mobility assets that we have across all our businesses to address both large and compelling market opportunities and to execute on key growth initiatives in our businesses. For a detailed discussion regarding our key corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2011:

Executing with Continued Momentum in iPass Open Mobile Enterprise Business

We have continued to increase two important metrics for our Open Mobile platform: (i) the number of customers signed on to our Open Mobile Platform, and (ii) the number of Open Mobile monetized users. During 2011, we signed more than 250 enterprise customers to the iPass Open Mobile Platform and experienced a meaningful increase in the number of users of our new platform. With respect to monetized users, the number of Active Open Mobile Monetized users has continued to increase from approximately 7,000 in March of 2011 to approximately 54,000 in December of 2011. In December 2011, there were more than 230,000 gross monetized users on the Open Mobile platform. See “Key Operating Metrics” below for a full discussion of our user metrics.

Also during the year, we continued our product advancements with the release of Open Mobile 2.0 for smartphone clients (Android & iOS) that provide mobile users with useful information regarding their current connection status and usage meters detailing their mobile usage (Wi-Fi and cellular data). We also released Open Mobile 2.0 for Windows that provides several enhancements designed to make it even easier for users to get connected without compromising security for the enterprise, including ensuring that laptops meet security policies as soon as users connect, providing organizations with additional options for controlling mobile broadband (3G/4G) usage and costs, and providing users an easy way to connect to cloud-based applications without having to enter a username or password.

Solid Initial Progress with OMX Wi-Fi Exchange Business

We are continuing to develop our OMX business, adding functionality and building-out the network of key partners including mobile operators, telecommunication service providers, and mobile virtual network operators. During 2011, we signed several strategic telecommunication carrier partners across Europe and Asia to the OMX Wi-Fi exchange enabling these telecommunication carrier partners to offer their subscribers (i.e., consumers) new Wi-Fi based mobility services. We believe this early traction positions us to capitalize on the growing carrier and end user consumer demand for Wi-Fi services. We recognized approximately $0.7 million in OMX revenues in 2011.

Continued Decline in Legacy Dial-up, Minimum Commitment, and 3G Network Revenue

As anticipated, we saw a significant year-over-year decline in dial-up revenue of approximately $4.0 million or 51.6% in 2011. In addition, revenue from dial-up network services as a percentage of our total revenue declined from 5.0% in 2010 to 2.7% in 2011. This trend was primarily due to our customers’ continued migration from dial-up connections to faster broadband technologies. We expect the trend of declining dial-up revenue to continue during 2012.

We have customers that have signed contracts with us that contain network minimum commitments. Revenue derived from network minimum commitments has declined as legacy contracts have come up for renewal and customers have committed to lower dollar amounts on a prospective basis. We have seen a decline in network minimum commitment revenue due, in part, to these new arrangements. At the same time, with these renegotiated arrangements, we have often been able to secure longer contract terms, higher marginal pricing and/or commitments for our customers to migrate to our Open Mobile Platform. We continue to see a decrease in the number of customers that have contracts with network minimum commitments. As anticipated, we saw a year-over-year decline in network minimum commitment revenue of approximately $5.2 million or 30.1% in 2011. Minimum commitments as a percentage of total revenue also declined from 11.1% in 2010 to 8.6% in 2011.We believe that this decline in network minimum commitment revenue will continue for the foreseeable future.

We are focused on providing value-add enterprise mobility and carrier Wi-Fi exchange and related services and do not believe that reselling 3G network services is core to this value proposition. As anticipated, we saw a year-over-year decline in 3G network revenue of approximately $2.7 million or 13.6% in 2011. 3G network revenue as a percentage of total revenue also declined from 12.9% in 2010 to 12.3% in 2011. We anticipate that 3G network revenue will continue to decline over time as we move away from focusing our efforts on 3G network sales and look to continue to grow our platform revenue and Wi-Fi services.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

Average Monthly Monetized Users

Since the fourth quarter of 2009, we have presented Average Monthly Monetized Users (referred to as “AMMU”) as a key metric that we use to track and evaluate the operating performance of our overall enterprise mobility business. The AMMU metric is based on the number of active users of our network and platform services across both our legacy Mobile Office offering and new Open Mobile Enterprise offerings. There is some overlap for users that may be active users of both our network and platform services in a given month. Network users are billed for their use of our Wi-Fi, dial-up or 3G network services. Platform users are billed for their use of our legacy Mobile Office client or our Open Mobile client. AMMU is defined as the average number of users per month, during a given quarter, for which a fee was billed by us to a customer for such users.

The following table summarizes Average Number of Monthly Monetized Users:

	Year ended December 31,
	2011	Change %	2010
	(Number of users in thousands)
Average Number of Monthly Monetized Users	583	(9.8)%	646
Network	165	(17.5)%	200
Platform	531	(8.1)%	578

The AMMU of our network services decreased primarily due to the decline in dial-up and Wi-Fi users on our legacy Mobile Office product. The decrease in dial-up users was due to the anticipated erosion of our dial-up customer base as they migrated to faster technologies. The decrease in Wi-Fi users is due to increased availability of free Wi-Fi internet access in the United States, customer churn and the observed migration in customer usage patterns from laptops to smartphones and tablets worldwide.

The AMMU of our platform services decreased primarily due to the decline in users at customers with legacy Mobile Office pricing plans where we are paid an annual business fee as well as the attrition of legacy Mobile Office client users which to date has outpaced the growth we have been experiencing in our Open Mobile platform users. We continue to sign an increasing number of customer contracts for our Open Mobile platform; however, we have witnessed long lead times in customer Open Mobile deployments as our ability to control large enterprise program deployments is limited since they are typically tied closely to enterprise hardware and operating system refreshes and other IT initiatives.

Open Mobile Monetized Users

We also track users on our new Open Mobile offering in order to provide additional visibility into the overall adoption of the Open Mobile platform and the monetization of users on the new platform. These metrics are defined as follows:

(i)	Open Mobile Monetized Users—Active. Represents the number of Open Mobile users who were billed Open Mobile platform fees and who have used or deployed Open Mobile (e.g., this is synonymous with the definition of our AMMU metric with the data here being reported for the number of users in the month being presented).

(ii)	Open Mobile Monetized Users—Paying, Undeployed. Represents the number of Open Mobile users at enterprise customers for which Open Mobile platform fees were billed for the period but have not yet used Open Mobile or had Open Mobile fully-deployed.

(iii)	Open Mobile Monetized Users—Gross. Is the sum of both Active and Paying, Undeployed Open Mobile monetized users.

The following table reflects the number of Open Mobile (OM) monetized users for the three broad categories of monetized users, (i) active OM monetized users, (ii) paying, undeployed OM monetized users, and (iii) Gross OM monetized users, which is the sum of (i) and (ii), as follows:

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Open Mobile Monetized Users:
Active	54	24	12	7
Paying, Undeployed	177	113	36	12

Gross	231	137	48	19

Open Mobile Monetized Users are presented as a monthly metric as this provides increased visibility into the traction we are experiencing with enterprise customers on our new Open Mobile platform and allows us to measure the progress and performance of the business over time. In addition, we also use this metric to determine a portion of our incentive compensation payouts. We have not presented the number of Open Mobile Monetized Users prior to the current year as these numbers are not considered significant.

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

The following table reconciles Adjusted EBITDA to GAAP net loss (in thousands):

	Year Ended December 31,
	2011	2010	2009
Adjusted EBITDA income (loss)	$(196)	$811	$7,406
Interest income	112	83	613
Income tax (expense) benefit	(290)	192	674
Depreciation of property and equipment	(2,259)	(3,326)	(4,425)
Amortization of intangible assets	(239)	(428)	(1,380)
Stock-based compensation	(1,725)	(1,699)	(2,316)
Restructuring (charges) benefit	151	(887)	(8,147)
Certain state sales and federal tax items and other discrete items	1,438	2,158	(5,030)
Revenue adjustment for correction of historical billing error	—	—	(887)

Net loss	$(3,008)	$(3,096)	$(13,492)

Adjusted EBITDA loss for the year ended December 31, 2011 compared to adjusted EBITDA income in 2010 was primarily due to a $15.3 million net decrease in revenues mainly from lower network dial-up, Wi-Fi, minimum commitment, and 3G revenues and an unfavorable impact from foreign exchange rates of $0.6 million. These unfavorable decreases were partially offset by lower network access costs of approximately $6.7 million and lower operating expenses of approximately $8.2 million (net of adjustments for excluded items) as a result of our ongoing cost management efforts that included headcount reductions.

Adjusted EBITDA for the year ended December 31, 2010 decreased in comparison to December 31, 2009 as a result of a $15.3 million net unfavorable impact from lower revenues, net of a decrease of $0.9 million relating to revenue adjustment due to a historical billing error in 2009, partially offset by lower network access costs of $1.4 million, favorable operating expenses (excluding operating expenses adjusted above) of approximately $7.3 million as a result of headcount and other expense reductions from restructuring activities and favorable impact of foreign exchange of $0.7 million. (See “Results of Operations” for further discussions on the factors affecting Adjusted EBITDA).

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin percentage is defined as (Mobility network revenue plus MNS revenue less network access costs divided by Mobility network revenue plus MNS revenue).

	Year Ended December 31,
	2011	2010	2009
Network Gross Margin (%)	44.4%	46.1%	50.6%

The 1.7% decline in network gross margin from 2010 to 2011 was primarily driven by the continued erosion of our higher-margin dial-up network revenue and network minimum commitment revenue combined with decreases in the mix of higher margin MNS home/office revenues. The erosion in our dial-up revenue is due to the continued migration of customers to alternative faster connectivity technologies while the decline in network minimum commitment revenue is due to customers renegotiating their agreements at lower commit levels. The decrease in mix of higher margin MNS Home Office revenues is due to the termination of several high margin Home Office customer accounts as the MNS business focus shifted away from the Home Office (teleworker) solution to more long-term, large scale branch and retail solutions.

The 4.5% decline in network gross margin from 2009 to 2010 was primarily due to a decline in higher margin dial-up revenue and minimum commitment revenues combined with higher 3G costs and increases in MNS network access costs. The revenue erosion in dial-up is due to our customer’s continued migration to alternative faster connectivity technologies while the decline in minimum commitment revenue is due to terminations and customers renewing their agreements at lower commit levels. The increase in MNS costs is due to higher average cost per endpoint as the mix of business shifted away from Home Office (teleworker) network access to business grade network access. The increase in 3G costs arose from higher customer usage on flat rate revenue plans.

Segment Financial Information and Geographic Information

We operate our business and report under two segments: Mobility Services and MNS. We allocate resources and assess the performance of each operating segment using information about its revenue and operating income or loss.

The Mobility Services segment reflects our two primary areas of mobility services, (i) Enterprise Mobility Services that consists of Open Mobile Enterprise services, our legacy enterprise mobility services and other ancillary mobility services, and (ii) our new Open Mobile Exchange services that were launched in 2011. Prior to 2011, our Mobility Services segment was referred to as Enterprise Mobility Services.

Our business is dependent on the success of our Mobility Services and MNS segments. For a more complete discussion of business risks that these segments face, both combined and individually, see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.

For further financial information on the Mobility Services and MNS segments, as well as long-lived assets and geographic information, refer to the information contained in Note 16, “Segment and Geographical Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, and allowance for doubtful accounts.

We believe our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements are used in the following critical accounting policies.

Revenue Recognition

Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the treatment of monthly minimum commitment (“MMC”) fees and MNS contracts.

For customers that have agreed to a MMC fee in connection with either broadband or dial-up usage, such customer’s monthly invoice reflects the greater of the customer’s actual usage during the month or the customer’s contractually committed monthly minimum for that month. If the MMC exceeds actual usage (“Shortfall”), we determine whether the Shortfall is fixed or determinable in accordance with the revenue recognition criteria. If we conclude that the Shortfall is fixed or determinable, based upon customer specific collection history, and all other revenue recognition criteria have been met, we recognize as revenue the amount of the Shortfall which is invoiced. If the customer is in a Shortfall situation and it is determined that the Shortfall is not fixed or determinable, we recognize revenue only when the Shortfall is collected. MNS contracts are monthly flat fee contracts combined with certain other upfront fees such as, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. The monthly flat usage fee is recognized on a monthly basis, while other fees are recognized ratably over the estimated life of the end point. An end point represents a separate physical location, such as a branch office, retail office or virtual office. End point lives are estimated based on historical average end point life by product group. We periodically perform an analysis of estimated lives of the end points and revise the remaining term over which revenue will be recognized, if needed. As of December 31, 2011, the expected period of performance for end points approximates a 4-year period for our Branch/Retail product group, and 18 months for our Home Office product group.

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

Results of Operations

Sources of Revenues

From a broad perspective, we are reporting and analyzing revenue under two primary offerings reflecting our two operating segments: Mobility Services and MNS.

Our Mobility Services segment comprises primarily two offerings, Enterprise Mobility Services and OMX services. Within our mobility services, we present revenue from three areas: (i) platform revenue, (ii) network revenue, and (iii) other fees and revenue. Platform revenue consists of revenues derived from the following services: Open Mobile Platform fees, Mobile Office fees and other client/platform related fees. Network revenue consists of revenue primarily from the sale of access to our network of Wi-Fi hotspots, hotel Ethernet, and mobile broadband services such as 3G and narrowband access technologies such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage; and a fixed-rate per user per month fee structure. Network revenue also includes minimum commitment shortfall revenue. Other fees include device management fees, professional services and other mobility-related fees and services.

Our MNS segment revenues are derived from the delivery and management of wide area networking services offered to enterprise customers primarily through our iPass MultiLink VPN, Branch VPN, and Managed

Broadband services. These revenues are based on committed monthly contracts in which each recurring end point fee is combined with certain other upfront non-recurring fees including equipment, installation, management set up, and shipping. Each end point is a physical network site.

Mobility Services

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Mobility Services revenue	$110,808	$128,675	$143,055
Network revenue	88,123	107,032	121,431
Platform revenue	19,244	15,993	14,802
Other fees and revenue	3,441	5,650	6,822

Mobility Services revenue as a percentage of total revenue	78.7%	82.4%	83.5%
Dollar change	(17,867)	(14,380)
Percentage change	(13.9)%	(10.1)%

Mobility Services operating income (loss)	(2,013)	(2,711)	535
Dollar change	698	(3,246)
Percentage change	25.7%	(606.7)%

Network Revenue

For the year ended December 31, 2011 compared to 2010, network revenue decreased approximately $18.9 million or 17.7% primarily due to the decline in Wi-Fi revenue of approximately $7.6 million and the anticipated decline in minimum commitment, dial-up and 3G revenues of approximately $5.2 million, $4.0 million, and $2.7 million, respectively. These declines were partially offset by approximately $0.7 million of OMX revenue recognized in 2011. The decline in Wi-Fi revenue was due to lower usage as a result of increased availability of free Wi-Fi internet access in the United States, customer churn and the observed migration in customer usage patterns from laptops to smartphones and tablets worldwide. The continued and anticipated decline in minimum commitment revenue was due to customers renegotiating their agreements to lower commit levels. The anticipated decline in dial-up revenue was due to the continued erosion in our dial-up base as customers migrated to alternative faster connectivity technologies. The decline in 3G revenues was a result of lower usage levels due to anticipated customer terminations as we move away from focusing our efforts on 3G network sales and look to continue to grow our platform revenue and Wi-Fi services.

For the year ended December 31, 2010 compared to 2009, network revenue decreased approximately $14.4 million or 11.9% primarily due to the continued and anticipated decline in minimum commitment and dial-up revenues of approximately $5.2 million and $9.8 million, respectively.

Platform Revenue

Platform revenue increased at a higher percentage year-over-year driven by sales of our new Open Mobile Platform that grew at a faster rate than the decline in our legacy Mobile Office product as we signed-on new customers and migrated existing customers from our legacy platform to our Open Mobile platform.

For the year ended December 31, 2011 compared to 2010, platform revenue increased by approximately $3.3 million or 20.3% due to growth in sales of our new Open Mobile Platform of $7.1 million partially offset by a decline in sales of our legacy Mobile Office product of $3.8 million.

For the year ended December 31, 2010 compared to 2009, platform revenue increased by approximately $1.2 million or 8.1% due to growth in sales of our new Open Mobile Platform of $1.6 million partially offset by a decline in sales of our legacy Mobile Office product of $0.4 million.

Other Fees and Revenue

Other fees and revenue decreased by approximately $2.2 million or 39.1% for the year ended December 31, 2011 compared to 2010 primarily due to a combined decrease in device management fees, professional services fees, training and other fees, as well as lower end-of-life fees as customers moved to current product releases.

Other fees and revenue decreased by approximately $1.2 million or 17.2% for the year ended December 31, 2010 compared to 2009 primarily due to declining end-of-life fees as customers moved to current product releases.

Operating Loss

The decrease in Mobility Services operating loss for the year ended December 31, 2011 compared to 2010 was primarily due to lower operating expenses of $9.2 million as a result of our ongoing cost management efforts that include salary reductions partially offset by lower gross margins of $8.5 million.

The increase in Mobility Services operating loss for the year ended December 31, 2010 compared to 2009 was due to lower gross margins of approximately $12.5 million partially offset by lower operating expenses of approximately $9.3 million from cost savings associated with the 2009 restructuring events.

Managed Network Services

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
MNS revenue	$29,953	$27,405	$28,322

MNS revenue as a percentage of total revenue	21.3%	17.6%	16.5%
Dollar change	2,548	(917)
Percentage change	9.3%	(3.2)%

MNS operating loss	(1,753)	(1,632)	(176)
Dollar change	(121)	(1,456)
Percentage change	(7.4%)	(827.3%)

MNS Revenue

For the year ended December 31, 2011 compared to 2010, MNS revenue increased by approximately $2.5 million or 9.3% primarily due to increased endpoint growth in Branch/Retail customers of $4.7 million, partially offset by $2.2 million anticipated decline in Home Office customer revenues.

The decrease in MNS revenue for the year ended December 31, 2010 compared to 2009 was primarily due to the anticipated customer terminations in the Home Office product resulting in approximately $1.8 million in lower revenues, partially offset by additions to our Branch/Retail customer base of approximately $0.9 million.

The number of Branch/Retail customers was 41 as of each of the years ended December 31, 2011 and 2010, compared to 40 as of December 31, 2009. The number of endpoints at Branch/Retail customers has grown from approximately 15,000 in 2009 to approximately 18,500 in 2010 and approximately 23,200 in 2011.

The number of Home Office customers was three as of each of the years ended December 31, 2011 and 2010, compared to five as of December 31, 2009. The number of endpoints at Home Office customers continued to decline from approximately 7,800 in 2009 to approximately 2,100 in 2010 and to approximately 1,500 in 2011.

Operating loss

The marginal increase in MNS operating loss for the year ended December 31, 2011 compared to 2010 was primarily due to slightly higher operating expenses and relatively flat margin contributions.

The increase in MNS operating loss for the year ended December 31, 2010 compared to 2009 was primarily due to a decrease in gross margin of approximately $1.3 million as a result of a decrease in revenue of approximately $0.9 million and an increase in network access costs of approximately $0.4 million.

International Revenues

	For the Year Ended December 31,
	2011	2010	2009
United States	58%	62%	61%
Europe, Middle East and Africa (EMEA)	32%	30%	30%
Asia Pacific	9%	7%	6%
Rest of the world	1%	1%	3%

No individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2011, and 2010. Revenues in the United Kingdom accounted for 9%, 9% and 10% of total revenues in 2011, 2010 and 2009, respectively. To date, all of our revenues have been denominated in U.S. Dollars. In the future some portion of our revenues may be denominated in foreign currencies. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2011, 2010, and 2009.

Q1 2012 Outlook

For the first quarter of 2012 ending March 31, 2012 iPass anticipates total revenue to be in the range of $33 million to $35 million, and adjusted EBITDA income (loss) to be in the range of $(1.0) million to $0.5 million.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers.

	Year Ended December 31,
	2011	Change $	Change %	2010	Change $	Change %	2009
	(In thousands, except percentages)
Network access costs	$65,766	$(6,731)	(9.3)%	$72,497	$(1,440)	(1.9)%	$73,937
As a percentage of revenue	46.7%	—	0.3%	46.4%	—	3.3%	43.1%

The decrease in NAC for 2011 compared to 2010 was primarily due to a combination of lower Wi-Fi, 3G and dial-up network usage that decreased Mobility Services NAC by approximately $9.3 million, partially offset by an increase in MNS NAC of approximately $2.6 million. The increase in MNS NAC was due to the increase in revenue and a continued shift in the product mix from Home/Office to Branch/Retail. Branch/Retail generally has higher incremental deployment costs and higher connection charges.

The decrease in NAC for 2010 compared to 2009 was primarily due to a decrease in dial-up usage cost of approximately $2.8 million and a decrease in Wi-Fi costs of approximately $1.6 million, offset in part by an increase in 3G usage costs of approximately $2.6 million and MNS costs of $0.4 million.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Year Ended December 31,
	2011	Change $	Change %	2010	Change $	Change %	2009
	(In thousands, except percentages)
Network operations expense	$22,307	$(4,984)	(18.3)%	$27,291	$(2,153)	(7.3)%	$29,444
As a percentage of revenue	15.8%	—	(1.7)%	17.5%	—	0.3%	17.2%

The decrease in network operations expenses for 2011 compared to 2010 was primarily due to a decrease in 3G Mobile Data Cards subsidized expense of approximately $2.0 million as sales efforts focus on platform and Wi-Fi services, lower salaries of approximately $1.5 million as a result of lower headcount, a decrease in depreciation expenses of approximately $0.7 million, and approximately $0.5 million in savings from efficiencies achieved in our network footprint and related technology infrastructure.

The decrease in network operations expenses for 2010 compared to 2009 was primarily due to lower headcount, back-office and infrastructure costs resulting from a full year benefit of the 2009 restructuring activities of approximately $3.2 million, offset in part by an increase in 3G Mobile Data Cards subsidized expense of approximately $1.0 million relating to the increased 3G cards shipped during the year.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Year Ended December 31,
	2011	Change $	Change %	2010	Change $	Change %	2009
	(In thousands, except percentages)
Research and development expenses	$14,368	$574	4.2%	$13,794	$(568)	(4.0)%	$14,362
As a percentage of revenue	10.2%	—	1.4%	8.8%	—	0.4%	8.4%

The increase in research and development expenses for 2011 compared to 2010 was primarily due to higher salary expense of approximately $0.8 million mainly to support the ongoing development efforts of our Open Mobile platform, offset in part by lower depreciation expenses of approximately $0.3 million.

The decrease in research and development expenses in 2010 compared to 2009 was primarily due to lower headcount, back-office and infrastructure costs resulting from a full year benefit of the 2009 restructuring activities.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Year Ended December 31,
	2011	Change $	Change %	2010	Change $	Change %	2009
	(In thousands, except percentages)
Sales and marketing expenses	$20,702	$(4,172)	(16.8)%	$24,874	$(5,094)	(17.0)%	$29,968
As a percentage of revenue	14.7%	—	(1.2)%	15.9%	—	(1.6)%	17.5%

The decrease in sales and marketing expenses for 2011 compared to 2010 was primarily due to lower headcount-related expenses such as salaries and commissions of approximately $3.2 million as well as a reduction in marketing program spending of approximately $0.3 million.

The decrease in sales and marketing expenses for 2010 compared to 2009 was primarily due to lower headcount, back-office and infrastructure costs of approximately $3.6 million resulting from a full year benefit of the 2009 restructuring activities, and a $1.1 million reduction in general marketing plan spend.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Year Ended December 31,
	2011	Change $	Change %	2010	Change $	Change %	2009
	(In thousands, except percentages)
General and administrative expenses	$20,009	$200	1.0%	$19,809	$(8,528)	(30.1)%	$28,337
As a percentage of revenue	14.2%	—	1.5%	12.7%	—	(3.8)%	16.5%

The increase in general and administrative expenses for 2011 compared to 2010 was primarily due to an increase in headcount-related expense of approximately $0.7 million and a lower benefit from the change in estimates for incremental sales tax liabilities of approximately $0.7 million, partially offset by a decrease in professional services fees of approximately $0.9 million.

The decrease in general and administrative expenses in 2010 compared to 2009 was driven primarily by a $7.2 million decrease in net sales tax expense including a $2.2 million benefit recognized in 2010 from a settlement reached with a state tax authority which reduced a $5.0 million sales tax liability that was recorded in 2009, as well as a $1.0 million decrease in legal expenses related to a stockholder proxy contest in 2009.

Restructuring Charges (Benefits) and Related Adjustments

There was a restructuring benefit of approximately $0.2 million for the year ended December 31, 2011 compared to restructuring charges of approximately $0.9 million and $8.1 million for the years ended December 31, 2010, and 2009, respectively.

During the year ended December 31, 2009, our company announced restructuring plans to reduce its operating costs and focus its resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. Our company completed all terminations by the first quarter of 2010. The lease terms for the abandoned facilities expired in February 2012. The obligation for the terminated contract was paid during January 2010. The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations. Total accretion that will be recognized through April 2015 is $0.3 million with a remaining balance of $0.2 million as of December 31, 2011. During the year ended December 31, 2011, our company recorded a total restructuring charge of less than $0.1 million for accretion costs, which was partially offset by an immaterial adjustment to sublease income estimates as a result of a sublease agreement that was executed in the second quarter of 2011 for unused space. Also during the year ended December 31, 2011, our company recorded a restructuring benefit of approximately $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011.

Non-Operating Income and Expenses

Interest Income

Interest income is earned on cash and cash equivalents and short term investments. Interest income was flat in 2010 and 2011 at approximately $0.1 million. Interest income declined from $0.6 million in 2009 to $0.1 million in 2010 primarily due to short term investment balances that were fully liquidated to fund dividends and repurchases of our common stock as well as lower interest rates.

Foreign Exchange Gains (Losses)

Foreign exchange gains (losses) primarily include realized and unrealized gains and losses on foreign currency transactions. Foreign currency exchange rate fluctuations impact the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar and generate unrealized foreign exchange gains or losses. In addition, certain of our network access costs are invoiced in currencies other than the U.S. Dollar. The transactional settlement of these outstanding invoices and other cross-currency transactions generate realized foreign exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment.

During the years ended December 31, 2011, 2010 and 2009, we did not enter into any hedging contracts and foreign exchange gains (losses) were ($0.5) million, $0.1 million and ($0.6) million, respectively. The foreign exchange losses in 2011 and 2009 were primarily due to the weakening of the U.S. Dollar against the Euro and the British Pound at the time we settled certain non-U.S. Dollar denominated network access costs, as well as the unfavorable re-measurement of foreign currency denominated assets and liabilities during each of those years. Foreign exchange gains in 2010 were primarily due to strengthening of the U.S. Dollar against the Euro at the time we settled certain non-U.S. Dollar denominated network access costs which outweighed the unfavorable re-measurement of foreign currency denominated assets and liabilities.

Provision For (Benefit From) Income Taxes

The effective tax rate which was a tax benefit of 6% during 2010 and tax expense of 11% during 2011 was impacted by a reduction in the foreign tax benefit primarily due to the expiration of the tax holiday in India which occurred at the end of the first quarter of 2011. As disclosed in Note 9. Income Taxes in the “Notes to Consolidated Financial Statements”, the Company’s U.S. federal statutory income tax rate was adjusted by the foreign tax rate benefit which decreased from 20% in 2010 to 1% in 2011.

The effective tax rate in 2010 was relatively consistent with the effective tax rate in 2009. However, as disclosed in Note 9. Income Taxes in the “Notes to Consolidated Financial Statements”, the Company’s U.S. federal statutory income tax rate in 2010 was adjusted by higher foreign tax rate benefit and research and development benefit compared to 2009. The foreign tax rate benefit was 20% in 2010 compared to 1% in 2009. This increase was primarily the result of the foreign tax benefit representing a larger percentage of the

Company’s consolidated pre-tax losses in 2010, in addition to an increased level of research and development services provided by our subsidiary in India during 2010 for which those services were subject to a tax holiday. The research and development benefit percentage also increased in 2010 compared to 2009 as a result of qualified research and development expenditures representing a larger percentage of the Company’s consolidated pre-tax losses in 2010 when compared to 2009.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010	Increase/ (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$25,439	$30,746	$(5,307)
As a percentage of total assets	40.3%	41.6%

Operating Activities. Net cash used in operating activities in 2011 was $5.5 million, compared to net cash provided by operating activities of $2.0 million and $6.3 million in 2010 and 2009, respectively. The predominant factor in net cash provided by (used in) operating activities is changes in working capital. Working capital outflow was approximately $6.5 million in 2011 compared to working capital inflows of approximately $0.6 million in 2010 and approximately $9.5 million in 2009. The major driver of working capital outflow in 2011 was the timing of payments to our network access providers and accrued expenses for employee benefits as well as incremental sales tax payments. Specifically, during 2011 we made payments to certain state tax authorities in the first quarter of 2011 to settle certain incremental state sales tax obligations of approximately $1.1 million. For a discussion of our sales tax liabilities, see Note 13. Commitments and Contingencies in the “Notes to Consolidated Financial Statements.” The modest inflow in working capital in 2010 resulted from more timely collections from our customers compared to payments to our network access providers. The major drivers of the 2009 working capital inflow were the timing of collections from our customers compared to payments to our network access providers, as well as an increase in accrued expenses for restructuring and sales tax liability. Net loss adjusted for non-cash items had a smaller effect on net cash provided by (used in) operating activities.

Investing Activities. Net cash used in investing activities was approximately $0.7 million and $0.4 million in 2011 and 2010, respectively, compared to net cash provided by investing activities of approximately $29.0 million in 2009. Net cash used in investing activities in 2011 was a result of $1.8 million used for capital expenditures partially offset by $1.1 million reduction in restricted cash pledged for letters of credit with a supplier. In 2010, the cash provided by liquidating investments of approximately $3.8 million was used for capital expenditures of $3.0 million and $1.1 million to pledge a letter of credit with a supplier. In 2009, $31.1 million of short-term investments were liquidated primarily to fund the payment of dividends, in addition to $2.1 million used for capital expenditures.

Financing Activities. Approximately $0.9 million was received in 2011 from the issuance of common stock upon exercise of stock options. Net cash used in financing activities in 2010 was approximately $8.8 million, primarily due to a $4.0 million extraordinary cash dividend and $5.1 million in common stock repurchases to complete our obligation to return capital to stockholders. In 2010, cash generated from operating activities and the liquidation of short-term investments were used to fund the extraordinary cash dividend and repurchase of common stock. Net cash used in financing activities in 2009 was $30.4 million, primarily due to the payment of extraordinary cash dividends of approximately $30.0 million and the repurchase of $0.8 million of common stock in fulfillment of a return of capital program. In 2009, cash generated from operating activities and liquidation of short-term investments were used to fund the extraordinary cash dividends and repurchase of common stock.

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

The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2011 and 2010 was $1.3 million and $2.5 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash

Our principal use of cash in 2011 was for network access costs, payroll related expenses and general operating expenses including marketing, travel, office rent, settlement of certain sales tax obligations, settlement of restructuring obligations and capital expenditures.

Restructuring: In the first quarter of 2009, we announced the Q1 2009 Plan in order to reduce our operating costs and focus our resources on key strategic priorities. In the fourth quarter of 2009 we announced the Q4 2009 Plan to align our cost structure and improve operating efficiencies. Cash used for restructuring activities was approximately $0.8 million, $3.9 million, and $4.6 million in 2011, 2010, and 2009, respectively.

Settlement of Certain State Sales Tax Obligations: During the year ended December 31, 2011, we paid $1.1 million in cash in satisfaction of a settlement agreement reached with certain state tax authorities. Subsequent to the year ended December 31, 2011, we paid $0.7 million in cash to certain state tax authorities as a result of tax examinations. For a discussion of our sales tax liabilities, see Note 13. Commitments and Contingencies in the “Notes to Consolidated Financial Statements.”

Stock Repurchases. In November 2009, we announced a stock repurchase program (“2009 Repurchase Program”) which authorized the repurchase of up to $10.0 million of outstanding common stock on the open market or through negotiated transactions. In the event that this $10.0 million stock repurchase program was not completed by March 31, 2011, we were obligated to dividend to stockholders any remaining balance by April 15, 2011. Since the beginning of the 2009 repurchase program through December 31, 2010, we repurchased a total of 5.0 million shares of common stock for an aggregate purchase price of approximately $5.9 million, including broker fees of approximately $0.1 million, of which a total of 750,000 shares of common stock for an aggregate purchase price of approximately $0.8 million was repurchased during 2009.

Return of Capital. In 2010, we returned $0.07 per share or approximately $4.0 million to stockholders in the form of an extraordinary cash dividend on December 17, 2010 to stockholders of record on November 18, 2010. In 2009 we returned approximately $30.0 million in capital to our stockholders in the form of two extraordinary cash dividends.

With the stock repurchases and cash dividends described above, we have fulfilled our prior commitment to return $40 million in capital to stockholders.

In 2012, we expect to use cash to fund ongoing operating activities and capital investments.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2011 and December 31, 2010 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

	Total	Less Than 1 Yr	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$6,627	$2,237	$4,390	—
Network Service Commitments(1)	4,219	1,586	2,633	—

Total Contractual Obligations	$10,846	$3,823	$7,023	$—

(1)	In the normal course of our business, we have signed contracts with certain network service and mobile data providers under which we have minimum purchase commitments. These commitments expire on various dates through March 2014.

In addition to the contractual obligations disclosed above, we have unrecognized tax benefits including estimated gross interest and penalties of $5.1 million and $4.8 million as of December 31, 2011 and 2010, respectively. At December 31, 2011, we did not have any material commitments for capital expenditures.

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

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2011 were the Euro, the British pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of December 31, 2011, we had cash and cash equivalents of $25.4 million, restricted cash of $1.9 million and no short-term investments. As of December 31, 2010, we had cash and cash equivalents of $30.7 million, restricted cash of $3.0 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables present our operating results for each of the eight quarters during 2011 and 2010. This data has been derived from unaudited consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2011
Revenues	$36,404	$35,511	$34,411	$34,435
Operating income (loss)	(989)	(939)	(873)	322
Net income (loss)	(1,477)	(1,058)	(803)	330
Basic net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$0.01
Diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$0.01

	Quarter Ended
	March 31	June 30	September 30	December 31(1)
Year Ended December 31, 2010
Revenues	$40,378	$39,082	$38,058	$38,562
Operating income (loss)	(1,332)	(1,449)	(1,355)	636
Net income (loss)	(730)	(1,213)	(1,906)	753
Basic net income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$0.01

(1)	During the fourth quarter of 2010, operating income and net income includes a $2.3 million benefit related to adjustment to sales tax estimates.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2012 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2012 (the “Proxy Statement”). That information is incorporated here by reference.

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

Information relating to director and executive compensation and other matters required by this Item 11 will be presented under the caption “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. That information is incorporated here by reference.

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

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	76

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

We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We have also audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in COSO.

/s/ KPMG LLP

Santa Clara, California

March 7, 2012

iPASS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,439	$30,746
Accounts receivable, net of allowance for doubtful accounts of $1,605 and $1,757, respectively	21,307	24,034
Prepaid expenses and other current assets	5,938	6,630

Total current assets	52,684	61,410
Property and equipment, net	4,013	4,264
Intangible assets, net	169	408
Other assets	6,239	7,900

Total assets	$63,105	$73,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,701	$13,552
Accrued liabilities	9,502	15,333
Deferred revenue, short-term	3,852	4,119

Total current liabilities	22,055	33,004
Deferred revenue, long-term	3,134	2,435
Other long-term liabilities	469	721

Total liabilities	25,658	36,160

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 59,097,542 and 57,866,543 shares issued and outstanding, respectively)	59	58
Additional paid-in capital	209,624	206,992
Accumulated deficit	(172,236)	(169,228)

Total stockholders’ equity	37,447	37,822

Total liabilities and stockholders’ equity	$63,105	$73,982

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Revenues	$140,761	$156,080	$171,377
Cost of revenues and operating expenses:
Network access costs	65,766	72,497	73,937
Network operations	22,307	27,291	29,444
Research and development	14,368	13,794	14,362
Sales and marketing	20,702	24,874	29,968
General and administrative	20,009	19,809	28,337
Restructuring charges (benefits) and related adjustments	(151)	887	8,147
Amortization of intangible assets	239	428	1,380

Total cost of revenues and operating expenses	143,240	159,580	185,575

Operating loss	(2,479)	(3,500)	(14,198)
Interest income	112	83	613
Foreign exchange gains (losses)	(479)	131	(612)
Other income (expenses), net	128	(2)	31

Loss before income taxes	(2,718)	(3,288)	(14,166)
Provision for (benefit from) income taxes	290	(192)	(674)

Net loss	$(3,008)	$(3,096)	$(13,492)

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.22)
Number of shares used in per share calculations	58,429,005	58,693,061	62,032,897

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2008	61,252	$61	$242,160	$216	$(152,640)	$89,797	$(91,767)

Exercise of stock options—common stock issued	62	1	36	—	—	37	—
Restricted stock granted(1)	975	—	—	—	—	—	—
Restricted stock cancelled	(157)	—	—	—	—	—	—
Employee stock purchase plan—common stock issued	156	1	160	—	—	161	—
Repurchased and retired common stock	(750)	(1)	(820)	—	—	(821)	—
Stock-based compensation	—	—	2,316	—	—	2,316	—
Cash dividend declared—Return of capital	—	—	(29,796)	—	—	(29,796)	—
Change in net unrealized gain on available-for-sale investments	—	—	—	(216)	—	(216)	(216)
Net loss	—	—	—	—	(13,492)	(13,492)	(13,492)

Balances, December 31, 2009	61,538	62	$214,056	—	$(166,132)	$47,986	$(13,708)

Exercise of stock options—common stock issued	289	—	211	—	—	211	—
Restricted stock granted	153	—	—	—	—	—	—
Restricted stock cancelled	(49)	—	—	—	—	—	—
Employee stock purchase plan—common stock issued	183	—	194	—	—	194	—
Repurchased and retired common stock	(4,248)	(4)	(5,121)	—	—	(5,125)	—
Stock-based compensation	—	—	1,699	—	—	1,699	—
Cash dividend declared—Return of capital	—	—	(4,047)	—	—	(4,047)	—
Net loss	—	—	—	—	(3,096)	(3,096)	(3,096)

Balances, December 31, 2010	57,866	$58	$206,992	—	$(169,228)	$37,822	$(3,096)

Exercise of stock options—common stock issued	695	1	725	—	—	726	—
Restricted stock granted	350	—	—	—	—	—	—
Restricted stock cancelled	(76)	—	—	—	—	—	—
Restricted stock units released	64	—	—	—	—	—	—
Employee stock purchase plan—common stock issued	198	—	182	—	—	182	—
Stock-based compensation	—	—	1,725	—	—	1,725	—
Net loss	—	—	—	—	(3,008)	(3,008)	(3,008)

Balances, December 31, 2011	59,097	$59	$209,624	—	$(172,236)	$37,447	$(3,008)

(1)	Restricted stock awards granted includes 905,000 restricted stock awards that were granted and considered outstanding in prior years, but were not included in shares outstanding in the prior years.

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,008)	$(3,096)	$(13,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,725	1,699	2,316
Amortization of intangible assets	239	428	1,380
Depreciation, amortization and accretion	2,259	3,347	4,562
Loss on disposal of property and equipment	102	2	56
Non-cash restructuring charges	—	—	296
Deferred income taxes	(125)	(206)	(83)
Provision for doubtful accounts	360	1,425	1,687
Change in sales tax liability estimation	(555)	(2,214)	—
Changes in operating assets and liabilities:
Accounts receivable	2,367	1,564	5,046
Prepaid expenses and other current assets	858	1,166	(454)
Other assets	521	545	(729)
Accounts payable	(5,116)	(1,125)	(587)
Accrued liabilities	(5,276)	(944)	6,315
Deferred revenue	432	(391)	(749)
Other liabilities	(252)	(241)	707

Net cash provided by (used in) operating activities	(5,469)	1,959	6,271

Cash flows from investing activities:
Purchases of short-term investments	—	—	(42,981)
Maturities of short-term investments	—	3,778	74,135
Purchases of property and equipment	(1,845)	(3,049)	(2,110)
Change in restricted cash pledged for letter of credit	1,099	(1,148)	—

Net cash provided by (used in) investing activities	(746)	(419)	29,044

Cash flows from financing activities:
Proceeds from issuance of common stock	908	405	198
Payment of cash dividends – Return of capital	—	(4,047)	(29,796)
Cash used in repurchase of common stock	—	(5,125)	(821)

Net cash provided by (used in) financing activities	908	(8,767)	(30,419)

Net increase (decrease) in cash and cash equivalents	(5,307)	(7,227)	4,896
Cash and cash equivalents at beginning of year	30,746	37,973	33,077

Cash and cash equivalents at end of year	$25,439	$30,746	$37,973

Supplemental disclosures of cash flow information:
Net cash paid (refunded) for taxes	$564	$(790)	$453
Accrued amounts for acquisition of property and equipment	388	123	624

See accompanying notes to Consolidated Financial Statements

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimated are used for, but not limited to the valuation of accounts receivables, other long-lived assets, stock-based compensation, legal contingencies, network access costs, income taxes, and sales tax liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Actual results could differ from the estimates made by management with respect to these and other items.

Foreign Currency Accounting

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries; therefore, the Company does not have a translation adjustment recorded through accumulated other comprehensive income (loss). While the Company’s revenue contracts are denominated in United States (“U.S.”) dollars, the Company has foreign operations that incur expenses in various foreign currencies. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Foreign currency expenses are remeasured using the average exchange rates in effect during the year. Foreign currency exchange gains and losses are presented separately in the Consolidated Statements of Operations.

Cash Equivalents

The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds.

Restricted Cash

The Company’s restricted cash consists of cash deposited with a national financial institution in connection with irrevocable letters of credit issued to a network service provider. The total amount of restricted cash was $1.9 million and $3.0 million at December 31, 2011 and 2010, respectively, and is classified within other assets on the Consolidated Balance Sheets at December 31, 2011 and 2010.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are held by two financial institutions. The Company is exposed to risk in the event of default by

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these financial institutions or the issuers of these securities to the extent the balances are in excess of amounts that are insured by the FDIC.

The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2011, accounts receivables from European customers represented 32% of total accounts receivable of which 42% were aged within the Company’s standard credit term of 30 days and 98% were aged less than 90 days.

As of December 31, 2011 and 2010, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2011, 2010, and 2009, no individual customer represented more than 10% of total revenues.

For the year ended December 31, 2011 and 2010, one supplier accounted for 17% and 16%, respectively, of total network access costs. No other individual supplier represented more than 10% of total network access costs in 2011 and 2010. For the year ended December 31, 2009, no individual supplier represented 10% or more of total network access costs.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation or amortization. Depreciation of property and equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives of the respective assets as follows:

•	Equipment: 3 years

•	Furniture and fixtures: 5 years

•	Computer software: 3 to 5 years

•	Leasehold improvements: the shorter of the useful life of the leasehold improvements or the term of the underlying lease

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, along with net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the enactment date. The Company records net deferred tax assets to the extent management believes these assets would more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event management was to determine that the Company would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. The major foreign jurisdiction where the Company has operations includes India and the U.K. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2011 and 2010, the cumulative undistributed earnings of the Company’s foreign subsidiaries approximated $10.2 million and $10.1 million, respectively. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2011 and 2010 was $1.3 million and $2.5 million, respectively. The Company currently does not intend to distribute any of its cumulative earnings by its foreign subsidiaries to the parent company in the U.S.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of December 31, 2011 and 2010, the Company had $5.1 million and $4.8 million, respectively, of unrecognized tax benefits that if recognized will have an effect on the Company’s tax liability.

The Company recognizes estimated interest and penalties relating to income tax uncertainties as a component of the provision for income taxes.

Stock-Based Compensation

Stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period on a straight-line basis. The Company’s stock-based payment awards to employees and directors include stock options, restricted stock units and awards, and employee purchase rights granted in connection with the Employee Stock Purchase Plan. Certain restricted stock awards have performance-based restrictions, which require an assessment of the probability of vesting. The Company calculates the fair value of restricted stock and performance-based awards which are paid in restricted stock, based on the closing price of its stock on the date of grant. The Company calculates the fair value of stock options and employee purchase rights on the date of grant using the Black-Scholes option-pricing model that requires the use of assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected stock price volatility is based on historical volatility and the expected term is based on the historical average expected term. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures. The expected forfeiture rate is based upon the historical experience of employee

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

turnover and certain other factors. To the extent the actual forfeiture rate is different from the expected rate, stock-based compensation expense is adjusted accordingly.

Revenue Recognition

Revenue is recognized when all four revenue recognition criteria have been met; persuasive evidence of an arrangement exists, service has been provided to the customer, the fee is fixed or determinable, and collection is reasonably assured. When the above criteria are not met, revenue is deferred and recognized either only upon cash collection, upon acceptance of a completion certificate from the customer or when the product is shipped, depending on the type of fee or service arrangement.

Network Fees

The Company recognizes network fees during the period the services are rendered to the end users based on usage or a flat fee. The Company has two types of flat fee arrangements for its network services. The first is a recurring flat fee that is billed at the same dollar amount each month. The second is a recurring fee calculated based on a flat fee per user per month, of which the dollar amount billed would differ month-to-month depending on the number of users using the Company’s services during a given month. The Company frequently requires customers to commit to minimum network fees associated with monthly, quarterly or annual minimum network usage or over the term of the arrangement. For customers that have agreed to a Minimum Monthly Commitment (MMC), the customer’s monthly invoice reflects the greater of the customer’s actual usage for the month or the MMC for that month. If the MMC exceeds actual usage (a “Shortfall”), the Company determines whether the Shortfall is fixed or determinable. If the Company concludes that the Shortfall is fixed or determinable, based upon customer specific billing history, and other revenue recognition criteria have been met, the Company recognizes as revenue the amount of Shortfall which is invoiced. If the Company concludes that the Shortfall is not fixed or determinable, the Company recognizes revenue when the Shortfall amount is collected.

Platform Services and Other Fees

Platform services are any services that allow a user to connect to a network using the iPass platform. Fees for this service are typically based upon a monthly rate, and revenue is recognized during the month the services are provided. Revenue related to Mobile Office fees and Open Mobile Platform fees are typically based upon a monthly rate (per user rate or a flat fee) and are recognized during the month the services are provided. Start-up support service fees representing charges to new customers, customization services and standard training may be billed up-front in advance and recognized as revenue over the term of the contract.

Managed Network Services (“MNS”) Contract Fees

MNS contracts are monthly flat fee contracts combined with certain other upfront fees such as one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. As a result, the Company recognizes its MNS revenue arrangements monthly over the estimated life of the endpoint. An endpoint represents a separate physical location, such as a branch office, a retail office or a virtual office. Endpoint lives are estimated based on the historical average endpoint life by product group. The Company periodically performs an analysis of estimated lives of the endpoints and revises the remaining term over which revenue will be recognized, if needed. As of December 31, 2011, the expected period of performance for endpoints approximates a 4-year period for the Company’s Branch/Retail product group, and 18 months for the Company’s Home Office product group.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

The Company defers revenue for services that are billed in advance or prepaid as required per customer agreements. Revenue is recognized as the services are being performed, or ratably over the contract term, depending on the nature of the service, such as maintenance, and certain professional services. Amounts expected to be recognized as revenue within one year are classified as short-term.

Deferred Installation Costs

Installation costs are incurred on the Company’s MNS contracts and are deferred and amortized over the estimated lives of the end points.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2011, 2010, and 2009 were $0.1 million each year.

Software Development Costs

The Company follows the guidance set forth in FASB Accounting Standards Codification (“ASC”) 985-20, Costs of Software to be Sold, Leased or Otherwise Marketed. Under this guidance, capitalization of software development costs begins upon the establishment of a product’s technological feasibility, which is generally the completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of products has typically been of short duration and costs incurred during this period have not been material. Accordingly, the Company has not capitalized any software development costs for software sold, or otherwise marketed. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred.

In addition, the Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $1.0 million and $0.5 million in 2011 and 2010, respectively, and none in 2009. Amortization expense was approximately $0.1 million in 2011 and was immaterial in 2010. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2011, 2010 and 2009.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Level 2—Inputs other than Level 1 either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair values of these financial assets (excluding cash) and nonfinancial liabilities were determined using the following inputs at December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Financial assets:
Money market funds(1)	$18,286	$18,286	$—	$—

Total financial assets	$18,286	$18,286	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$736	$—	$—	$736

Total nonfinancial liabilities	$736	$—	$—	$736

(1)	Held in cash and cash equivalents and restricted cash on the Company’s consolidated balance sheets.
(2)	Lease liabilities are recorded at fair value and are included as liabilities in the Company’s consolidated balance sheets. The lease liabilities were recorded in connection with the lease abandonment plans implemented in the first and fourth quarter of 2009 (See Note 8 for further discussion of the restructuring plans). Management made assumptions in determining the fair value of the lease liabilities. The present value techniques to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.

There were no transfers between Level 1, 2, and 3 between December 31, 2010 and December 31, 2011.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, closely approximate fair value as of December 31, 2011 and December 31, 2010.

Note 4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Equipment	$15,220	$17,847
Furniture and fixtures	2,407	3,032
Computer software	6,767	8,672
Construction in progress	730	100
Leasehold improvements	1,308	2,534

	26,432	32,185
Less: Accumulated depreciation and amortization	(22,419)	(27,921)

Property and equipment, net	$4,013	$4,264

Depreciation expense was approximately $2.3 million, $3.3 million, and $4.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. During the year ended December 31, 2011, the Company wrote-off approximately $7.6 million of gross property and equipment, almost all of which were fully depreciated.

Note 5. Intangible Assets

The following tables set forth the carrying amount of intangible assets that will continue to be amortized:

	Year Ended December 31, 2011
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	4-8 yrs	$5,375	$(5,303)	$72
Patent and core technology	4-8 yrs	2,800	(2,703)	97

		$8,175	$(8,006)	$169

	Year Ended December 31, 2010
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	4-8 yrs	$5,375	$(5,202)	$173
Patent and core technology	4-8 yrs	2,800	(2,565)	235

		$8,175	$(7,767)	$408

Aggregate amortization expense was approximately $0.2 million, $0.4 million, and $1.4 million for 2011, 2010, and 2009, respectively. The remaining intangible assets of approximately $0.2 million are expected to be fully amortized during 2012.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Other Assets

Other assets consisted of the following:

	Year Ended December 31,
	2011	2010
	(In thousands)
Prepaid lease obligations	$461	$732
Deferred installation costs	2,686	2,288
Deposits	834	1,291
Long-term deferred tax asset, net	310	351
Restricted cash	1,941	3,040
Other long-term assets	7	198

	$6,239	$7,900

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following:

	Year Ended December 31,
	2011	2010
	(In thousands)
Accrued incremental sales tax liabilities(1)	$1,399	$2,918
Accrued restructuring liabilities—current(2)	267	962
Accrued network access costs	2,418	2,617
Accrued bonus, commissions and other employee benefits	2,829	4,325
Amounts due to customers	570	1,844
Other accrued liabilities	2,019	2,667

	$9,502	$15,333

(1)	See Note 13. Commitments and Contingencies
(2)	See Note 8. Accrued Restructuring

Note 8. Accrued Restructuring

During the year ended December 31, 2009, the Company announced restructuring plans to reduce its operating costs and focus its resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. The Company completed all terminations by the first quarter of 2010. The lease terms for the abandoned facilities expired in February 2012. The obligation for the terminated contract was paid during January 2010. The liability for net excess facilities costs is recorded at fair value. Any difference between the fair value of the liability at the measurement date and the total cash liability is accreted ratably over the remaining lease term. This accretion cost is included as a restructuring charge in the Consolidated Statements of Operations. Total accretion that will be recognized through April 2015 is $0.3 million with a remaining balance of $0.2 million as of December 31, 2011. During the year ended December 31, 2011, the Company recorded a total restructuring charge of less than $0.1 million for accretion costs, which was partially offset by an immaterial adjustment to sublease income estimates as a result of a sublease agreement that was executed in the second

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2011 for unused space. Also during the year ended December 31, 2011, the Company recorded a restructuring benefit of approximately $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011.

The following is a summary of restructuring activities for the years ended December 31, 2011 and 2010 :

Total Restructuring Costs
(In thousands)
Balance as of December 31, 2009	$4,323
Restructuring charges (benefits) and related adjustments	887
Payments	(3,569)

Balance as of December 31, 2010	$1,641
Restructuring charges (benefits) and related adjustments	(151)
Payments	(754)

Balance as of December 31, 2011	$736

As of December 31, 2011 and 2010, the Company classified approximately $0.3 million and $1.0 million, respectively, of the restructuring liability in accrued liabilities and the remaining restructuring liability of approximately $0.4 million and $0.6 million, respectively, in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

Note 9. Income Taxes

Loss before income taxes includes income from foreign operations of approximately $0.3 million, $2.1 million, and $1.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
U.S. federal	$—	$(321)	$(1,213)
State	55	63	126
Foreign	361	272	496

	$416	$14	$(591)
Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	(126)	(206)	(83)

	(126)	(206)	(83)

Provision for (benefit from) income taxes	$290	$(192)	$(674)

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. As of December 31, 2011 and 2010, the Company assessed a full valuation allowance on its net deferred tax assets from the United States and Israel. The components of deferred tax assets (liabilities) consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,872	$47,910
Reserves and accruals	5,503	6,200
Research and other tax credits	5,505	4,695
Property and equipment	1,546	1,696

Total deferred tax assets	62,426	60,501
Valuation allowance	(61,765)	(59,872)

Net deferred tax assets	$661	$629
Deferred tax liabilities:
Intangible assets	$(67)	$(160)

Total net deferred tax assets	$594	$469

As of December 31, 2011, approximately $23.9 million of the total valuation allowance for deferred tax assets relates to net operating loss and credit carryforwards attributable to acquired entities. These net operating loss and credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382. Also included in the valuation allowance as of December 31, 2011 is approximately $2.3 million related to net operating loss carryforwards in Israel.

The provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	(35%)	(35%)	(35%)
State taxes, net of federal benefit	(3)	(2)	(3)
Foreign taxes	(1)	(20)	(1)
Amortization of stock-based compensation	3	—	1
Research and development benefit	(30)	(18)	(4)
Refund and reserves related to IRS audit	—	(10)	—
Federal alternative minimum tax refund	—	—	(8)
Other	4	2	3
Valuation Allowance	73	77	42

Provision for (benefit from) income taxes	11%	(6%)	(5%)

As of December 31, 2011, the Company had gross cumulative net operating loss carryforwards for federal and state tax reporting purposes of approximately $131.4 million and $102.3 million, respectively, which expire in various periods between 2012 and 2031. Under current tax law, net operating loss carryforwards available in

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. At December 31, 2011, the Company has federal net operating losses of $5.9 million and state net operating losses of $6.1 million related to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit accumulated paid-in capital if realized.

As of December 31, 2011, the Company also has research and development tax credit carryforwards of approximately $2.1 million and $3.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts through 2031. The state tax credits can be carried forward indefinitely. In addition, the Company has $0.4 million of minimum alternative tax credits in India which can be carried forward 10 years and will begin to expire in 2018.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$3,863
Increases for positions taken in prior years	91
Increases for positions related to the current year	1,051
Settlements with taxing authorities	(174)

Balance at January 1, 2011	$4,831
Increases for positions taken in prior years	59
Increases for positions related to the current year	404
Settlements with taxing authorities	(163)

Balance at December 31, 2011	$5,131

The increase in unrecognized tax benefits primarily relates to the establishment of federal and state net operating loss reserves related to the timing of deducting transfer pricing payments made to controlled foreign corporations and certain research and development tax credits.

If any of these tax benefits that are unrecognized should become recognizable at a future time a balance of $0.4 million would be released into income.

It is reasonably possible that the total amount of unrecognized tax benefits will change in 2012. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2012.

In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2011, 2010, and 2009.

Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential changes in underlying uncertain tax positions is between a decrease of $0.5 million and an increase of $0.2 million.

The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2006 to 2011 remain open to examination by certain of these major taxing jurisdictions.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently has income tax audits in progress in India and has accrued approximately $0.3 million in connection with these audits.

Note 10. Stockholders’ Equity

Equity Incentive Plans

The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units to employees (“Employee Plan”) and to directors (“Director Plan”). Stock options generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to pay for related employee payroll taxes. The restricted stock units are not considered outstanding until released and restricted stock awards with performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined performance goals, including targeted earnings before interest, taxes and amortization (“EBITA”) and targeted number of active Open Mobile monetized users. As of the year ended December 31, 2011, the Company had granted a total of 753,925 shares of performance-based restricted stock awards related to targeted EBITA, none of which had vested as the performance goals had not been met. As of the year ended December 31, 2011, the Company had granted a total of 280,000 shares of performance-based restricted stock awards related to targeted number of active Open Mobile monetized users, none of which had vested as the performance goals had not been met. The performance-based restricted stock awards related to targeted number of active Open Mobile monetized users carry a service-condition to vest from one to four years from the grant date, however, vesting will be accelerated upon the achievement of the pre-defined performance goal.

The number of shares authorized for issuance is automatically increased by 5% annually under the Employee Plan and by 250,000 shares annually under the Director Plan. Upon exercise, new shares are issued. As of December 31, 2011, 28,639,700 shares were authorized for grant under all plans.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2008	12,618,837	7,079,232	$5.39		1,391,154	$2.68
Authorized	3,380,904
Granted (1)	(21,461,494)	21,179,898	$2.50	$0.52	281,596	$1.28
Options Exercised		(61,939)	$0.60
Restricted Stock Vested					(521,842)	$3.28
Terminated/cancelled/forfeited (1)	19,476,494	(19,625,085)	$3.55		(156,866)	$3.08

Balance at December 31, 2009	14,014,741	8,572,106	$2.50		994,042	$1.87
Authorized	3,326,988
Granted (2)	(14,147,374)	13,809,097	$1.66	$0.49	338,277	$1.11
Options Exercised		(289,469)	$0.73
Restricted Stock Vested (2)					(269,867)	$2.62
Terminated/cancelled/forfeited (2)	12,295,857	(12,210,102)	$2.10		(85,755)	$2.93

Balance at December 31, 2010	15,490,212	9,881,632	$1.87		976,697	$1.51
Authorized	3,143,327
Granted (3)	(2,622,300)	2,272,300	$1.57	$0.64	350,000	$1.52
Options Exercised (4)		(694,520)	$1.04
Restricted Stock Vested (3)					(157,648)	$1.39
Terminated/cancelled/forfeited	2,042,371	(1,924,412)	$2.03		(117,959)	$1.57

Balance at December 31, 2011	18,053,610	9,535,000	$1.82		1,051,090	$1.52

(1)	Includes 16,863,274 stock options cancelled and re-granted as a result of the stock option repricing events which are described at Note 11. Restricted stock granted during 2009 included 70,000 shares of restricted stock with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. The remaining 211,596 shares of restricted stock with performance-based vesting criteria related to targeted EBITA are not considered outstanding until the performance criterion has been met and as such, are excluded from shares outstanding.
(2)	Includes 9,895,614 stock options cancelled and re-granted as a result of the stock option repricing events which are described at Note 11. Restricted stock granted during 2010 included 90,000 shares of restricted stock with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. The remaining 42,329 shares of restricted stock with performance-based vesting criteria related to targeted EBITA and 205,948 restricted stock units are not participating securities and, as such, are excluded from shares outstanding. Restricted stock vested during 2010 included 63,320 shares of restricted stock units (net of 36,680 shares witheld for taxes) which have been included as shares outstanding.
(3)	Restricted stock awards granted during 2011 included 70,000 shares of restricted stock with time-based vesting criteria and 280,000 with time-based vesting criteria that accelerate upon the achievement of a targeted number of active Open Mobile monetized users; both of which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. Restricted stock vested during 2011 included 64,094 shares of restricted stock units (net of 41,854 shares witheld for taxes) which have been included as shares outstanding.
(4)	Tax benefit realized from stock options exercised during 2011 was approximately $0.7 million.

The aggregate intrinsic value of options exercised was $0.4 million, $0.1 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$ 0.56— 1.00	1,106,522	5.8	$0.72	785,047	$0.72
1.0001— 2.00	6,855,566	7.7	1.29	3,033,872	1.20
2.0001— 3.00	12,500	1.5	2.94	12,500	2.94
3.0001— 4.00	716,883	3.4	3.87	716,883	3.87
4.0001—21.88	843,529	2.7	5.80	842,029	5.81

Total	9,535,000	6.7	1.82	5,390,331	2.21

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2011	9,535,000	$1.82	6.7	$2,018
Options vested and expected to vest at December 31, 2011	7,832,864	$1.93	6.3	$1,717
Options exercisable at December 31, 2011	5,390,331	$2.21	5.2	$1,283

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Network operations	$122	$245	$702
Research and development	142	209	412
Sales and marketing	449	353	79
General and administrative	1,012	892	1,123

Total	$1,725	$1,699	$2,316

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock options	$1,299	$1,360	$1,300
Restricted stock	392	302	907
Employee stock purchase plan	34	37	109

Total	$1,725	$1,699	$2,316

As of December 31, 2011, there was $2.0 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 2.5 years. As of December 31, 2011, there was $0.4 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 2.0 years.

Valuation Assumptions

The weighted average estimated fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions (excluding repriced stock options, which are described at Note 11):

	Year Ended December 31,
	2011	2010	2009
Risk-free rate	0.98%	1.86%	2.00%
Expected dividend yield	0%	0%	0%
Expected volatility	57%	54%	51%
Expected term	3.4 years	4.0 years	4.3 years

Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The total grant date fair value of the restricted awards granted during the years ended December 31, 2011, 2010, and 2009 was approximately $0.5 million, $0.4 million, and $0.4 million, respectively, which will be recognized over the requisite service periods.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). The number of shares reserved under the ESPP increases annually by 1% of the total number of shares outstanding at the end of the prior year. As of December 31, 2011, the Company reserved 5.7 million shares of common stock for issuance under the ESPP plan and approximately 3.3 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$25,000 worth of common stock in any one calendar year. During the years ended December 31, 2011, 2010 and 2009, 198,490, 183,062, and 156,060 shares were purchased at average per share prices of $0.92, $1.06 and $1.03, respectively. At December 31, 2011, there were 3,276,166 shares available to be issued under this plan.

Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2011, 2010, and 2009 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free rate	0.18%	0.16%	0.16%
Expected dividend yield	0%	0%	0%
Expected volatility	47%	57%	60%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

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

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options and 48,277 additional performance stock awards. The performance stock awards had a fair market value on the date of grant of $1.15 per share (collectively the “December 2010 Repricing”).

The adjustment of existing options and issuance of new stock options and performance stock awards was intended to address the diminution in value to the option from the extraordinary cash dividend and to attempt to preserve the option’s intrinsic value (amount of value the option holder would receive upon immediate exercise and sale of the underlying stock) that existed prior to the extraordinary cash dividend. This completed the Company’s commitment to return $40.0 million of capital to stockholders in the form of dividends and stock repurchases. For further details on stock repurchases, see Note 12.

During the year ended December 31, 2011, the Company did not pay any cash dividends on its common stock or reprice its stock options.

Note 12. Stock Repurchase Program

On November 3, 2009, the Company’s Board of Directors approved a $10.0 million stock repurchase program (the “2009 Repurchase Program”) that expired on March 31, 2011. Under this program the Company was authorized to repurchase up to $10.0 million of outstanding common stock from time to time on the open market or through negotiated transactions. Through December 31, 2010, the Company had repurchased a total of 5.0 million shares of common stock at an average price of $1.17 per share for a total cash outlay of approximately $5.8 million, excluding broker fees of approximately $0.1 million. Through December 31, 2009, the Company had repurchased a total of 0.75 million shares of common stock at an average price of $1.09 per share for a total cash outlay of approximately $0.8 million.

The Company did not engage in any stock repurchase activities during the year ended December 31, 2011.

Note 13. Commitments and Contingencies

Leases and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through April 2015. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of December 31, 2011, are as follows:

Operating Leases
(In thousands)
Year ending December 31:
2012	2,237
2013	1,849
2014	1,907
2015	634

$6,627

The Company has approximately $0.7 million in facility lease obligations which are included in accrued restructuring liabilities. Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2011, 2010, and 2009 was $2.7 million, $2.7 million, and $3.9 million, respectively.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has contracts with certain network service and mobile data providers which have minimum purchase commitments that expire on various dates through March 2014. Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2012	$1,586
2013	2,540
2014	93

$4,219

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During 2010, this liability was reduced to $2.9 million through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability. During 2011, the liability was reduced further to $1.4 million as a result of payments and revised estimates.

The following is a summary of the incremental sales and use tax liability activity, including penalties and interest during fiscal 2011:

(In thousands)
Balance at January 1, 2009	$—
Payments to state taxing authorities	—
Increases	5,029
Adjustments	(42)

Balance at January 1, 2010	$4,987
Payments to state taxing authorities	(324)
Increases	338
Adjustments	(2,083)

Balance at January 1, 2011	$2,918
Payments to state taxing authorities	(1,071)
Increases	114
Adjustments	(562)

Balance at December 31, 2011	$1,399

Increases during 2011 primarily related to additional interest that was accrued in connection with the incremental sales tax that was assessed. Several states have also accepted voluntary disclosure agreements initiated by the Company and require the Company to remit payment for past sales and use taxes. The amount remitted is based on a mutual agreement with the respective state and generally does not require the Company to pay penalties. Adjustments primarily represent the difference between the amounts settled with the respective

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state and the estimated accrual, including penalties and interest. Adjustments are recognized as a benefit or expense at the time of settlement and are included in general and administrative expenses. Subsequent to the year ended December 31, 2011, the Company paid $0.7 million in cash to certain state tax authorities as a result of tax examinations.

The Company has the right to bill and collect the incremental sales and use tax, excluding interest and penalties, from its customers. The Company has not recognized an asset relating to the incremental sales and use tax that the Company has invoiced its customers as the Company currently does not believe that it will be able to collect the remaining amounts from its customers. Although the Company has completed billing its customers for incremental sales and use tax, it only has a limited history of collecting such taxes from its customers. Through December 31, 2011, the Company has collected 57.0% of the total amount billed relating to the incremental sales and use tax. Proceeds received from customers in connection with billing for incremental sales and use tax during the years ended December 31, 2011, and 2010 were approximately $1.0 million, and $0.2 million, respectively, and have been recognized as a reduction of general and administrative expense. During the year ended December 31, 2009, we did not receive any proceeds from customers in connection with billing for incremental sales and use tax.

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

Note 14. Employee 401(k) Plan

The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2011, 2010 and 2009, there have been no employer contributions under this plan.

Note 15. Net Loss Per Common Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted daily average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted daily average number of common shares outstanding plus potentially dilutive common shares outstanding during the year from the issuance of stock options and awards using the treasury stock method. Participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per share but are excluded from the calculation of diluted net loss per share. As the Company was in a net loss position for all years presented, basic and diluted net loss per share are equal to each other as the weighted average number of

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares used to compute diluted net loss per share excludes anti-dilutive securities, including participating securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(3,008)	$(3,096)	$(13,492)

Denominator:
Denominator for basic and diluted net loss per common share - Weighted average shares outstanding	58,429,005	58,693,061	62,032,897
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.22)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	5,408,721	8,868,454	7,115,754
Restricted stock awards, considered participating securities	1,106,293	1,022,884	1,103,633

The weighted-average exercise price of options to purchase common stock excluded from the computation was $2.59, $2.32, and $4.28, for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 16. Segment and Geographical Information

The Company’s two reportable operating segments are: Mobility Services and Managed Network Services (“iPass MNS” or “MNS”).

The Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The MNS Segment involves enterprise remote and branch office secure connectivity.

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income or loss.

The Company evaluates performance and allocates resources based on segment profit or loss from operations before income taxes, not including amortization of intangibles, restructuring and incremental sales tax, penalties and interest. For a discussion of the Company’s sales tax liabilities, see Note 13. Commitments and Contingencies. The accounting policies of the reportable segments are substantially the same as those the

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company uses for consolidated financial statements. All direct costs are allocated to the respective segments. In addition to direct costs, each segment has indirect costs. Indirect costs that are allocated to each segment include certain costs relating to facilities, employee benefits and payroll taxes, and shared services in management, finance, legal, human resources, and information technology. Indirect costs are allocated based on headcount, salaries and segment revenue contribution. The total operating costs allocated to the reportable segments for the years ended December 31, 2011, 2010, and 2009, were $144.5 million, $160.4 million, and $171.0 million, respectively. The Company does not allocate to its reportable segments amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax penalties and interest. By definition, segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating income (loss) for each reportable segment for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year Ended December 31,
	Net Revenue	Total Segment Operating Income (Loss)
	(In thousands)
2011
Mobility Services	$110,808	(2,013)
MNS	29,953	(1,753)

Total Segment	$140,761	(3,766)

2010
Mobility Services	$128,675	(2,711)
MNS	27,405	(1,632)

Total Segment	$156,080	(4,343)

2009
Mobility Services	$143,055	535
MNS	28,322	(176)

Total Segment	$171,377	359

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discreet asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the year ended December 31, 2011, 2010, and 2009, to arrive at net revenue. Depreciation allocated to the Mobility Services segment for the years ended December 31, 2011, 2010, and 2009 were $2.1 million, $3.0 million, and $4.1 million, respectively. Depreciation allocated to the MNS segment for the years ended December 31, 2011, 2010, and 2009 were $0.2 million, $0.3 million, and $0.2 million, respectively.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of total segment operating income (loss) to total operating loss and total loss before income taxes for the years ended December 31, 2011, 2010, and 2009 are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total segment operating income (loss)	$(3,766)	$(4,343)	$359
Amortization of intangibles	(239)	(428)	(1,380)
Restructuring	151	(887)	(8,147)
Sales tax, penalties and interest	1,375	2,158	(5,030)

Total operating loss	(2,479)	(3,500)	(14,198)
Interest income	112	83	613
Foreign exchange gains (losses)	(479)	131	(612)
Other income (expenses), net	128	(2)	31

Total loss before income taxes	$(2,718)	$(3,288)	$(14,166)

The following table summarizes total Company revenue by country or by geographical region:

	For the Year Ended December 31,
	2011	2010	2009
United States	58%	62%	61%
EMEA	32%	30%	30%
Asia Pacific	9%	7%	6%
Rest of the world	1%	1%	3%

No individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2011, and 2010. Revenues in the United Kingdom accounted for 9%, 9% and 10% of total revenues in 2011, 2010 and 2009, respectively. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2011, 2010, and 2009. International revenues are determined by the location of the customer’s headquarters.

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

Date: March 7, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven H. Gatoff and Evan L. Kaplan, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN L. KAPLAN Evan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2012

/S/ STEVEN H. GATOFF Steven H. Gatoff	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

/S/ JOHN D. BELETIC John D. Beletic	Chairman and Director	March 7, 2012

/S/ PETER C. CLAPMAN Peter C. Clapman	Director	March 7, 2012

/S/ GARY A. GRIFFITHS Gary A. Griffiths	Director	March 7, 2012

/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 7, 2012

/S/ KENNETH H. TRAUB Kenneth H. Traub	Director	March 7, 2012

/S/ SAMUEL L. SCHWERIN Samuel L. Schwerin	Director	March 7, 2012

/S/ ALLAN R. SPIES Allan R. Spies	Director	March 7, 2012

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2011	$1,757	$360	$512	$1,605
2010	1,140	1,425	808	1,757
2009	927	1,687	1,474	1,140

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(17)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(7)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation.(14)

3.4	Amended and Restated By-Laws.(2)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen stock certificate.(1)

10.1*	iPass Inc. 2003 Equity Incentive Plan.(10)

10.2*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan.(3)

10.3*	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan.(6)

10.4*	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan.(6)

10.5*	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan.(6)

10.6*	iPass Inc. 2003 Non-Employee Directors Plan.(10)

10.7*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan.(4)

10.8*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan.(4)

10.9*	iPass Inc. 2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)

10.10*	Outside Director Compensation Arrangement.(5)

10.11*	iPass Inc. Amended and Restated Executive Corporate Transaction and Severance Benefit Plan, as amended.(18)

10.12*	iPass Inc. Key Employee Corporate Transaction and Severance Benefit Plan.(11)

10.13*	iPass Inc. Severance Benefit Plan.(11)

10.14*	Employment Agreement, dated November 1, 2008, between Registrant and Evan L. Kaplan.(11)

10.15*	Amendment to the Employment Agreement, dated May 28, 2009, between Registrant and Evan L. Kaplan(13)

10.16*	Amendment to the Employment Agreement, dated February 15, 2012, between Registrant and Evan L. Kaplan.

10.17*	Offer Letter with William Garvey dated May 5, 2009.(7)

10.18*	Offer Letter with Steven Gatoff dated May 20, 2009.(7)

10.19*	Offer Letter with Christophe Culine dated June 14, 2011.(8)

10.20*	2011 Annual Executive Management Bonus Plan. (16)

Exhibit Number	Description of Document

10.21*	Form of Indemnity Agreement.(1)

10.22	Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended).(1)

10.23	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto.(3)

10.24	Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc.(3)

10.25	Settlement Agreement, dated June 3, 2009, between iPass Inc. and Foxhill Opportunity Master Fund.(9)

10.26	Amendment No.1 to Letter Agreement, dated November 3, 2009, between iPass Inc. and Foxhill Opportunity Master Fund.(12)

10.27	Amendment No.2 to Letter Agreement, dated December 20, 2010, between iPass Inc. and Foxhill Opportunity Master Fund.(15)

10.28*	2012 Annual Executive Management Bonus Plan. (19)

10.29*	Offer Letter with Steve Wastie dated May 12, 2009. (7)

10.30*	Offer Letter with Nicolas Hulse dated July 13, 2009. (7)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Previously filed as the like-described exhibit to our Registration Statement Form S-1, as amended (Registration No. 333-102715), filed on January 24, 2003 and incorporated by reference herein.
(2)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on August 29, 2010, and incorporated by reference herein.
(3)	Previously filed as the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.
(4)	Previously filed as the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 29, 2007, and incorporated by reference herein.
(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A (Registration No. 000-50327), filed on April 26, 2011, and incorporated by reference herein.
(6)	Previously filed as the like-described exhibit to our Form 10-Q (Registration No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.
(7)	Previously filed as the like-described exhibit to our Form 10-Q (Registration No. 000-50327), filed on August 7, 2009, and incorporated by reference herein.
(8)	Previously filed as the like-described exhibit to our Form 10-Q (Registration No. 000-50327), filed on August 8, 2011 and incorporated by reference herein.
(9)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on June 3, 2009, and incorporated by reference herein.
(10)	Previously filed as an appendix to our Proxy Statement (Registration No. 000-50327), filed on July 14, 2009, and incorporated by reference herein.
(11)	Previously filed as the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.
(12)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on November 5, 2009, and incorporated by reference herein.
(13)	Previously described in our Form 8-K (Registration No. 000-50327), filed on June 1, 2009, which description is incorporated by reference herein.
(14)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on February 3, 2010, and incorporated by reference herein.
(15)	Previously filed as the like-described exhibit to our Form 10-K (Registration No. 000-50327), filed on March 3, 2011, and incorporated by reference herein.
(16)	Previously described in our Form 8-K (Registration No. 000-50327), filed on February 25, 2011, which description is incorporated by reference herein.
(17)	Previously filed as the like-described exhibit to our Form 10-Q (Commission No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.
(18)	Previously filed as the like-described exhibit to our Form 8-K (Registration No. 000-50327), filed on July 6, 2011, and incorporated by reference herein.
(19)	Previously described in our Form 8-K (Registration No. 000-50327), filed on February 28, 2012 which description is incorporated by reference herein.