Form 10-Q
period 2012-03-31
IPASS INC
filed 2012-05-08
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2012 was 60,515,991.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$25,812	$25,439
Accounts receivable, net of allowance for doubtful accounts of $1,519 and $1,605, respectively	21,060	21,307
Prepaid expenses and other current assets	5,690	5,938

Total current assets	52,562	52,684

Property and equipment, net	5,296	4,013
Intangible assets, net	109	169
Other assets	6,114	6,239

Total assets	$64,081	$63,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,461	$8,701
Accrued liabilities	9,740	9,502
Deferred revenue, short-term	4,042	3,852

Total current liabilities	23,243	22,055

Deferred revenue, long-term	3,300	3,134
Other long-term liabilities	417	469

Total liabilities	26,960	25,658

Stockholders’ equity:
Common stock	61	59
Additional paid-in capital	210,571	209,624
Accumulated deficit	(173,511)	(172,236)
Accumulated other comprehensive income (loss)	—	—

Total stockholders’ equity	37,121	37,447

Total liabilities and stockholders’ equity	$64,081	$63,105

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues	$33,294	$36,404
Cost of revenues and operating expenses:
Network access costs	14,640	17,392
Network operations	5,399	5,898
Research and development	3,702	3,638
Sales and marketing	5,350	5,745
General and administrative	5,259	4,825
Restructuring charges (benefits) and related adjustments	(4)	(165)
Amortization of intangible assets	60	60

Total cost of revenues and operating expenses	34,406	37,393

Operating loss	(1,112)	(989)
Interest income	3	85
Foreign exchange gains (losses), net	(29)	(343)

Loss before income taxes	(1,138)	(1,247)
Provision for income taxes	137	230

Net loss	$(1,275)	$(1,477)

Comprehensive loss	$(1,275)	$(1,477)

Basic and diluted net loss per share	$(0.02)	$(0.03)
Number of shares used in per share calculations:
Basic and diluted	59,757,876	57,973,440

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,275)	$(1,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	529	453
Amortization of intangible assets	60	60
Depreciation, amortization and accretion	623	624
Loss on disposal of property and equipment	—	65
Provision for doubtful accounts	(87)	98
Changes in operating assets and liabilities:
Accounts receivable	334	2,140
Prepaid expenses and other current assets	248	(182)
Other assets	125	331
Accounts payable	637	(2,474)
Accrued liabilities	238	(3,126)
Deferred revenue	356	110
Other liabilities	(52)	(66)

Net cash provided by (used in) operating activities	1,736	(3,444)

Cash flows from investing activities:
Purchases of property and equipment	(1,783)	(319)

Net cash used in investing activities	(1,783)	(319)

Cash flows from financing activities:
Proceeds from issuance of common stock	420	267

Net cash provided by financing activities	420	267

Net increase (decrease) in cash and cash equivalents	373	(3,496)
Cash and cash equivalents at beginning of period	25,439	30,746

Cash and cash equivalents at end of period	$25,812	$27,250

Supplemental disclosures of cash flow information:
Net cash paid (refunded) for taxes	$223	167
Accrued amounts for acquisition of property and equipment	511	148

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles or GAAP consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results that the Company experiences may differ materially from those estimates. Estimates are used for, but not limited to the valuation of accounts receivables, other long-lived assets, network access costs, stock-based compensation, legal contingencies, and income taxes.

The Company reports comprehensive loss in a single continuous financial statement within the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s comprehensive loss is equivalent to its net loss because the Company does not have any transactions that are recorded through accumulated other comprehensive income (loss).

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

The recurring fair value measurements of these financial assets (excluding cash) and nonfinancial liabilities were determined using the following inputs at March 31, 2012 and December 31, 2011, respectively:

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Money market funds(1)	$18,758	$18,758	$—	$—

Total financial assets	$18,758	$18,758	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$678	$—	$—	$678

Total nonfinancial liabilities	$678	$—	$—	$678

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Money market funds(1)	$18,286	$18,286	$—	$—

Total financial assets	$18,286	$18,286	$—	$—

Nonfinancial liabilities:
Lease liabilities incurred in connection with the restructuring plan(2)	$736	$—	$—	$736

Total nonfinancial liabilities	$736	$—	$—	$736

(1)	Held in cash and cash equivalents and restricted cash on the Company’s condensed consolidated balance sheets.
(2)	Lease liabilities are recorded at fair value and are included as liabilities in the Company’s condensed consolidated balance sheets. The lease liabilities were recorded in connection with lease abandonment plans implemented in 2009 (see Note 7 for further discussion of restructuring plans). Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms. The sublease income estimate was considered a significant unobservable input because of uncertainty regarding future lease payments. Significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement. The average discounted monthly sublease income estimate ranges between zero to approximately $15,500 over the remaining sublease term of 36 months as of March 31, 2012 and between zero to approximately $15,600 over the remaining sublease term of 39 months as of December 31, 2011.

There were no transfers between Levels 1, 2, and 3 from December 31, 2011 through March 31, 2012.

As of March 31, 2012, and December 31, 2011, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, closely approximate fair value due to their short maturities.

Note 3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Equipment	$14,196	$15,220
Furniture and fixtures	2,381	2,407
Computer software	6,826	6,767
Construction in progress	1,335	730
Leasehold improvements	1,312	1,308

	26,050	26,432
Less: Accumulated depreciation and amortization	(20,754)	(22,419)

Property and equipment, net	$5,296	$4,013

Depreciation expense was approximately $0.6 million for each of the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, the Company wrote-off approximately $2.3 million of gross property and equipment, all of which were fully depreciated. Less than $0.1 million of property and equipment, net were written off during the three months ended March 31, 2011.

Note 4. Intangible Assets, net

The following tables set forth the carrying amount of intangible assets that will continue to be amortized:

	0000000000	0000000000	0000000000	0000000000
	March 31, 2012
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Existing technology	4-8 yrs	$5,375	$(5,329)	$46
Patent and core technology	4-8 yrs	2,800	(2,737)	63

		$8,175	$(8,066)	$109

	0000000000	0000000000	0000000000	0000000000
	December 31, 2011
	Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Existing technology	4-8 yrs	$5,375	$(5,303)	$72
Patent and core technology	4-8 yrs	2,800	(2,703)	97

		$8,175	$(8,006)	$169

Amortization of intangible assets was approximately $0.1 million for each of the three months ended March 31, 2012 and 2011. The remaining intangible assets of approximately $0.1 million are expected to be fully amortized during 2012.

Note 5. Other Assets

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Prepaid lease obligations	$397	$461
Deferred installation costs	2,576	2,686
Deposits	872	834
Long-term deferred tax asset, net	310	310
Restricted cash	1,941	1,941
Other long-term assets	18	7

	$6,114	$6,239

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued sales tax liabilities	$1,001	$1,858
Accrued restructuring liabilities – current (1)	261	267
Accrued network access costs	2,459	2,418
Accrued bonus, commissions and other employee benefits	3,553	2,829
Amounts due to customers	913	570
Other accrued liabilities	1,553	1,560

	$9,740	$9,502

(1)	See Note 7. Accrued Restructuring

Note 7. Accrued Restructuring

During the year ended December 31, 2009, the Company announced restructuring plans to reduce its operating costs and focus its resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. The restructuring plans were completed during 2010.

The following is a roll forward of restructuring liability for the three months ended March 31, 2012 and 2011:

Total Restructuring Costs
(In thousands)

Balance as of December 31, 2011	$736
Restructuring charges (benefits) and related adjustments	(4)
Payments	(54)

Balance as of March 31, 2012	$678

Total Restructuring Costs
(In thousands)

Balance as of December 31, 2010	$1,641
Restructuring charges (benefits) and related adjustments	(165)
Payments	(364)

Balance as of March 31, 2011	$1,112

As of March 31, 2012, the Company classified approximately $0.3 million of the restructuring liability in accrued liabilities and the remaining $0.4 million in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases ending in April 2015 (net of expected sublease income).

During the three months ended March 31, 2011, the Company recorded a restructuring benefit of approximately $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011.

Note 8. Commitments and Contingencies

Lease and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through May 2017. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plans, as of March 31, 2012, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2012	$1,891
2013	2,343
2014	2,396
2015	888
2016	211
2017	89

$7,818

The table above includes approximately $0.7 million in facility lease obligations which are included in accrued restructuring liabilities.

The Company has contracts with certain network service providers, mobile data providers and other vendors which have minimum purchase commitments that expire on various dates through March 2014. Future minimum purchase commitments under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2012	6,724
2013	2,013
2014	93

$8,830

At March 31, 2012, the Company had no material commitments for capital expenditures.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share amounts)
Numerator:

Net loss	$(1,275)	$(1,477)

Denominator:
Denominator for basic and diluted net loss per common share - Weighted average shares outstanding	59,757,876	57,973,440

Basic and diluted net loss per common share	$(0.02)	$(0.03)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	3,365,857	4,696,096
Restricted stock awards, considered participating securities	1,428,883	1,092,518

Total	4,794,740	5,788,614

Note 10. Segment and Geographical Information

The Company’s two reportable operating segments are: Mobility Services; and Managed Network Services (“iPass MNS” or “MNS”). The Mobility Services segment includes the platform and network services that help enterprises manage the networks, connections and devices used by their mobile workforce as well as the network connection services itself. The MNS Segment includes enterprise remote and branch office secure connectivity services. The Company’s Chief Operating Decision Maker (the “CODM”) has been identified as the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income or loss.

The Company evaluates performance and allocates resources based on segment profit or loss from operations before income taxes, not including amortization of intangibles, restructuring and incremental sales tax, penalties and interest. The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to the respective segments. In addition to direct costs, each segment has indirect costs. Indirect costs that are allocated to each segment include certain costs relating to facilities, employee benefits and payroll taxes, and shared services in management, finance, legal, human resources, and information technology. Indirect costs are allocated based on headcount, salaries and segment revenue contribution. The total operating costs and network access costs allocated to the reportable segments for the three months ended March 31, 2012 and 2011, were $34.4 million and $38.0 million, respectively. The Company does not allocate to its reportable segments amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax penalties and interest. By definition, segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating loss for each reportable segment for the three months ended March 31, 2012 and 2011, were as follows:

	Net Revenue	Total Segment Operating Income (Loss)
	(In thousands)
For the three months ended March 31, 2012
Mobility Services	$25,165	$(951)
MNS	8,129	(139)

Total Segment	$33,294	$(1,090)

For the three months ended March 31, 2011
Mobility Services	$29,305	$(902)
MNS	7,099	(679)

Total Segment	$36,404	$(1,581)

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the three months ended March 31, 2012 and 2011, to arrive at net revenue. Depreciation allocated to the Mobility Services segment was $0.6 million for each of the three months ended March 31, 2012 and 2011. Depreciation allocated to the MNS segment for each of the three months ended March 31, 2012 and 2011, was less than $0.1 million.

Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total segment operating loss	$(1,090)	$(1,581)
Amortization of intangibles	(60)	(60)
Restructuring (charges) benefits and related adjustments	4	165
Certain state sales and federal tax items	34	487

Total operating loss	(1,112)	(989)

Interest income	3	85
Foreign exchange gains (losses), net	(29)	(343)

Total loss before income taxes	$(1,138)	$(1,247)

The following table summarizes total Company revenue by country or by geographical region for the periods presented:

	Three Months Ended March 31,
	2012	2011
United States	58%	60%
EMEA	32%	32%
Asia Pacific	9%	7%
Rest of World	1%	1%

The only individual foreign country to account for 10% or more of total revenues for the periods presented was the United Kingdom, which represented approximately 9% and 10% of total revenue for the three months ended March 31, 2012 and 2011, respectively. No individual customer represented 10% or more of total revenue for the three months ended March 31, 2012 and 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events, and Key Operating Highlights	Operating, financial and other material trends and highlights affecting our company

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and Forecasts

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2012, and March 31, 2011

Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We provide global enterprises and telecommunications carriers with cloud-based mobility management and network connectivity services. With our unique technology platform, we offer enterprises cross-device, cross-network Internet connectivity services through the iPass global network along with connection policy enforcement, real time reporting and analysis of all mobile network activity across their employee base and Internet access. Based on this same technology and our global authentication and settlements infrastructure, we also offer global telecommunications service providers with Wi-Fi enablement services that allow Wi-Fi providers to monetize their Wi-Fi network with ‘visiting’ subscribers, provide their subscribers with global Wi-Fi connectivity, and enable data offload solutions for Wi-Fi transactions and settlements exchange among global telecommunication providers.

We believe that the proliferation of mobile devices, including smartphones and tablets, has led to an explosive growth in global data traffic. As a result of this and other trends, the costs of mobility are large and growing as the global demand for bandwidth exceeds supply. We believe that enterprises will need to manage the mobility costs of providing always-on high-speed connectivity to their employees, as well as address the proliferation of employee-liable devices (the “Bring Your Own Device” trend). In addition, we see global telecommunications carriers and providers looking to monetize their network infrastructures, obtain additional network capacity, improve their subscribers’ experience and differentiate their consumer offerings to meet the accelerating demand for data services on smartphone and tablet devices.

We believe iPass is uniquely positioned to address the global Wi-Fi opportunity and this is being accomplished through our Wi-Fi enablement services for carriers and integration into their core network offerings. We also believe that Wi-Fi has emerged as a critical element to meet the demands of enterprises and carriers.

Our business is structured and reported around two segments: (i) Mobility Services; and (ii) Managed Network Services (“iPass MNS” or “MNS”). Our Mobility Services segment is comprised of two service offerings: (1) Enterprise Mobility Services; and (2) Carrier Wi-Fi Enablement Services. We believe that we are leveraging our technology, global infrastructure expertise and market presence in the mobility space to address the market demands and needs of enterprises and telecommunication carriers, as follows:

•

Enterprise Mobility Services: Our Enterprise Mobility Services offerings provide mobile connectivity cost analysis, reporting and policy compliance management tools, as well as global Wi-Fi network access to large and global enterprise customers. Enterprise Mobility Services offerings consists of our Open Mobile Enterprise platform (“iPass OME” or “OME”), our legacy Mobile Office offering, and our Mobile Network Services. We go to market with these enterprise mobility offerings through a combination of our global direct sales force, a worldwide network of reseller partners, a group of leading global telecommunication carriers who white label our Open Mobile platform for providing these mobility services to their enterprise customers, and through App storefronts.

•

Carrier Wi-Fi Enablement Services (“iPass OMX” or “OMX”): Our OMX platform provides international Wi-Fi roaming, Wi-Fi data offload and Wi-Fi exchange services to global telecommunications carriers and service providers. In 2011, we launched these services leveraging and incorporating our Open Mobile Platform technology, global Wi-Fi authentication and settlements infrastructure, and our worldwide Wi-Fi Network to provide mobile network operators, telecommunications carriers and service provider partners around the world with the infrastructure to offer their subscribers new Wi-Fi based mobility services. While a new business, we have continued to sign carrier partners to our OMX platform and are focused on increasing user deployments in order to drive future OMX revenues. In addition, we continue to build-out both the OMX platform functionality and carrier/service provider membership and believe this will be a meaningful driver of value for our company.

iPass MNS provides enterprise customers in North America with network and management services that connect their branch offices and retail locations. The MNS value proposition is a significant price-for-performance value over traditional or legacy private networking services and is used by enterprises in a range of industries. We have recently begun to leverage our mobility services expertise within the MNS business and customer base, and have launched a new Managed Wi-Fi business that expands the MNS platform to enable enterprises and retailers to deliver in-store/in-office Wi-Fi experience to their employees and customers.

iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our corporate headquarters is located in Redwood Shores, California.

For a detailed discussion regarding our business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Significant Trends and Events, and Key Operating Highlights

A key initiative of iPass is to drive both sales of Open Mobile Enterprise and customer deployments of the Open Mobile Platform to produce greater Open Mobile user penetration and greater frequency-of-use of both our mobility platform services and network services. In addition, we are focused on continuing to build-out the OMX ecosystem of carrier partners to provide for Wi-Fi exchange functionality. Under our MNS business, we are also focused on continued revenue growth through a renewed focus on new customer acquisitions and by delivering additional offerings that leverage synergies with our Mobility expertise.

The following describes significant trends and events, and key operating highlights of our business during the first quarter of 2012:

(1) Strong Growth and Scale in Open Mobile Enterprise

We have continued to increase the number of customers signed on to our Open Mobile Platform as well as the number of Open Mobile monetized users, both active and gross. During the first quarter of 2012, we signed numerous global enterprise customers to the Open Mobile Enterprise Platform, including several Fortune 1000 enterprises, exiting the quarter with over 440 enterprise customers on the Open Mobile Enterprise Platform. The number of Active Open Mobile Enterprise Monetized users has continued to reflect a strong increase from approximately 54,000 in December of 2011 to approximately 135,000 in March of 2012, growing by approximately 80,000 or 150%. In March 2012, there were more than 320,000 Gross Open Mobile Enterprise Monetized users compared to more than 230,000 in December 2011, growing by approximately 90,000 or 39%. See “Key Operating Metrics” below for a full discussion of our user metrics.

We recently launched iPass Open Mobile Express, a lightweight version of iPass Open Mobile, which provides enterprises quick, easy and cost-effective access to our global footprint. iPass Open Mobile Express offers individual departments and enterprises of all sizes seamless Wi-Fi connectivity and basic reporting services for smartphones, tablets and laptops while ensuring consistent user experience across all devices without costly 3G/4G roaming charges and expensive Wi-Fi day passes. We also released new versions of iPass Open Mobile with continued expansion of functionalities for laptops (Windows and Macintosh) as well as smartphone and tablet clients (Android & iOS), such as the new version of iPass Open Mobile for iOS that is optimized to take advantage of the higher resolution and user interface of the iPad. In addition, we released the Japanese version of iPass Open Mobile 2.0 for laptops (Windows) as well as smartphone and tablet clients (Android & iOS).

(2) Continued Expansion of the Breadth and Strategic Reach of iPass Global Wi-Fi Network

During the quarter, we grew the iPass global Wi-Fi Network to more than 780,000 Wi-Fi hotspots in 118 countries, including more than 3,000 airport hotspots, more than 60,000 hotels and convention centers, and over 657,000 retail and small business locations. We also joined the Wi-Fi Alliance and announced support for the development of Next Generation Hotspot and Hotspot 2.0, Wi-Fi standard initiatives that are important to simplify connectivity to Wi-Fi hotspots from mobile devices such as smartphones and tablets. This new technology helps remove end-user friction, drives potential exponential increase in market opportunities for mobile carriers and further drives the iPass value proposition around our role of policy distribution and enforcement, and connectivity intelligence.

(3) Increased Momentum and Traction with iPass Open Mobile Exchange (iPass OMX)

We are continuing to develop our OMX business, adding functionality and building-out the network of key carrier partners including mobile operators, telecommunication service providers, resellers and mobile virtual network operators. During the first quarter of 2012, we signed several strategic carrier partners across Europe, the Middle-East, the United States, South America and Asia to the iPass OMX platform, exiting the quarter with 12 carrier customers. iPass Open Mobile Exchange enables these carriers to offer their subscribers new Wi-Fi based mobility services.

(4) Continued Revenue Growth in iPass Managed Network Services (iPass MNS)

For the three months ended March 31, 2012, compared to the same period in 2011, MNS revenue increased by 15%, on continued traction with our fully-managed high bandwidth Branch VPN service in retail and financial markets. We also recently released a new Wide Area Network product offering with significantly faster speeds over MPLS services called iPass MultiLink Connect which offers enterprises a fully-managed, highly available WAN IP VPN solution and that provides a strong foundation for retail or branch office Wi-Fi networks. In addition, we launched a new managed Wi-Fi service offering in North America during the quarter that leverages iPass’ mobility expertise to enable enterprises and large retailers to deliver in-store/in-office Wi-Fi to their employees and customers.

(5) Continued Decline in Legacy Network Revenue

Network revenue is predominantly generated from the use of our network services by users on our legacy Mobile Office product. In 2011, we began to generate network revenue from users on our new Open Mobile product. While we continue to sign-on new users and migrate users from our legacy platform to our new Open Mobile product, we have experienced a decline in Wi-Fi network usage by our legacy Mobile Office users, which to-date has outpaced the growth in Wi-Fi network usage by Open Mobile users.

In addition, we have also continued to experience the anticipated decline in network revenues from 3G, dial-up and minimum commitment, which we believe will continue during the remainder of 2012. The decline in 3G revenues was a result of lower usage levels due to anticipated customer terminations as we move away from 3G network sales and continue to focus on growing our Open Mobile platform revenue and Wi-Fi services. The anticipated decline in dial-up revenue was due to the continued erosion in our dial-up base as customers migrated to alternative faster connectivity technologies. The continued and anticipated decline in minimum commitment revenue was due to renegotiating customer agreements to lower commit levels.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

Total Average Monthly Monetized Users

Total Average Monthly Monetized Users (referred to as “AMMU”) is a key metric that we use to track and evaluate the operating performance of our overall enterprise mobility business. The AMMU metric is based on the number of active users of our network and platform services across both our legacy Mobile Office offering and new Open Mobile Enterprise offerings. There is some overlap for users that may be active users of both our network and platform services in a given month. Network users are billed for their use of our Wi-Fi, dial-up or 3G network services. Platform users are billed for their use of our legacy Mobile Office client or our Open Mobile client. AMMU is defined as the average number of users per month, during a given quarter, for which a fee was billed by us to a customer for such users.

The following table summarizes the Total Average Monthly Monetized Users for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011	% Change
	(Number of users in thousands)

Total Average Monthly Monetized Users	582	611	(4.7%)
Network	139	179	(22.3%)
Platform	541	555	(2.5%)

The AMMU of our network services decreased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the decline in network users on our legacy Mobile Office product, specifically legacy dial-up, Wi-Fi, and 3G users that declined by 48%, 23%, and 7%, respectively.

The AMMU of our platform services decreased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the attrition of legacy Mobile Office client users, which to date has outpaced the growth we have been experiencing in our Open Mobile platform users.

Open Mobile Enterprise Monetized Users

We also track users on our new Open Mobile offering to provide additional visibility into the overall adoption and monetization of the new Open Mobile platform. These metrics are defined as follows:

(i)	Open Mobile Enterprise Monetized Users—Active. Represents the number of Open Mobile users who were billed Open Mobile platform fees and who have used or deployed Open Mobile (e.g., this is synonymous with the definition of our AMMU metric with the data here being reported for the number of users in the month being presented).

(ii)	Open Mobile Enterprise Monetized Users—Paying, Undeployed. Represents the number of Open Mobile users at enterprise customers for which Open Mobile platform fees were billed for the period but have not yet used Open Mobile or had Open Mobile fully-deployed.

(iii)	Open Mobile Enterprise Monetized Users—Gross. Is the sum of both Active and Paying, Undeployed Open Mobile Enterprise monetized users.

The following table reflects the number of Open Mobile Enterprise (OME) monetized users for the three broad categories of monetized users, (i) active OME monetized users, (ii) paying, undeployed OME monetized users, and (iii) Gross OME monetized users, which is the sum of (i) and (ii), as follows:

	For the Month of
	March 2012	December 2011	March 2011
	(In thousands)
Open Mobile Enterprise Monetized Users:
Active	135	54	7
Paying, Undeployed	186	177	12

Gross OME Monetized Users	321	231	19

Open Mobile Enterprise Monetized Users are presented as a monthly metric as this provides increased visibility into the traction we are experiencing with enterprise customers on our new Open Mobile platform and allows us to measure the progress and performance of the business over time. Our number of Open Mobile Monetized Users has continued to increase as a result of our focus on signing-on new users and migrating legacy Mobile Office users to the Open Mobile Platform.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We defined Adjusted EBITDA as net loss adjusted for interest income; income taxes; depreciation and amortization; stock-based compensation; restructuring charges; certain state sales and federal tax charges, and one-time non recurring discrete items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States or GAAP and should not be considered in isolation or as a substitute for operating income, operating performance, net income or any other measure determined in accordance with GAAP.

The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Adjusted EBITDA income (loss)	$33	$(910)
Interest income	3	85
Income tax (expense) benefit	(137)	(230)
Depreciation of property and equipment	(623)	(624)
Amortization of intangible assets	(60)	(60)
Stock-based compensation	(529)	(453)
Restructuring (charges) benefits and related adjustments	4	165
Certain state sales and federal tax items and other discrete items	34	550

GAAP Net loss	$(1,275)	$(1,477)

Adjusted EBITDA for the three months ended March 31, 2012, improved by approximately $0.9 million over the same period in the prior year primarily due to lower operating expenses of $1.0 million (excluding operating expenses adjusted above) and the favorable foreign exchange impact of $0.3 million, partially offset by a reduction in gross margin dollars of $0.4 million mainly caused by lower Wi-Fi, 3G, dial-up and minimum commitment revenues that exceeded corresponding reductions in network access costs. (See “Results of Operations” for further discussions on these factors affecting Adjusted EBITDA.)

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin percentage is defined as (Mobility network revenue plus MNS revenue less network access costs divided by Mobility network revenue plus MNS revenue).

	Three Months Ended March 31,
	2012	2011	Change
Total Network Gross Margin	46.4%	44.2%	2.2pp

The increase in network gross margin percentage was driven by the increase in Mobility Services network gross margin percentage as well as an increase in the MNS network gross margin percentage. Mobility Services network gross margin percentage increased primarily due to lower network access cost as a result of discrete supplier credits and lower Wi-Fi usage which favorably impacted our network access cost but did not result in a corresponding decrease in revenue for certain customers for which we charge flat-rate pricing. MNS network gross margin percentage increased primarily due to lower network access cost as a result of ongoing pricing renegotiations.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

From a broad perspective, we are reporting and analyzing revenue under two primary offerings reflecting our two operating segments: Mobility Services and MNS. In determining segment operating income or loss, the items that are not allocated to these segments include amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax costs, penalties and interest.

Sources of Revenue

Our Mobility Services segment comprises primarily two offerings, Enterprise Mobility Services and OMX services. Within our mobility services, we present revenue from three areas: (i) network revenue; (ii) platform revenue; and (iii) other fees and revenue. Platform revenue consists of revenues derived from the following services: Open Mobile Platform fees; Mobile Office fees; and other client/platform related fees. Network revenue consists of revenue primarily from the sale of access to our network of Wi-Fi hotspots, hotel Ethernet, and mobile broadband services such as 3G and narrowband access technologies such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage; and a fixed-rate per user per month fee structure. Network revenue also includes minimum commitment shortfall revenue. Other fees include device management fees, professional services and other mobility-related fees and services.

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

Mobility Services

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
Mobility Services revenue	$25,165	$29,305
Network revenue	19,156	24,039
Platform revenue	5,394	4,333
Other fees and revenue	615	933

Mobility Services revenue as a percentage of total revenue	75.6%	80.5%
Dollar change	$(4,140)
Percentage change	(14.1%)

Mobility Services operating income (loss)	$(951)	$(902)
Dollar change	$(49)
Percentage change	(5.4%)

Network Revenue

For the three months ended March 31, 2012, compared to the same period in 2011, network revenue decreased $4.9 million or 20.3% primarily due to the decline in Wi-Fi revenue generated from the legacy Mobile Office platform of $2.8 million as well as the anticipated decline in minimum commitment, dial-up and 3G revenues of $0.3 million, $0.6 million, and $1.3 million, respectively. The decrease in legacy network revenue is discussed in “Significant Trends and Events, and Key Operating Highlights” above.

Platform Revenue

For the three months ended March 31, 2012, compared to the same period in 2011, platform revenue increased $1.1 million or 24.5% primarily due to growth in sales of our Open Mobile Platform of $2.3 million, partially offset by decline in sales of our legacy Mobile Office product of $1.2 million, as we continue to sign-on new customers and migrate existing customers from our legacy platform to our Open Mobile platform.

Other Fees and Revenue

For the three months ended March 31, 2012 compared to the same period in 2011, other fees and revenue decreased $0.3 million or 34.1%, primarily due to lower end-of-life fees as customers moved to current product releases.

Operating Loss

For the three months ended March 31, 2012 compared to the same period in 2011, Mobility Services operating loss increased primarily due to lower gross margin dollars of $1.0 million on declining revenues, offset by lower operating expenses of $1.0 million as a result of our ongoing cost management efforts, including benefits from the reorganization of our sales function in the third quarter of 2011.

Managed Network Services

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
MNS revenue	$8,129	$7,099

MNS revenue as a percentage of total revenue	24.4%	19.5%
Dollar change	1,030
Percentage change	14.5%

MNS operating loss	$(139)	$(679)
Dollar change	$540
Percentage change	79.5%

MNS Revenue

For the three months ended March 31, 2012, compared to the same period in 2011, MNS revenue increased primarily due to higher monthly recurring revenue from Branch VPN and Managed Broadband services customers of $1.1 million as a result of new endpoint growth that surpassed endpoint disconnects by approximately 3,295 quarter over quarter. This increase was offset by $0.1 million anticipated decline in Home Office customer revenue. As of March 31, 2012, Home Office customer revenue represents less than 4% of total MNS revenue.

Operating loss

For the three months ended March 31, 2012, compared to the same period in 2011, MNS operating loss decreased primarily due to higher gross margin dollars of $0.7 million as a result of lower network access cost due to ongoing pricing negotiations, partially offset by higher operating expenses of $0.1 million.

Q2 2012 Outlook

For the second quarter of 2012 ending June 30, 2012 iPass anticipates total revenue to be in the range of $31 million to $34 million, and adjusted EBITDA income (loss) to be in the range of $(1.25) million to $0.25 million. The following table reconciles projected adjusted EBITDA income (loss) to projected net loss:

	(In millions)
Adjusted EBITDA Income (Loss)	$(1.3)		$0.3
(a) Provision for (benefit from) income taxes		(0.1)
(b) Depreciation of property and equipment		(0.5)
(c) Amortization of intangible assets		(0.1)
(d) Stock-based compensation		(0.4)

GAAP Net Loss	$(2.4)		$(0.8)

The guidance for Adjusted EBITDA income (loss) does not include the impact of any foreign exchange gains or losses.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
Network access costs	$14,640	$17,392
As a percentage of total revenue	44.0%	47.8%
Dollar change	$(2,752)
Percentage change	(15.8%)

The decrease in network access costs for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to a combination of lower Wi-Fi, 3G and dial-up network usage that decreased Mobility Services NAC by $3.1 million, partially offset by an increase in MNS NAC of $0.4 million. The increase in MNS NAC was driven by new endpoint growth on a net basis.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
Network operations expense	$5,399	$5,898
As a percentage of total revenue	16.2%	16.2%
Dollar change	$(499)
Percentage change	(8.5%)

The decrease in network operations expense for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to a decrease in 3G Mobile Data Cards subsidized expenses of approximately $0.3 million as a result of fewer cards shipped, and lower salaries of approximately $0.2 million as a result of lower employee headcount.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
Research and development expenses	$3,702	$3,638
As a percentage of total revenue	11.1%	10.0%
Dollar change	$64
Percentage change	1.8%

The increase in research and development expenses for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to higher salaries of approximately $0.3 million mainly to support the ongoing development efforts of our Open Mobile platform, offset in part by lower consulting expenses of approximately $0.2 million.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$5,350	$5,745
As a percentage of total revenue	16.1%	15.8%
Dollar change	$(395)
Percentage change	(6.9%)

The decrease in sales and marketing expenses for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to lower headcount-related expenses such as salaries, commissions and severance of approximately $0.3 million as a result of benefits from the reorganization of our sales function that had occurred in the prior year and lower consulting expenses of approximately $0.1 million.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except percentages)
General and administrative expenses	$5,259	$4,825
As a percentage of total revenue	15.8%	13.3%
Dollar change	$434
Percentage change	9.0%

The increase in general and administrative expenses for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to an increase in headcount-related expense of approximately $0.5 million and a lower benefit from the collection of back-bill sales tax of approximately $0.5 million, partially offset by a decrease in consulting fees of approximately $0.4 million and a benefit on bad debt expense of approximately $0.2 million due to recoveries.

Restructuring Charges

During the three months ended March 31, 2011, we recorded a restructuring benefit of approximately $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011.

For further information, see Note 7, Accrued Restructuring, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Non-Operating Income and Expenses

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

For the three months ended March 31, 2012 and 2011, we did not enter into any hedging contracts. Foreign exchange losses were insignificant for the three months ended March 31, 2012, compared to $0.3 million in the same period in 2011. The insignificant foreign exchange loss for the three months ended March 31, 2012, was primarily due to unfavorable re-measurement of foreign currency denominated vendor payables which was partially offset by the strengthening of the U.S. Dollar against the Euro and the British Pound at the time we settled certain non-U.S. Dollar denominated network access costs. The foreign exchange loss for the three months ended March 31, 2011, was primarily due to weakening of the U.S. Dollar against the Euro and the British Pound at the time we settled certain non-U.S. Dollar denominated network access costs and the unfavorable re-measurement of foreign currency denominated assets and liabilities.

Provision For (Benefit From) Income Taxes

Income tax expense for the three months ended March 31, 2012 was $0.1 million, compared to $0.2 million for the same period in 2011. The income tax expense recorded in the three months ended March 31, 2012 and 2011, primarily related to foreign and state taxes on expected profits in the foreign and state jurisdictions. The effective tax rate was 12.0% and 18.4% for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

	Three months ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$1,736	$(3,444)
Net cash used in investing activities	(1,783)	(319)
Net cash provided by financing activities	420	267

Net increase (decrease) in cash and cash equivalents	$373	$(3,496)

Operating Activities

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2012, compared to net cash used in operating activities of $3.4 million for the same period in 2011. The predominant factor in net cash provided by (used in) operating activities is changes in working capital. Net loss adjusted for non-cash items had a smaller effect on net cash provided by (used in) operating activities. Working capital inflow was approximately $1.9 million in the three months ended March 31, 2012, compared to working capital outflow of approximately $3.3 million in the same period in 2011.

The net working capital inflow for the three months ended March 31, 2012, was primarily due to more timely collections from our customers compared to payments to our network access providers for a combined inflow of approximately $1.0 million, as well as the effect of incentive compensation and commissions paid in advance last quarter of approximately $0.7 million, an increase in customer overpayments of approximately $0.3 million and the effect from the timing of prepayments of approximately $0.2 million. These inflows were partially offset by payments for incremental sales tax of approximately $0.7 million.

The net working capital outflow for the three months ended March 31, 2011, was primarily due to individually significant payments for incremental sales tax of approximately $1.1 million, payments for commissions of $0.9 million and restructuring costs of $0.4 million. In addition, the working capital outflow during the three months ended March 31, 2011, was also impacted by the timing of payments to our network access providers compared to collections from our customers.

Investing Activities

During the three months ended March 31, 2012 and 2011, we used approximately $1.8 million and $0.3 million, respectively, for capital expenditures. The significant increase in capital expenditures is primarily related to our efforts to migrate to a new enterprise resource planning system to enable us to more efficiently scale our business through the supporting infrastructure of robust accounting, billing, and reporting systems.

Financing Activities

During the three months ended March 31, 2012 and 2011, net cash provided by financing activities was approximately $0.4 million and $0.3 million, respectively, due to proceeds from the exercise of stock options.

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

The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2012, and December 31, 2011, was $1.8 million and $1.3 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S. As of March 31, 2012, accounts receivables from European customers represented 36% of total accounts receivable of which 46% were aged within our standard credit term of 30 days and 97% were aged less than 90 days.

Primary Uses of Cash

Our principal use of cash in the three months ended March 31, 2012, was for network access costs, payroll related expenses and general operating expenses including marketing, travel, office rent, capital expenditures, and settlement of certain incremental sales tax obligations.

Capital Expenditure: During the three months ended March 31, 2012 and 2011, we used approximately $1.8 million and $0.3 million, respectively, for capital expenditures. The significant increase in capital expenditures is primarily related to our efforts to migrate to a new enterprise resource planning system to enable us to more efficiently scale our business through the supporting infrastructure of robust accounting, billing and reporting systems.

Settlement of Certain Incremental State Sales Tax Obligations: During the three months ended March 31, 2012 and 2011, we paid $0.7 million and $1.1 million, respectively, in cash in satisfaction of settlement agreements reached with certain state tax authorities.

Contractual Commitments

	Total	Less Than 1 Yr	1-3 Years	3-5 Years
	(In thousands)

Operating Lease Obligations	$7,818	$1,891	$5,627	300
Minimum Purchase Commitments(1)	8,830	6,724	2,106	—

Total Contractual Obligations	$16,648	$8,615	$7,733	$300

(1)	In the normal course of our business, we have signed contracts with certain network service, mobile data providers and other vendors under which we have minimum purchase commitments. These commitments expire on various dates through March 2014.

For information on our other contractual commitments that are not materially different from those at December 31, 2011, see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2012, and December 31, 2011, as defined in Item  303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2012 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of March 31, 2012, we had cash and cash equivalents of $25.8 million, restricted cash of $1.9 million and no short-term investments. As of December 31, 2011, we had cash and cash equivalents of $25.4 million, restricted cash of $1.9 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to any material interest rate risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 7, 2012, have not substantively changed.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 8, 2012	/s/ STEVEN H. GATOFF
Steven H. Gatoff Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

10.1	2012 Named Executive Officer Salaries and Annual Executive Management Bonus Plan (6)

10.2	Amendment to the Employment Agreement, dated February 15, 2012, between Registrant and Evan L. Kaplan (7)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(5)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.
(6)	Previously described in our Form 8-K filed February 28, 2012 (Registration No. 000-50327), and incorporated herein by reference.
(7)	Filed as Exhibit 10.16 to our Form 10-K, filed March 7, 2012 (Registration No. 000-50327), and incorporated herein by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.