Form 10-Q
period 2012-06-30
IPASS INC
filed 2012-08-08
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2012 was 61,010,504.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$25,257	$25,439
Accounts receivable, net of allowance for doubtful accounts of $1,009 and $1,605, respectively	18,648	21,307
Prepaid expenses and other current assets	5,773	5,938

Total current assets	49,678	52,684

Property and equipment, net	6,114	4,013
Intangible assets, net	49	169
Other assets	5,417	6,239

Total assets	$61,258	$63,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,042	$8,701
Accrued liabilities	9,472	9,502
Deferred revenue, short-term	3,852	3,852

Total current liabilities	20,366	22,055

Deferred revenue, long-term	3,128	3,134
Other long-term liabilities	587	469

Total liabilities	24,081	25,658

Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 60,973,426 and 59,097,542 shares issued and outstanding, respectively)	61	59
Additional paid-in capital	211,507	209,624
Accumulated deficit	(174,391)	(172,236)

Total stockholders’ equity	37,177	37,447

Total liabilities and stockholders’ equity	$61,258	$63,105

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$32,244	$35,511	$65,538	$71,915
Cost of revenues and operating expenses:
Network access costs	13,835	17,209	28,475	34,601
Network operations	5,407	5,520	10,806	11,418
Research and development	3,445	3,490	7,147	7,128
Sales and marketing	5,084	4,958	10,434	10,703
General and administrative	5,244	5,203	10,502	10,028
Restructuring charges (benefits) and related adjustments	9	10	5	(155)
Amortization of intangible assets	60	60	120	120

Total cost of revenue and operating expenses	33,084	36,450	67,489	73,843

Operating loss	(840)	(939)	(1,951)	(1,928)
Interest income	3	15	6	100
Foreign exchange gains (losses), net	(34)	(119)	(63)	(462)

Loss before income taxes	(871)	(1,043)	(2,008)	(2,290)
Provision for income taxes	10	15	147	245

Net loss	$(881)	$(1,058)	$(2,155)	$(2,535)

Comprehensive loss	$(881)	$(1,058)	$(2,155)	$(2,535)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.04)
Number of shares used in per share calculations:
Basic and diluted	60,747,796	58,379,136	60,252,836	58,272,603

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,155)	$(2,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,144	957
Amortization of intangible assets	120	120
Depreciation and amortization	1,155	1,200
Loss on disposal of property and equipment	3	87
Provision for (recovery of) doubtful accounts	(283)	244
Changes in operating assets and liabilities:
Accounts receivable	2,942	1,379
Prepaid expenses and other current assets	165	217
Other assets	351	433
Accounts payable	(1,647)	(3,745)
Accrued liabilities	(30)	(3,513)
Deferred revenue	(6)	649
Other liabilities	118	(161)

Net cash provided by (used in) operating activities	1,877	(4,668)

Cash flows from investing activities:
Purchases of property and equipment	(3,271)	(685)
Change in restricted cash pledged for letter of credit	471	288

Net cash used in investing activities	(2,800)	(397)

Cash flows from financing activities:
Proceeds from issuance of common stock	741	422

Net cash provided by financing activities	741	422

Net decrease in cash and cash equivalents	(182)	(4,643)
Cash and cash equivalents at beginning of period	25,439	30,746

Cash and cash equivalents at end of period	$25,257	$26,103

Supplemental disclosures of cash flow information:
Net cash paid for taxes	$242	$338
Accrued amounts for acquisition of property and equipment	376	137
Leasehold improvements paid by landlord	251	—

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles or GAAP consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Financial Statements were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company reports comprehensive loss in a single continuous financial statement within the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s comprehensive loss is equivalent to its net loss because the Company does not have any transactions that are recorded through other comprehensive income (loss).

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

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The recurring fair value measurements of these financial assets (excluding cash) and non-financial liabilities were determined using the following inputs at June 30, 2012 and December 31, 2011, respectively:

	As of June 30, 2012				As of December 31, 2011
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds (1)	$18,289	$—	$—	$18,289	$18,286	$—	$—	$18,286

Total financial assets	$18,289	$—	$—	$18,289	$18,286	$—	$—	$18,286

Non-financial liabilities
Lease liabilities incurred in connection with the restructuring plan (2)	$—	$—	$633	$633	$—	$—	$736	$736

Total non-financial liabilities	$—	$—	$633	$633	$—	$—	$736	$736

(1)	Held in cash and cash equivalents on the Company's condensed consolidated balance sheets.
(2)	Lease liabilities are recorded at fair value and are included as liabilities in the Company's condensed consolidated balance sheets. The lease liabilities were recorded in connection with lease abandonment plans implemented in 2009 (see Note 6 Accrued Restructuring for further discussion of restructuring plans). Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms. The sublease income estimate was considered a significant unobservable input because of uncertainty regarding future lease payments. Significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement. The average discounted monthly sublease income estimate ranges between zero to approximately $15,500 over the remaining sublease term of 33 months as of June 30, 2012 and between zero to approximately $15,600 over the remaining sublease term of 39 months as of December 31, 2011.

There were no transfers between Levels 1, 2, and 3 from December 31, 2011 through June 30, 2012.

As of June 30, 2012, and December 31, 2011, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Equipment	$14,244	$15,220
Furniture and fixtures	2,212	2,407
Computer software	6,826	6,767
Construction-in-progress	2,174	730
Leasehold improvements	1,558	1,308

	27,014	26,432
Less: Accumulated depreciation and amortization	(20,900)	(22,419)

Property and equipment, net	$6,114	$4,013

Depreciation expense was approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2012, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2012, the Company retired approximately $0.4 million and $2.7 million, respectively, of gross property and equipment, largely all of which were fully depreciated. The Company retired approximately $3.4 million and $3.6 million of property and equipment, during the three and six months ended June 30, 2011, respectively, largely all of which were fully depreciated.

Note 4. Other Assets

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Prepaid lease obligations	$341	$461
Deferred installation costs	2,454	2,686
Deposits	842	834
Long-term deferred tax asset, net	310	310
Restricted cash	1,470	1,941
Other long-term assets	—	7

	$5,417	$6,239

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued sales tax liabilities	$1,039	$1,858
Accrued restructuring liabilities – current (1)	262	267
Accrued network access costs	2,060	2,418
Accrued bonus, commissions and other employee benefits	3,669	2,829
Amounts due to customers	922	570
Other accrued liabilities	1,520	1,560

	$9,472	$9,502

(1)	See Note 6. Accrued Restructuring

Note 6. Accrued Restructuring

During the year ended December 31, 2009, the Company announced restructuring plans to reduce its operating costs and focus its resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. The restructuring plans were completed during 2010.

The following is a roll forward of restructuring liability for the three and six months ended June 30, 2012 and 2011:

	Restructuring Costs for the Three Months Ended June 30,
	2012	2011
	(In thousands)
Beginning balance as of March 31	$678	$1,112
Restructuring charges and related adjustments	9	10
Payments	(54)	(139)

Ending balance as of June 30	$633	$983

	Restructuring Costs for the Six Months Ended June 30,
	2012	2011
	(In thousands)
Beginning balance as of December 31	$736	$1,641
Restructuring charges (benefits) and related adjustments	5	(155)
Payments	(108)	(503)

Ending balance as of June 30	$633	$983

As of June 30, 2012, the Company classified approximately $0.3 million of the restructuring liability as accrued liabilities, and the remaining $0.3 million in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases ending in April 2015 (net of expected sublease income).

During the six months ended June 30, 2011, the Company recorded a restructuring benefit of approximately $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011.

Note 7. Commitments and Contingencies

Lease and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through June 2017. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plans, as of June 30, 2012, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2012	$1,554
2013	2,982
2014	3,002
2015	1,289
2016	514
Thereafter	261

$9,602

The table above includes approximately $0.6 million in facility lease obligations which are included in accrued restructuring liabilities.

The Company has contracts with certain network service providers, mobile data providers and other vendors which have minimum purchase commitments that expire on various dates through April 2015.  Future minimum purchase commitments under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2012	$3,202
2013	2,226
2014	314
2015	15

$5,757

At June 30, 2012, the Company had no material commitments for capital expenditures.

Legal Proceedings

The Company is involved in legal proceedings and claims arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any such pending legal proceeding or claim will result in a judgment or settlement that would have a material adverse effect on the Company's financial position, results of operations or cash flows.

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. Certain indemnification agreements may not be subject to maximum loss clauses. If the potential loss from any indemnification claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. To date, claims under such indemnification provisions have not been significant.

Note 8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period from the issuance of stock options and awards using the treasury stock method, unless the result of adding such shares would be anti-dilutive. Participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share but are excluded from the calculation of diluted net loss per common share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(881)	$(1,058)	$(2,155)	$(2,535)

Denominator:
Denominator for basic and diluted net loss per common share—weighted average shares outstanding	60,747,796	58,379,136	60,252,836	58,272,603
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock	1,554,891	5,072,346	2,217,570	4,792,507
Restricted stock awards, considered participating securities	1,997,468	1,231,535	1,713,725	1,162,410

Total	3,552,359	6,303,881	3,931,295	5,954,917

Note 9. Segment and Geographical Information

The Company’s two reportable operating segments are: Mobility Services; and Managed Network Services (“iPass MNS” or “MNS”). The Mobility Services segment includes the platform and network services that help enterprises manage the networks, connections and devices used by their mobile workforce as well as the network connection services itself. The MNS Segment includes enterprise remote and branch office secure connectivity services. The Company’s Chief Operating Decision Maker (the “CODM”) is the Company's President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenue, segment income or loss from operations before income taxes not including amortization of intangibles, restructuring, and incremental sales tax, penalties and interest.

The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to the respective segments. In addition to direct costs, certain indirect costs are allocated to each segment including costs relating to facilities, employee benefits and payroll taxes, and shared services in management, finance, legal, human resources, and information technology. Indirect costs are allocated based on headcount, salaries and segment revenue contribution. The total pool of operating costs and network access costs allocated to the reportable segments were $33.0 million and $36.6 million for the three months ended June 30, 2012 and 2011, respectively, and $67.4 million and $74.6 million for the six months ended June 30, 2012 and 2011, respectively. Costs related to amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax, penalties and interest are not allocated to segments. By definition, segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating loss for each reportable segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Net Revenue	Total Segment Operating Loss	Net Revenue	Total Segment Operating Loss
	(In thousands)
2012
Mobility Services	$23,942	$(568)	$49,107	$(1,518)
MNS	8,302	(168)	16,431	(307)

Total Segment	$32,244	$(736)	$65,538	$(1,825)

2011
Mobility Services	$28,083	$(691)	$57,389	$(1,593)
MNS	7,428	(435)	14,526	(1,114)

Total Segment	$35,511	$(1,126)	$71,915	$(2,707)

Substantially all of the Company's long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the three and six months ended June 30, 2012 and 2011, to arrive at net revenue. Depreciation allocated to the Mobility Services segment was $0.4 million and $1.0 million for the three and six months ended June 30, 2012 and $0.5 million and $1.1 million for the three and six months ended June 30, 2011. Depreciation allocated to the MNS segment for the three and six months ended June 30, 2012, was $0.1 million and $0.2 million, respectively. Depreciation allocated to the MNS segment was $0.1 million for each of the three and six months ended June 30, 2011.

Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total segment operating loss	$(736)	$(1,126)	$(1,825)	$(2,707)
Amortization of intangibles	(60)	(60)	(120)	(120)
Restructuring (charges) benefits and related adjustments	(9)	(10)	(5)	155
Certain state sales tax and federal tax items	(35)	257	(1)	744

Total operating loss	(840)	(939)	(1,951)	(1,928)

Interest income	3	15	6	100
Foreign exchange gains (losses), net	(34)	(119)	(63)	(462)

Total loss before income taxes	$(871)	$(1,043)	$(2,008)	$(2,290)

The following table summarizes total Company revenue by country or by geographical region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	58%	60%	58%	60%
EMEA	32%	31%	32%	32%
Asia Pacific	10%	9%	10%	8%

No country, other than the United States, represented 10% or more of total revenue for the three and six months ended June 30, 2012 and 2011. No individual customer represented 10% or more of total revenue for the three and six months ended June 30, 2012 and 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

This MD&A is organized as follows:

Overview	Discussion of our business
Significant Trends and Events, and Key Operating Highlights	Operating, financial and other material trends and highlights that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

Results of Operations	An analysis of our financial results comparing the three months and the six months ended June 30, 2012 and June 30, 2011

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows since December 31, 2011, and discussion of our financial and liquidity condition

The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We provide global enterprises and telecommunications carriers with cloud-based mobility management and network connectivity services. With our unique technology platform, we offer enterprises cross-device, cross-network Internet connectivity services through the iPass global Wi-Fi network along with connection policy enforcement, real time reporting and analysis of all mobile network activity across their employee base. Based on this same technology and our global authentication and settlements infrastructure, we also offer global telecommunications service providers with Wi-Fi enablement services that allow Wi-Fi providers to monetize their Wi-Fi network with ‘visiting’ subscribers, provide their subscribers with global Wi-Fi connectivity, and enable data offload solutions for Wi-Fi transactions and settlements exchange among global telecommunication providers.

We believe that the proliferation of mobile Wi-Fi devices, including smartphones and tablets, has led to an explosive growth in global data traffic. As a result of this and other trends, the costs of mobility are large and growing as the global demand for bandwidth exceeds supply. We also believe that Wi-Fi has emerged as a critical element to meet the demands of enterprises and carriers. We believe that enterprises will increasingly need to manage the mobility costs of providing always-on high-speed connectivity to their employees, as well as address the proliferation of employee-liable devices (the “Bring Your Own Device” trend). In addition, we see global telecommunications carriers and providers looking to monetize their network infrastructures, obtain additional network capacity, offload traffic, improve their subscribers’ experience and differentiate their consumer offerings to meet the accelerating demand for data services on smartphone and tablet devices.

We believe iPass is uniquely positioned to address the global Wi-Fi opportunity and the needs of enterprises, global telecom service providers and end users. This is being accomplished through our offerings that leverage our unique set of mobility assets, including carrier grade cloud-mobility and connectivity platform, Wi-Fi authentication and transaction settlement infrastructure, and our global commercial Wi-Fi network.

Our business is structured and reported around two segments: (i) Mobility Services; and (ii) Managed Network Services.

Mobility Services:

Our Mobility Services segment is comprised of two service offerings: (1) Enterprise Mobility Services; and (2) Carrier Wi-Fi Enablement Services. We believe that we are leveraging our technology, global infrastructure expertise and market presence in the mobility space to address the market demands and needs of enterprises and telecommunication carriers, as follows:

•

Enterprise Mobility Services: Our Enterprise Mobility Services offerings provide large enterprise customers with mobile connectivity, cost analysis, reporting and policy compliance management tools, as well as global Wi-Fi network access. Enterprise Mobility Services offerings consist of our Open Mobile Enterprise platform, our legacy Mobile Office offering, and our Mobile Network Services. We go to market with these enterprise mobility offerings through a combination of our global direct sales force, a worldwide network of reseller partners, a group of leading global telecommunication carriers who white-label our Open Mobile platform for providing these mobility services to their enterprise customers, and through mobile device management (MDM) partners. Our growth strategy continues to be focusing on accelerating smartphone and tablet penetrations, driving enterprise customer migrations to and deployments of Open Mobile, and driving scale through the carrier channel.

•

Carrier Wi-Fi Enablement Services (“iPass OMX” or “OMX”): Our OMX platform provides international Wi-Fi roaming, Wi-Fi data offload and Wi-Fi exchange services to global telecommunications carriers and service providers. In 2011, we launched these services leveraging and incorporating our Open Mobile platform technology, global Wi-Fi authentication and settlements infrastructure, and our worldwide Wi-Fi Network to provide mobile network operators, telecommunications carriers and service provider partners around the world with the infrastructure to offer their subscribers new Wi-Fi based mobility services. While this is a new business, we have continued to sign carrier partners to our OMX platform to drive Wi-Fi roaming traffic and are focused on increasing carrier/service provider deployments in order to drive future OMX revenues. In addition, we continue to build-out both the OMX platform functionality and carrier/service provider membership while evolving supply dynamics to support increased traffic globally. We believe this will be a meaningful driver of value for our company.

Managed Network Services (“iPass MNS” or “MNS”):

iPass MNS provides enterprise customers in North America with network and management services that connect their branch offices and retail locations. We believe the MNS value proposition is a significant price-for-performance value over traditional or legacy private networking services and is used by enterprises in a range of industries. We have recently begun to leverage our mobility services expertise within the MNS business and customer base and have launched a new Managed Wi-Fi business that expands the MNS platform to enable enterprises and retailers to deliver in-store/in-office Wi-Fi experience to their employees and customers. We are focused on continued revenue growth in our MNS business through new customer acquisitions and by delivering additional offerings that leverage synergies with our mobility expertise.

For a detailed discussion regarding our business, including our strategy and our service offerings, see "Item 1. Business" included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Significant Trends and Events, and Key Operating Highlights

A key initiative of iPass is to drive both sales of Open Mobile Enterprise and customer deployments of the Open Mobile platform to produce greater Open Mobile user penetration and greater use of both our mobility platform services and network services. In addition, we are focusing on continuing to build-out the OMX ecosystem of telecommunications carrier partners to generate Wi-Fi roaming revenue and provide the foundation for Wi-Fi exchange functionality.

The following describes significant trends and events, and key operating highlights of our business during the second quarter of 2012:

(1) Strong User Growth in Open Mobile Enterprise Business

We have continued to grow the number of Open Mobile monetized users, both active and gross, on a combination of user growth in existing enterprise customers, continued customer migrations to Open Mobile and traction in adding users through carrier channel partners. The number of Active Open Mobile Enterprise Monetized users for June 2012 was 212,000, an increase of 57% or 77,000 over March 2012 and an increase of 293% or 158,000 over December 2011. The number of Gross Open Mobile Enterprise Monetized users for June 2012 was 491,000, an increase of 53% or 170,000 over March 2012 and an increase of 113% or 260,000 over December 2011. See “Key Operating Metrics” below for a full discussion of our user metrics.

During the quarter, we signed Open Mobile agreements with several large enterprise customers globally. We also signed a number of significant enterprise customers to Open Mobile Express, a recently launched lightweight version of iPass Open Mobile, which provides enterprises with quick, easy and cost-effective access to our global Wi-Fi footprint. In addition, we continued to release new versions of iPass Open Mobile for smartphone and tablet clients (Android and iOS), focused on simplifying client activation and provisioning for IT administrators and end users.

(2) Sizeable Growth of iPass Global Wi-Fi Network Footprint

We expanded the iPass global Wi-Fi network footprint to more than one million commercial Wi-Fi hotspots in over 110 countries globally and across leading Wi-Fi venues, including more than 2,600 airport hotspots, 60,000 hotels and convention centers, and over 690,000 retail and small business locations with infrastructure that is integrated with more than 140 leading global Wi-Fi operators.

(3) Continued Traction Adding Carrier Customers to iPass Open Mobile Exchange (iPass OMX)

During the quarter, we increased momentum and traction in building-out the iPass OMX eco-system with new platform relationships with key telecom carrier partners including mobile operators and telecommunication service providers in Europe and Asia. iPass Open Mobile Exchange enables these carriers to offer their subscribers new Wi-Fi based mobility services such as seamless global roaming on smartphones and tablet devices.

(4) Strong and Consistent Revenue Growth in iPass Managed Network Services (iPass MNS)

MNS revenue increased by 12% and 13% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, on continued traction with our fully-managed high bandwidth Branch VPN service in the retail, financial, insurance and healthcare markets. During the quarter, we completed a large deployment of our Wi-Fi extend solution to a national retailer with over 1,000 stores. We also released a new Wide Area Network product offering, iPass MultiLink Connect, with significantly faster speeds over MPLS services, which offers enterprises a fully-managed, highly available WAN IP VPN solution providing a strong foundation for retail or branch office Wi-Fi networks.

(5) Continued Decline in Network Revenue from Legacy Offerings

Network revenue has historically been predominantly generated from the use of our network services by users on our legacy Mobile Office product. In 2011, we began to generate network revenue from users on our new Open Mobile platform. While we continue to sign-on new users and migrate existing users from our legacy product to Open Mobile, we have experienced an anticipated decline in Wi-Fi network usage by our legacy Mobile Office users. Year-to-date this legacy-driven decline has outpaced the growth in Wi-Fi network usage driven by Open Mobile platform users as the lengthy deployment cycle time in large enterprise IT departments and the declining value proposition of the legacy product have been the prevailing factors in this migration process.

In addition, we have also continued to experience the anticipated decline in network revenues from our legacy 3G, minimum commitments and dial-up offerings, which we believe will continue during the remainder of 2012. The decline in 3G revenues was a result of lower usage levels as we move away from 3G network sales and continue to focus on growing our Open Mobile platform revenue and Wi-Fi services. The decline in minimum commitment revenue was primarily due to renegotiating customer agreements to lower commit levels.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

Total Average Monthly Monetized Users

Total Average Monthly Monetized Users (“AMMU”) is a key metric that we use to track and evaluate the operating performance of our overall enterprise mobility business. The AMMU metric is based on the number of active users of our network and platform services across both our legacy Mobile Office offering and new Open Mobile Enterprise offerings. There is some overlap for users that may be active users of both our network and platform services in a given month. Network users are billed for their use of our Wi-Fi, dial-up or 3G network services. Platform users are billed for their use of our legacy Mobile Office client or our Open Mobile client. AMMU is defined as the average number of users per month, during a given quarter, for which a fee was billed by us to a customer for such users.

The following table summarizes the Total Average Monthly Monetized Users:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Number of users in thousands)
Total Average Monthly Monetized Users	582	591	(1.5%)	582	601	(3.2%)
Network	129	174	(25.9%)	134	177	(24.3%)
Platform	545	538	1.3%	543	546	(0.5%)

The AMMU of our network services decreased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the decline in network users on our legacy Mobile Office product, specifically legacy dial-up, Wi-Fi, and 3G users that declined by 46%, 24%, and 12%, respectively, for the comparative three months and by 47%, 24% and 9%, respectively, for the comparative six months.

The AMMU of our Open Mobile platform users continues to ramp-up while our legacy Mobile Office client users continues to decline. For the three month period, this dynamic resulted in net incremental growth to platform users whereas for the six month period it resulted in a slight net decline.

Open Mobile Enterprise Monetized Users

We also track users on our Open Mobile offering to provide additional visibility into the overall adoption and monetization of the Open Mobile platform. These metrics are defined as follows:

(i)	Open Mobile Enterprise Monetized Users—Active. Represents the number of Open Mobile users who were billed Open Mobile platform fees and who have used or deployed Open Mobile (this is synonymous with the definition of our AMMU metric with the data here being reported for the number of users in the month being presented).

(ii)	Open Mobile Enterprise Monetized Users—Paying, Undeployed. Represents the number of Open Mobile users at enterprise customers for which Open Mobile platform fees were billed for the period but have not yet used Open Mobile or had Open Mobile fully-deployed.

(iii)	Open Mobile Enterprise Monetized Users—Gross. Is the sum of both Active and Paying, Undeployed Open Mobile Enterprise monetized users.

The following table reflects the number of Open Mobile Enterprise (OME) monetized users for the three broad categories of monetized users, (i) active OME monetized users, (ii) paying, undeployed OME monetized users, and (iii) gross OME monetized users, which is the sum of (i) and (ii), as follows:

	For the Month of
	June 2012	March 2012	December 2011	June 2011
	(Number of users in thousands)
Open Mobile Enterprise Monetized Users:
Active	212	135	54	12
Paying, Undeployed	279	186	177	36

Gross OME Monetized Users	491	321	231	48

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for interest income; income taxes; depreciation and amortization; stock-based compensation; restructuring charges; certain state sales and federal tax charges, and one-time non recurring discrete items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States or GAAP and should not be considered in isolation or as a substitute for operating income (loss), operating performance, net income (loss) or any other measure determined in accordance with GAAP.

The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA	$377	$(164)	$411	$(1,075)
Interest income	3	15	6	100
Income tax expense	(10)	(15)	(147)	(245)
Depreciation of property and equipment	(532)	(577)	(1,155)	(1,200)
Amortization of intangible assets	(60)	(60)	(120)	(120)
Stock-based compensation	(615)	(504)	(1,144)	(957)
Restructuring (charges) benefits and related adjustments	(9)	(10)	(5)	155
Certain state sales and federal tax items and other discrete items	(35)	257	(1)	807

GAAP Net loss	$(881)	$(1,058)	$(2,155)	$(2,535)

Adjusted EBITDA during the three and six months ended June 30, 2012, improved by $0.5 million and $1.5 million, respectively, compared to the same periods in the prior year, primarily due to a reduction in GAAP net loss of $0.2 million and $0.4 million, a reduction in benefit from the back billing of certain state and federal tax charges of $0.3 million and $0.8 million, and an increase in stock-based compensation expense of $0.1 million and $0.2 million. (See “Results of Operations” for further discussions on the factors affecting Adjusted EBITDA.)

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as (Mobility network revenue plus MNS revenue less network access costs divided by Mobility network revenue plus MNS revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
Total Network Gross Margin	47.5%	43.2%	4.3	pp	47.0%	43.7%	3.3	pp

The increase in network gross margin was primarily driven by the increase in Mobility Services Wi-Fi network gross margin as well as an increase in the MNS network gross margin. Mobility Services network gross margin increased primarily due to lower Wi-Fi usage which favorably impacted our network access cost but did not result in a corresponding decrease in revenue for certain customers for which we charge flat-rate pricing. MNS network gross margin increased primarily due to lower network access costs as a result of ongoing pricing favorability.

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2012, as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

From a broad perspective, we recognize and analyze revenue under two primary offerings, as reflected in our two operating segments: Mobility Services and MNS. In determining segment operating income or loss, the items that are not allocated to these segments include amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax, penalties and interest.

Sources of Revenue

Our Mobility Services segment comprises primarily two offerings, Enterprise Mobility Services and OMX services. Within our mobility services, we present revenue from three areas: (i) network revenue; (ii) platform revenue; and (iii) other fees and revenue. Network revenue consists of revenue primarily from the sale of access to our global network of Wi-Fi hotspots, hotel Ethernet, and mobile broadband services such as 3G and narrowband access technologies such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage; and a fixed-rate per user per month fee structure. Network revenue also includes minimum commitment shortfall revenue. Platform revenue consists of revenues derived from the following services: Open Mobile platform fees; Mobile Office fees and other client/platform related fees. Other fees include professional services and other mobility-related fees and services.

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

Mobility Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Mobility Services revenue	$23,942	$28,083	$49,107	$57,389
Network revenue	18,027	22,841	37,183	46,879
Platform revenue	5,408	4,655	10,802	8,988
Other fees and revenue	507	587	1,122	1,522

Mobility Services revenue as a percentage of total revenue	74.3%	79.1%	74.9%	79.8%
Dollar change	(4,141)		(8,282)
Percentage change	(14.7)%		(14.4)%

Mobility Services operating loss	(568)	(691)	(1,518)	(1,593)
Dollar change	123		75
Percentage change	17.8%		4.7%

Network Revenue

For the three months ended June 30, 2012, network revenue decreased $4.8 million or 21.1%, compared to the same periods in 2011, as a result of the decline in Wi-Fi revenue of $2.7 million caused by Wi-Fi usage decline in legacy Mobile Office users, which was partially offset by revenue increases from Open Mobile-driven Wi-Fi usage, as well as anticipated declines in 3G revenue of $1.2 million, dial up revenue of $0.5 million, and minimum commitment revenue of $0.4 million, respectively. For the six months ended June 30, 2012, network revenue decreased $9.7 million or 20.7%, compared to the same periods in 2011, as a result of the decline in Wi-Fi revenue of $5.3 million, as well as the anticipated declines in 3G, dial-up and minimum commitment revenue of $2.5 million, $1.1 million and $0.8 million, respectively.

The decrease in network revenue from Mobile Office users is discussed in “Significant Trends and Events, and Key Operating Highlights” above.

Platform Revenue

For the three and six months ended June 30, 2012, platform revenue increased $0.8 million or 16.2%, and $1.8 million or 20.2%, respectively, compared to the same periods in 2011, primarily due to growth in revenues from our Open Mobile platform of $2.0 million and $4.3 million, respectively, partially offset by decline in revenue from our legacy Mobile Office product of $1.2 million and $2.5 million, respectively, as we continue to migrate existing enterprise customers from our legacy product to our Open Mobile platform and sign new enterprise customers.

Other Fees and Revenue

For the three and six months ended June 30, 2012 other fees and revenue decreased $0.1 million or 13.6%, and by $0.4 million or 26.3%, respectively, compared to the same periods in 2011, primarily due to lower professional services fees, training and other fees, as well as lower data card maintenance fees.

Operating Loss

For the three and six months ended June 30, 2012, Mobility Services operating loss variances were insignificant compared to the same periods in 2011.

Managed Network Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
MNS revenue	$8,302	$7,428	$16,431	$14,526

MNS revenue as a percentage of total revenue	25.7%	20.9%	25.1%	20.2%
Dollar change	874		1,905
Percentage change	11.8%		13.1%

MNS operating loss	(168)	(435)	(307)	(1,114)
Dollar change	267		807
Percentage change	61.4%		72.4%

MNS Revenue

The increase in MNS revenue for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to higher monthly recurring revenue from Branch VPN and Managed Broadband Services customers of $0.9 million and $2.1 million, respectively, as a result of net new endpoint growth of 2,228 and 5,523 for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2012, Home Office customer revenue represented less than 4% of total MNS revenue.

Operating loss

For the three and six months ended June 30, 2012, compared to the same period in 2011, MNS operating loss decreased primarily due to revenue growth.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers and other direct cost of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Network access costs	$13,835	$17,209	$28,475	$34,601
As a percentage of total revenue	42.9%	48.5%	43.4%	48.1%
Dollar change	$(3,374)		$(6,126)
Percentage change	(19.6)%		(17.7)%

The decrease in network access costs for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to a combination of lower Wi-Fi, 3G and dial-up network usage that decreased Mobility Services NAC by $3.6 million and $6.8 million, respectively, partially offset by an increase in MNS NAC of $0.3 million and $0.6 million, respectively. The increase in MNS NAC was driven by net new endpoint growth.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Network operations expense	$5,407	$5,520	$10,806	$11,418
As a percentage of total revenue	16.8%	15.5%	16.5%	15.9%
Dollar change	$(113)		$(612)
Percentage change	(2.0)%		(5.4)%

Network operations expense for the three months ended June 30, 2012 decreased by $0.1 million compared to the same period in 2011, primarily due to a decrease in 3G mobile data cards subsidized expenses of approximately $0.2 million as a result of fewer cards shipped as sales efforts focus on platform and Wi-Fi services; partially offset by an increase in headcount related expenses of $0.1 million.

Network operations expenses for the six months ended June 30, 2012 decreased by $0.6 million compared to the same period in 2011, primarily due to a $0.5 million decrease in 3G mobile data cards subsidized expenses as a result of fewer cards shipped as sales efforts focus on platform and Wi-Fi services.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Research and development expenses	$3,445	$3,490	$7,147	$7,128
As a percentage of total revenue	10.7%	9.8%	10.9%	9.9%
Dollar change	$(45)		$19
Percentage change	(1.3)%		0.3%

Research and development expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 were relatively flat due to minimal changes in headcount expenses.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$5,084	$4,958	$10,434	$10,703
As a percentage of total revenue	15.8%	14.0%	15.9%	14.9%
Dollar change	$126		$(269)
Percentage change	2.5%		(2.5)%

Sales and marketing expenses increased for the three month comparative periods primarily due to an increase in salaried headcount related expenses. The decrease in sales and marketing expenses for the six month comparative periods was primarily due to a $0.2 million decrease in consulting expenses.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses, and bad debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
General and administrative expenses	$5,244	$5,203	$10,502	$10,028
As a percentage of total revenue	16.3%	14.7%	16.0%	13.9%
Dollar change	$41		$474
Percentage change	0.8%		4.7%

General and administrative expenses for the three months ended June 30, 2012 was flat overall when compared to the same period in 2011. Higher headcount expenses of $0.3 million were offset by a decrease in bad debt expense of $0.3 million due to recoveries made on previously reserved doubtful accounts.

General and administrative expenses for the six months ended June 30, 2012 was $0.5 million higher when compared to the same period in the prior year, primarily due to a $0.8 million increase in salaried headcount related expense and a $0.6 million increase in tax expenses driven by benefits realized from cash collections on invoiced sales taxes in the prior year; these increases were partially offset by a $0.4 million decrease in consulting spend and a $0.5 million decrease in bad debt expense as a result of recoveries made on previously reserved doubtful accounts.

Restructuring Charges

Restructuring charges were immaterial for the three and six months ended June 30, 2012 and 2011. During the six months ended June 30, 2011, we recorded a restructuring benefit of $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011. No such benefit was recorded during the six months ended June 30, 2012.

For further information, see Note 6, Accrued Restructuring, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

For the three and six months ended June 30, 2012 and 2011, we did not enter into any hedging contracts. Foreign exchange losses were less than $0.1 million for the three and six months ended June 30, 2012, compared to $0.1 million and $0.5 million, respectively, in the same periods in 2011. Foreign exchange losses for the three and six months ended June 30, 2011, were primarily due to the weakening of the U.S. Dollar against the Euro and the British Pound at the time we settled certain non-U.S. Dollar denominated network access costs and the unfavorable re-measurement of foreign currency denominated assets and liabilities.

Provision for Income Taxes

Income tax expense for the three and six months ended June 30, 2012 was approximately $10,000 and $0.1 million, respectively, and $15,000 and $0.2 million for the three and six months ended June 30, 2011. The income tax expense recorded in the three and six months ended June 30, 2012 and 2011, primarily related to foreign and state taxes on expected profits in the foreign and state jurisdictions. The effective tax rate was 1.1% and 1.4% for the three months ended June 30, 2012 and 2011, respectively, and 7.3% and 10.7% for the six months ended June 30, 2012 and 2011, respectively.

Q3 2012 Outlook

For the third quarter of 2012 ending September 30, 2012, iPass anticipates total revenue to be in the range of $29 million to $32 million, and adjusted EBITDA income (loss) to be in the range of $(1.25) million to $0.25 million. The following table reconciles projected adjusted EBITDA income (loss) to projected net loss:

	(In millions)
Adjusted EBITDA Income (Loss)	$(1.3)		$0.3
(a) Provision for income taxes		(0.1)
(b) Depreciation of property and equipment		(0.5)
(c) Amortization of intangible assets		(0.1)
(d) Stock-based compensation		(0.5)

GAAP Net Loss	$(2.5)		$(0.9)

The projected Adjusted EBITDA income (loss) does not include the projected impact of any foreign exchange gains or losses.

Liquidity and Capital Resources

	Six months ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$1,877	$(4,668)
Net cash used in investing activities	(2,800)	(397)
Net cash provided by financing activities	741	422

Net decrease in cash and cash equivalents	$(182)	$(4,643)

Operating Activities

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2012, compared to net cash used in operating activities of $4.7 million for the same period in 2011. The predominant factor in net cash provided by (used in) operating activities is changes in operating assets and liabilities which was primarily due to timing of when we settle our payables and collect from our customers. Non-cash adjustments were $0.5 million lower for the six months ended June 30, 2012 compared to the prior year, primarily due to a $0.3 million benefit from recoveries on previously reserved doubtful accounts in the current year compared to a $0.2 million expense in the prior year.

Investing Activities

During the six months ended June 30, 2012 and 2011, we used $3.3 million and $0.7 million, respectively, for capital expenditures. The significant increase in capital expenditures is primarily related to our planned implementation of a new enterprise resource planning system and leasehold improvements related to relocation to a new office. These capital expenditures were offset by cash received upon our partial release from certain letters of credit for a vendor which are recorded as restricted cash.

Financing Activities

During the six months ended June 30, 2012 and 2011, net cash provided by financing activities was $0.7 million and $0.4 million, respectively, due to proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan.

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

The amount of cash and cash equivalents held by our foreign subsidiaries as of June 30, 2012, and December 31, 2011, was $1.8 million and $1.3 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S. As of June 30, 2012, accounts receivables from European customers represented 37% of total accounts receivable of which 49% were aged within our standard credit term of 30 days and 99% were aged less than 90 days.

Primary Uses of Cash

Our principal use of cash in the first half of 2012, was for network access costs, payroll related expenses and general operating expenses including marketing, travel, office rent, capital expenditures, and settlement of certain incremental sales tax obligations.

Capital Expenditure: During the six months ended June 30, 2012 and 2011, we used $3.3 million and $0.7 million, respectively, for capital expenditures. The significant increase in capital expenditures is primarily related to our planned implementation of a new enterprise resource planning system and leasehold improvements related to relocation to a new office.

Contractual Commitments

	Total	Less Than 1 Yr	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$9,602	$3,057	$6,026	$519
Minimum Purchase Commitments(1)	5,757	3,800	1,957	—

Total Contractual Obligations	$15,359	$6,857	$7,983	$519

(1)	In the normal course of our business, we have signed contracts with certain network service providers, mobile data providers and other vendors under which we have minimum purchase commitments. These commitments expire on various dates through April 2015.

For information on our other contractual commitments that are not materially different from those at December 31, 2011, see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011. Contractual commitments at December 31, 2011, were $10.8 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2012, and December 31, 2011, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended June 30, 2012 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of June 30, 2012, we had cash and cash equivalents of $25.3 million, restricted cash of $1.5 million and no short-term investments. As of December 31, 2011, we had cash and cash equivalents of $25.4 million, restricted cash of $1.9 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to any material interest rate risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Controls over Financial Reporting

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 7, 2012, have not substantively changed, except for the addition of the following:

Our decision to “End-of-Life” our legacy Mobile Office product could impact our legacy product revenue.

As of July 1, 2012 our Mobile Office product line reached end-of-life. While the Mobile Office product will continue to function for existing customers, we will no longer support our Mobile Office product and will begin charging extended support fees to our customers who continue to use Mobile Office. While we believe that the end-of-life of Mobile Office will encourage our customers to migrate to our Open Mobile Office platform, Mobile Office customers may decide to instead terminate their service with us. If the number of Mobile Office customers who decide to terminate their service with us is greater than expected, our results of operations could be negatively impacted.

We are in the process of implementing a new enterprise resource planning (ERP) solution. Risks generally associated with the implementation of an ERP system may adversely affect operations and/or the effectiveness of internal controls over financial reporting.

During the fourth quarter of 2012, we plan to go-live with a new ERP system to enhance our operating efficiencies, provide more timely operating and financial information, and scale our infrastructure efficiently in support of our business model. Implementations of ERP systems and related software carry potential risks such as cost overruns, project delays and business interruptions. If we experience a material business interruption as a result of the ERP implementation, it could have a material adverse effect on our business. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect our financial reporting systems, our ability to produce financial reports, or the effectiveness of internal controls over financial reporting.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 8, 2012	/s/ STEVEN H. GATOFF
Steven H. Gatoff
Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(5)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.