Form 10-Q
period 2012-09-30
IPASS INC
filed 2012-11-08
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2012 was 61,268,745.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,500	$25,439
Accounts receivable, net of allowance for doubtful accounts of $1,071 and $1,605, respectively	19,395	21,307
Prepaid expenses and other current assets	5,651	5,938

Total current assets	51,546	52,684

Property and equipment, net	6,516	4,013
Intangible assets, net	—	169
Other assets	4,699	6,239

Total assets	$62,761	$63,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,090	$8,701
Accrued liabilities	9,856	9,502
Deferred revenue, short-term	3,871	3,852

Total current liabilities	21,817	22,055

Deferred revenue, long-term	2,987	3,134
Other long-term liabilities	531	469

Total liabilities	25,335	25,658

Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 61,283,781 and 59,097,542 shares issued and outstanding, respectively)	61	59
Additional paid-in capital	212,527	209,624
Accumulated deficit	(175,162)	(172,236)

Total stockholders’ equity	37,426	37,447

Total liabilities and stockholders’ equity	$62,761	$63,105

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$30,818	$34,411	$96,356	$106,326
Cost of revenues and operating expenses:
Network access costs	12,574	15,647	41,049	50,249
Network operations	5,126	5,427	15,932	16,845
Research and development	3,300	3,715	10,447	10,843
Sales and marketing	4,547	5,350	14,981	16,053
General and administrative	5,645	5,092	16,147	15,120
Restructuring charges (benefits) and related adjustments	10	(7)	16	(162)
Amortization of intangible assets	50	60	169	179

Total cost of revenue and operating expenses	31,252	35,284	98,741	109,127

Operating loss	(434)	(873)	(2,385)	(2,801)
Interest income	4	5	10	104
Foreign exchange gains (losses), net	(66)	66	(129)	(395)

Loss before income taxes	(496)	(802)	(2,504)	(3,092)
Provision for income taxes	275	1	422	246

Net loss	$(771)	$(803)	$(2,926)	$(3,338)

Comprehensive loss	$(771)	$(803)	$(2,926)	$(3,338)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.06)
Number of shares used in per share calculations:
Basic and diluted	61,094,346	58,776,585	60,450,920	58,346,859

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,926)	$(3,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,781	1,348
Amortization of intangible assets	169	179
Depreciation and amortization	1,660	1,731
Loss on disposal of property and equipment	3	87
Provision for (recovery of) doubtful accounts	(203)	369
Change in sales tax liability estimation	—	(395)
Changes in operating assets and liabilities:
Accounts receivable	2,115	1,469
Prepaid expenses and other current assets	787	439
Other assets	569	481
Accounts payable	(681)	(3,027)
Accrued liabilities	354	(3,915)
Deferred revenue	(128)	589
Other liabilities	62	(207)

Net cash provided by (used in) operating activities	3,562	(4,190)

Cash flows from investing activities:
Purchases of property and equipment	(4,096)	(1,253)
Change in restricted cash pledged for letter of credit	471	286

Net cash used in investing activities	(3,625)	(967)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,194	708
Stock repurchase	(70)	—

Net cash provided by financing activities	1,124	708

Net increase (decrease) in cash and cash equivalents	1,061	(4,449)
Cash and cash equivalents at beginning of period	25,439	30,746

Cash and cash equivalents at end of period	$26,500	$26,297

Supplemental disclosures of cash flow information:
Net cash paid for taxes	$310	$490
Accrued amounts for acquisition of property and equipment	458	206

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles or GAAP consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Condensed Consolidated Financial Statements for December 31, 2011 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The recurring fair value measurements of these financial assets (excluding cash) and non-financial liabilities were determined using the following inputs at September 30, 2012, and December 31, 2011, respectively:

	As of September 30, 2012				As of December 31, 2011
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds (1)	$18,293	$—	$—	$18,293	$18,286	$—	$—	$18,286

Total financial assets	$18,293	$—	$—	$18,293	$18,286	$—	$—	$18,286

Non-financial liabilities
Lease liabilities incurred in connection with the restructuring plan (2)	$—	$—	$525	$525	$—	$—	$736	$736

Total non-financial liabilities	$—	$—	$525	$525	$—	$—	$736	$736

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Lease liabilities are recorded at fair value and are included as liabilities in the Company’s condensed consolidated balance sheets. The lease liabilities were recorded in connection with lease abandonment plans implemented in 2009 (see Note 6 for further discussion of restructuring plans). Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms. The sublease income estimate was considered a significant unobservable input because of uncertainty regarding future lease payments. Significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement. The average discounted monthly sublease income estimate ranges between zero to approximately $15,400 over the remaining sublease term of 30 months as of September 30, 2012, and between zero to approximately $15,600 over the remaining sublease term of 39 months as of December 31, 2011.

There were no transfers between Levels 1, 2, and 3 from December 31, 2011, through September 30, 2012.

As of September 30, 2012, and December 31, 2011, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Equipment	$14,335	$15,220
Furniture and fixtures	2,214	2,407
Computer software	6,895	6,767
Capital work-in-progress	2,899	730
Leasehold improvements	1,574	1,308

	27,917	26,432
Less: Accumulated depreciation and amortization	(21,401)	(22,419)

Property and equipment, net	$6,516	$4,013

Depreciation expense was approximately $0.5 million for each of the three months ended September 30, 2012 and 2011. Depreciation expense was approximately $1.7 million for each of the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, the Company retired approximately $2.7 million and $3.6 million, respectively, of gross property and equipment, largely all of which were fully depreciated. The Company did not retire any property and equipment during the three months ended September 30, 2012 and 2011.

The Company is in the process of implementing a new enterprise resource planning system and capitalizes qualifying costs related to the implementation. As of September 30, 2012 and December 31, 2011, the Company recorded $2.9 million and $0.7 million of implementation costs to capital work-in-progress.

Note 4. Other Assets

Other assets consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Prepaid lease obligations	$288	$461
Deferred installation costs	2,335	2,686
Deposits	796	834
Long-term deferred tax assets, net	310	310
Restricted cash (1)	970	1,941
Other long-term assets	—	7

	$4,699	$6,239

(1)	As of September 30, 2012, the Company classified approximately $0.5 million of restricted cash as prepaid expenses and other current assets.

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued sales tax liabilities	$1,048	$1,858
Accrued restructuring liabilities – current (1)	200	267
Accrued network access costs	2,228	2,418
Accrued bonus, commissions and other employee benefits	3,586	2,829
Amounts due to customers	968	570
Other accrued liabilities	1,826	1,560

	$9,856	$9,502

(1)	See Note 6. Accrued Restructuring.

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

The following is a roll forward of restructuring liability for the three and nine months ended September 30, 2012 and 2011:

	Restructuring Costs for the Three Months Ended September 30,
	2012	2011
	(In thousands)
Beginning balance as of June 30	$633	$1,003
Restructuring charges (benefits) and related adjustments	10	(7)
Payments	(118)	(173)

Ending balance as of September 30	$525	$823

	Restructuring Costs for the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Beginning balance as of December 31	$736	$1,641
Restructuring charges (benefits) and related adjustments	16	(162)
Payments	(227)	(656)

Ending balance as of September 30	$525	$823

As of September 30, 2012, the Company classified approximately $0.2 million of the restructuring liability as accrued liabilities, and the remaining $0.3 million in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases ending in April 2015 (net of expected sublease income).

During the nine months ended September 30, 2011, the Company recorded a restructuring benefit of approximately $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011.

Note 7. Commitments and Contingencies

Lease and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through June 2017. Certain leases are cancellable prior to lease expiration dates. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plans, as of September 30, 2012, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2012	$803
2013	3,032
2014	3,045
2015	1,306
2016	530
Thereafter	97

$8,813

The table above includes approximately $1.0 million in facility lease obligations which are included in accrued restructuring liabilities net of $0.5 million expected sublease income.

The Company has contracts with certain network service providers, mobile data providers and other vendors which have minimum purchase commitments that expire on various dates through April 2015. Future minimum purchase commitments under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2012	$2,045
2013	2,045
2014	314
2015	14

$4,418

At September 30, 2012, the Company had no material commitments for capital expenditures.

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

Note 8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for options and awards to purchase common stock, unless the result of adding such shares would be anti-dilutive. Participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share but are excluded from the calculation of diluted net loss per common share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(771)	$(803)	$(2,926)	$(3,338)

Denominator:
Denominator for basic and diluted net loss per common share – weighted average shares outstanding	61,094,346	58,776,585	60,450,920	58,346,859
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.05)	$(0.06)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	2,756,280	5,529,864	2,398,451	5,129,002
Restricted stock awards, considered participating securities	1,973,888	1,051,090	1,801,444	1,124,896

Total	4,730,168	6,580,954	4,199,895	6,253,898

Note 9. Segment and Geographical Information

The Company’s two reportable operating segments are: Mobility Services; and Managed Network Services (“iPass MNS” or “MNS”). The Mobility Services segment includes the platform and network services that help enterprises manage the networks, connections and devices used by their mobile workforce as well as the network connection services itself. The MNS Segment includes enterprise remote and branch office secure connectivity services. The Company’s Chief Operating Decision Maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenue, segment income or loss from operations before income taxes not including amortization of intangibles, restructuring and incremental sales tax, penalties and interest.

The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to the respective segments. In addition to direct costs, certain indirect costs are allocated to each segment including costs relating to facilities, employee benefits and payroll taxes, and shared services in management, finance, legal, human resources, and information technology. Indirect costs are allocated based on headcount, salaries and segment revenue contribution. The total pool of operating costs and network access costs allocated to the reportable segments were $31.2 million and $35.5 million for the three months ended September 30, 2012 and 2011, respectively, and $98.6 million and $110.1 million for the nine months ended September 30, 2012 and 2011, respectively. Costs related to amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax penalties and interest are not allocated to segments. By definition, segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating loss for each reportable segment for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Net Revenue	Total Segment Operating Loss	Net Revenue	Total Segment Operating Loss
	(In thousands)
2012
Mobility Services	$22,372	$(251)	$71,479	$(1,768)
MNS	8,446	(132)	24,877	(440)

Total Segment	$30,818	$(383)	$96,356	$(2,208)

2011
Mobility Services	$26,905	$(893)	$84,294	$(2,487)
MNS	7,506	(210)	22,032	(1,324)

Total Segment	$34,411	$(1,103)	$106,326	$(3,811)

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the three and nine months ended September 30, 2012 and 2011, to arrive at net revenue. Depreciation allocated to the Mobility Services segment was $0.4 million and $1.4 million for the three and nine months ended September 30, 2012, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2011. Depreciation allocated to the MNS segment was $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2011.

Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total segment operating loss	$(383)	$(1,103)	$(2,208)	$(3,811)
Amortization of intangibles	(50)	(60)	(169)	(179)
Restructuring (charges) benefits and related adjustments	(10)	7	(16)	162
Certain state sales tax and federal tax items	9	283	8	1,027

Total operating loss	(434)	(873)	(2,385)	(2,801)

Interest income	4	5	10	104
Foreign exchange gains (losses), net	(66)	66	(129)	(395)

Total loss before income taxes	$(496)	$(802)	$(2,504)	$(3,092)

The following table summarizes total Company revenue by country or by geographical region for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	59%	59%	59%	59%
EMEA	31%	32%	31%	32%
Asia Pacific	10%	9%	10%	9%

No country, other than the United States, represented 10% or more of total revenue for the three and nine months ended September 30, 2012 and 2011. No individual customer represented 10% or more of total revenue for the three and nine months ended September 30, 2012 and 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events, and Key Operating Highlights	Operating, financial and other material trends and highlights that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

Results of Operations	An analysis of our financial results comparing the three months and the nine months ended September 30, 2012, and September 30, 2011

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows since December 31, 2011, and discussion of our financial and liquidity condition

The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates”, “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A. below, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We provide global enterprises and telecommunications carriers with cloud-based mobility management and network connectivity services. With our unique technology platform, we offer enterprises cross-device, cross-network Internet connectivity services through the iPass global Wi-Fi network along with connection policy enforcement, real time reporting and analysis of all mobile network activity across their employee base. Based on this same technology and our global authentication and settlements infrastructure, we also offer global telecommunications service providers with Wi-Fi enablement services that allow Wi-Fi providers to monetize their Wi-Fi network with ‘visiting’ subscribers, provide their subscribers with global Wi-Fi connectivity, and enable data offload solutions for Wi-Fi transactions and settlements exchange among global telecommunications providers.

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

Mobility Services:

Our Mobility Services segment is comprised of two service offerings: (1) Enterprise Mobility Services; and (2) Carrier Wi-Fi Enablement Services. We believe that we are leveraging our technology, global infrastructure expertise and market presence in the mobility space to address the market demands and needs of enterprises and telecommunications carriers, as follows:

•

Enterprise Mobility Services: Our Enterprise Mobility Services offerings provide large enterprise customers with mobile connectivity, cost analysis, reporting and policy compliance management tools, as well as global Wi-Fi network access. Enterprise Mobility Services offerings consist of our Open Mobile Enterprise platform, our legacy Mobile Office offering, and our Mobile Network Services. We go to market with these enterprise mobility offerings through a combination of our global direct sales force, a worldwide network of reseller partners, and a group of leading global telecommunications carriers who white-label our Open Mobile platform for providing these mobility services to their enterprise customers, and through mobile device management (MDM) partners. Our growth strategy continues to be focusing on accelerating smartphone and tablet penetrations, driving enterprise customer migrations to and deployments of Open Mobile, and driving scale through the carrier channel.

•

Carrier Wi-Fi Enablement Services (“iPass OMX” or “OMX”): Our OMX platform provides international Wi-Fi roaming, Wi-Fi data offload and Wi-Fi exchange services to global telecommunications carriers and service providers. In 2011, we launched these services leveraging and incorporating our Open Mobile platform technology, global Wi-Fi authentication and settlements infrastructure, and our worldwide Wi-Fi Network to provide mobile network operators, telecommunications carriers and service provider partners around the world with the infrastructure to offer their subscribers new Wi-Fi based mobility services. While this is a new business, we have continued to sign carrier partners to our OMX platform and are focused on increasing carrier/service provider deployments to drive OMX revenues primarily from Wi-Fi roaming traffic. In addition, we continue to build-out both the OMX platform functionality and carrier/service provider membership while evolving supply dynamics to support increased traffic globally. We believe this will be a meaningful driver of value for our company.

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

The following describes significant trends and events, and key operating highlights of our business during the third quarter of 2012:

(1) Strong Continued User Growth in Open Mobile Enterprise Business

We have continued to grow the number of Open Mobile monetized platform users, both active and gross, on a combination of user growth in existing enterprise customers, continued customer migrations to Open Mobile and traction in adding users through carrier channel partners. The number of Active Open Mobile Enterprise monetized platform users for September 2012 was 293,000, an increase of 38% or 81,000 over June 2012 and an increase of 443% or 239,000 over December 2011. Active Open Mobile Enterprise monetized platform users for September 2012 represented approximately 50% of the total number of Active monetized platform users compared to 5% in September 2011. The number of Gross Open Mobile Enterprise monetized platform users for September 2012 also showed strong growth, ending the month at 758,000, an increase of 54% or 267,000 over June 2012 and an increase of 228% or 527,000 over December 2011. See “Key Operating Metrics” below for a full discussion of our key user metrics.

For the three months ended September 30, 2012, we signed more than 80 Open Mobile agreements including several large enterprise customers ending the quarter with over 600 Open Mobile Enterprise customers globally. We added an innovative service offering called Open Mobile Express that allows enterprise customers with Bring-Your-Own-Device (BYOD) programs to provide company-sponsored global Wi-Fi services with direct end-user billing capabilities.

We continued to release new versions of iPass Open Mobile containing features such as International Inflight Support on select transcontinental flights, user visibility to the quality and capability of their Internet connection, and simplified client activation and provisioning for IT administrators and end users.

(2) Expansion of iPass Global Wi-Fi Network

We nearly doubled the iPass global Wi-Fi network footprint since the beginning of 2012, ending the quarter with more than 1.1 million commercial Wi-Fi hotspots in over 110 countries globally and across leading Wi-Fi venues, including major airports, convention centers, airplanes, hotels, restaurants, retail and small business locations with infrastructure that is integrated with more than 140 leading global Wi-Fi operators.

We focused key resources on improving end-user Wi-Fi experience through new footprint monitoring and hotspot quality control where guiding user experience to reliable, fast, and secure networks improves the iPass value proposition, especially around intelligent connectivity.

(3) Continued Momentum in iPass Open Mobile Exchange (iPass OMX)

During the quarter, we continued to build-out the iPass OMX Wi-Fi ecosystem by signing new platform relationships with large global carrier and network partners including mobile operators and telecommunication service providers.

With our global Wi-Fi roaming network, we continued to attract service providers throughout the world to join iPass OMX including Southern Africa’s largest Wi-Fi provider, the largest telecom operator in the Middle East, and other providers in Hong Kong and Greater Asia.

In addition, certain network providers in the Middle East and China have launched their first global Wi-Fi data roaming solutions, based on iPass OMX, to their subscriber base.

As of September 30, 2012, we support 19 telecommunications service providers with a combined total of 974 million mobile subscribers worldwide.

(4) Consistent Revenue Growth at iPass Managed Network Services

MNS revenue increased by 13% for each of the three and nine months ended September 30, 2012, compared to the same periods in 2011, on continued growth with our high bandwidth, highly available WAN Connect VPN, managed Broadband and managed Wi-Fi solutions in the financial, insurance, retail and healthcare markets. The number of endpoints at Branch/Retail customers has grown from approximately 22,200 as of September 30, 2011, to over 23,600 endpoints as of September 30, 2012.

We continued traction with the current year release of MNS’ managed Wi-Fi service offering including support for an in-store Wi-Fi network for a large nationwide clothing retailer with over 700 locations.

(5) Continued Decline in Network Revenue from Legacy Offerings

Network revenue is generated predominantly from the use of our network services by users on our legacy Mobile Office product which was end-of-life as of July 1, 2012. While we continue to drive customer migrations to Open Mobile, we continue to experience an anticipated decline in Wi-Fi network usage by our legacy Mobile Office users. Year-to-date, this legacy-driven decline has outpaced the growth in Wi-Fi network usage by Open Mobile platform users. See “Risk Factors” in Part II, Item 1A. below for a full discussion on our decision to “End-of-Life” our legacy Mobile Office product and the impact on our legacy product revenue.

In addition, we have also continued to experience the anticipated decline in network revenues from our legacy 3G, minimum commitments and dial-up offerings, which we believe will continue during the remainder of 2012. The decline in 3G revenues was a result of lower usage levels as we move away from 3G network sales and continue to focus on growing our Open Mobile platform revenue and Wi-Fi services. The decline in minimum commitment revenue was primarily due to the renegotiation of customer agreements to lower commit levels.

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

The following table summarizes the Total Average Monthly Monetized Users:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands, except percentages)
Total Average Monthly Monetized Users	629	561	12.1%	598	587	1.9%
Network	112	156	(28.2%)	127	170	(25.3%)
Platform	590	510	15.7%	559	534	4.7%

The AMMU of our network services decreased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to the decline in network users on our legacy Mobile Office product, primarily legacy Wi-Fi users that declined by 57,000 or 51% for the comparative three months and by 51,000 or 41% for the comparative nine months. These declines were partially offset by Wi-Fi network users on our Open Mobile product which grew by 24,000 users or 800% for the comparative three months, and 18,000 users or 900% for the comparative nine months. Open Mobile Wi-Fi network users for the three months ended September 30, 2012 were approximately 27,000 or 33% of total Wi-Fi network users, and legacy Wi-Fi network users were approximately 54,000 or 67% of total Wi-Fi network users.

The AMMU of our Open Mobile platform users continues to ramp-up while our legacy Mobile Office client users continue to decline. For the three and nine month periods, this dynamic resulted in net incremental growth to platform users. Open Mobile platform users for the three months ended September 30, 2012 were approximately 270,000 or 46% of total platform AMMU and legacy platform users were approximately 320,000 or 54% of total platform AMMU.

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

The following table reflects the number of Open Mobile Enterprise (OME) monetized users for the three broad categories of monetized users, (i) active OME monetized users, (ii) paying, undeployed OME monetized users, and (iii) gross OME monetized users, which is the sum of (i) and (ii), as follows:

	For the Month of
	September 2012	June 2012	March 2012	December 2011
	(Number of users in thousands)
Open Mobile Enterprise Monetized Users:
Active	293	212	135	54
Paying, Undeployed	465	279	186	177

Gross OME Monetized Users	758	491	321	231

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for: interest income; income taxes; depreciation and amortization; stock-based compensation; restructuring charges; certain state sales and federal tax charges, and one-time non recurring discrete items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States or GAAP and should not be considered in isolation or as a substitute for operating income (loss), operating performance, net income (loss) or any other measure determined in accordance with GAAP.

The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA	$693	$(272)	$1,104	$(1,348)
Interest income	4	5	10	104
Income tax expense	(275)	(1)	(422)	(246)
Depreciation of property and equipment	(505)	(531)	(1,660)	(1,731)
Amortization of intangible assets	(50)	(60)	(169)	(179)
Stock-based compensation	(637)	(392)	(1,781)	(1,348)
Restructuring (charges) benefits and related adjustments	(10)	7	(16)	162
Certain state sales and federal tax items and other discrete items	9	441	8	1,248

GAAP Net loss	$(771)	$(803)	$(2,926)	$(3,338)

Adjusted EBITDA during the three and nine months ended September 30, 2012, improved by $1.0 million and $2.5 million, respectively, compared to the same periods in the prior year, primarily due to a reduction in GAAP net loss of $32,000 and $0.4 million, a reduction in benefit from the back billing of certain state and federal tax charges of $0.4 million and $1.2 million, an increase in stock-based compensation expense of $0.2 million and $0.4 million, and an increase in income tax expense of $0.3 million and $0.2 million, respectively. See “Results of Operations” for further discussions on the factors affecting Adjusted EBITDA.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as (Mobility network revenue plus MNS revenue less network access costs divided by Mobility network revenue plus MNS revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
Total Network Gross Margin	48.6%	45.0%	3.6	pp	47.5%	44.1%	3.4	pp

The increase in network gross margin was primarily driven by Mobility Services increased margins due to lower network usage which favorably impacted our network access costs but did not result in a corresponding decrease in revenue for certain customers for which we charge flat-rate pricing. MNS also contributed an increase of 0.6 and 0.9 percentage points to network gross margin for the three and nine months ended September 30, 2012, respectively, as a result of pricing mix improvements on higher professional services and other value added services, and a decrease in installation costs.

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

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2012, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Sources of Revenue

Our Mobility Services segment comprises two offerings, Enterprise Mobility Services and OMX services. Within our mobility services, we present revenue from three areas: (i) network revenue; (ii) platform revenue; and (iii) other fees and revenue. Network revenue consists of revenue primarily from the sale of access to our global network of Wi-Fi hotspots, hotel Ethernet, and mobile broadband services such as 3G and narrowband access technologies such as modem dial-up. Network revenues are derived primarily from two types of fee structures: usage-based, which is based on actual network usage; and a fixed-rate per user per month fee structure. Network revenue also includes minimum commitment shortfall revenue. Platform revenue consists of revenues derived from the following services: Open Mobile platform fees; Mobile Office fees and other client/platform related fees. Other fees include professional services and other mobility-related fees and services.

Our MNS segment revenues are derived from the delivery and management of wide area networking services offered to enterprise customers primarily through our iPass MultiLink VPN, Branch VPN, and Managed Broadband services. These revenues are based on committed monthly recurring endpoint fees, upfront non-recurring fees including equipment, installation, management set-up, and shipping, and other fees and services. Each endpoint is a physical network site.

Mobility Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Mobility Services revenue:	$22,372	$26,905	$71,479	$84,294
Network revenue	15,960	20,937	53,143	67,817
Platform revenue	5,279	5,005	16,081	13,993
Other fees and revenue	1,133	963	2,255	2,484

Mobility Services revenue as a percentage of total revenue	72.6%	78.2%	74.2%	79.3%
Dollar change	(4,533)		(12,815)
Percentage change	(16.9)%		(15.2)%

Mobility Services operating loss	(251)	(893)	(1,768)	(2,487)
Dollar change	642		719
Percentage change	71.9%		28.9%

Network Revenue

For the three months ended September 30, 2012, network revenue decreased $5.0 million or 23.8%, compared to the same period in 2011, primarily as a result of the decline in Wi-Fi revenue of $3.2 million caused by Wi-Fi usage decline in legacy Mobile Office users outpacing Open Mobile-driven Wi-Fi usage and partially offset by $0.2 million of collections on fully-reserved receivables; as well as anticipated declines in 3G, dial-up and minimum commitment revenue of $1.2 million, $0.4 million, and $0.6 million, respectively. For the nine months ended September 30, 2012, network revenue decreased $14.7 million or 21.6%, compared to the same period in 2011, primarily as a result of the decline in Wi-Fi revenue of $8.6 million, as well as the anticipated declines in 3G, dial-up and minimum commitment revenue of $3.7 million, $1.5 million and $1.3 million, respectively.

The decrease in network revenue from Mobile Office users is discussed in “Significant Trends and Events, and Key Operating Highlights” above.

Platform Revenue

For the three and nine months ended September 30, 2012, platform revenue increased $0.3 million or 5.5%, and $2.1 million or 14.9%, respectively, compared to the same periods in 2011, primarily due to growth in revenues from our Open Mobile platform of $1.5 million and $5.8 million, respectively, partially offset by decline in revenue from our legacy Mobile Office product of $1.2 million and $3.7 million, respectively, as we continue to migrate existing enterprise customers from our legacy product to our Open Mobile platform and sign new enterprise customers.

Other Fees and Revenue

For the three months ended September 30, 2012, other fees and revenues increased $0.2 million or 17.7% compared to the same period in 2011, primarily due to early termination fees on 3G mobile data cards and extended support fees now being charged for the end-of-life of the legacy Mobile Office product starting July 1, 2012. For the nine months ended September 30, 2012, other fees and revenue decreased by $0.2 million or 9.2% compared to the same period in 2011, primarily due to the discontinuance of support for certain legacy products towards the end of 2011.

Operating Loss

For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the decrease in Mobility Services operating loss was primarily due to the reduction of network access costs of $3.5 million and $10.3 million, respectively, corresponding with the decrease in network revenue, and decreases in operating expenses of $1.7 million and $3.3 million, respectively, due to ongoing cost management efforts.

Managed Network Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
MNS revenue	$8,446	$7,506	$24,877	$22,032

MNS revenue as a percentage of total revenue	27.4%	21.8%	25.8%	20.7%
Dollar change	940		2,845
Percentage change	12.5%		12.9%

MNS operating loss	(132)	(210)	(440)	(1,324)
Dollar change	78		884
Percentage change	37.1%		66.8%

MNS Revenue

The increase in MNS revenue for the three and nine months ended September 30, 2012, compared to the same periods in 2011 was primarily due to increased Managed Broadband Services and endpoint growth in Branch/Retail customers of $1.0 million and $3.0 million, respectively. As of September 30, 2012, the number of endpoints at Branch/Retail customers was approximately 23,600, compared to 23,400 and 22,200 as of June 30, 2012 and September 30, 2011, respectively. For the three and nine months ended September 30, 2012, Home Office customer revenue represented less than 4% of total MNS revenue.

Operating loss

For the three and nine months ended September 30, 2012, compared to the same periods in 2011, the respective decreases in MNS operating loss was primarily due to the increase in MNS revenue of $0.9 million and $2.8 million; partially offset by corresponding increases in network access costs of $0.4 million and $1.1 million on increased volumes and higher rates associated with the sale of greater bandwidth circuits, $0.2 million and $0.4 million higher headcount related expenses, and $0.2 million and $0.6 million general and administrative expense as a result of higher allocated shared costs.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Network access costs	$12,574	$15,647	$41,049	$50,249
As a percentage of total revenue	40.8%	45.5%	42.6%	47.3%
Dollar change	$(3,073)		$(9,200)
Percentage change	(19.6)%		(18.3)%

The decrease in network access costs for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to a combination of lower Wi-Fi, 3G and dial-up network usage that decreased Mobility Services NAC by $3.5 million and $10.3 million, respectively, partially offset by an increase in MNS NAC of $0.4 million and $1.1 million, respectively. The increase in MNS NAC was driven by net new endpoint growth and higher rates associated with the sale of greater bandwidth circuits.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Network operations expense	$5,126	$5,427	$15,932	$16,845
As a percentage of total revenue	16.6%	15.8%	16.5%	15.8%
Dollar	$(301)		$(913)
Percentage change	(5.5)%		(5.4)%

Network operations expense for the three months ended September 30, 2012, decreased by $0.3 million compared to the same period in 2011, primarily due to a decrease in legacy 3G mobile data cards subsidized expenses of $0.3 million as a result of fewer cards shipped, and lower rent expense of $0.1 million as a result of a reduction in space. These decreases were partially offset by an increase in headcount related expenses of $0.1 million.

Network operations expenses for the nine months ended September 30, 2012 decreased by $0.9 million compared to the same period in 2011, primarily due to decreases in legacy 3G mobile data cards subsidized expenses of $0.8 million as a result of fewer cards shipped, rent expense of $0.1 million and depreciation expense of $0.2 million; these decreases were partially offset by an increase in headcount related expenses of $0.2 million.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Research and development expenses	$3,300	$3,715	$10,447	$10,843
As a percentage of total revenue	10.7%	10.8%	10.8%	10.2%
Dollar change	$(415)		$(396)
Percentage change	(11.2)%		(3.7)%

Research and development expenses for the three months ended September 30, 2012, decreased by $0.4 million compared to the same period in 2011, primarily due to decreases in salaried headcount related expenses of $0.1 million and consulting expenses of $0.2 million.

Research and development expenses for the nine months ended September 30, 2012 decreased by $0.4 million compared to the same period in 2011, primarily due to a decrease in consulting expense of $0.5 million and depreciation expense of $0.1 million; these decreases were partially offset by an increase in salaried headcount related expenses of $0.2 million.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Sales and marketing expenses	$4,547	$5,350	$14,981	$16,053
As a percentage of total revenue	14.8%	15.5%	15.5%	15.1%
Dollar change	$(803)		$(1,072)
Percentage change	(15.0)%		(6.7)%

Sales and marketing expenses for the three months ended September 30, 2012, decreased by $0.8 million compared to the same period in 2011, primarily due to decreases in salaried headcount related expenses of $0.4 million, consulting expenses of $0.1 million, marketing expenses of $0.2 million, and rent expenses of $0.1 million.

Sales and marketing expenses for the nine months ended September 30, 2012, decreased by $1.1 million compared to the same period in 2011, primarily due to decreases in salaried headcount related expenses of $0.5 million, consulting expenses of $0.3 million, marketing expenses of $0.1 million, and rent expenses of $0.2 million.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses, and bad debt expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except percentages)
General and administrative expenses	$5,645	$5,092	$16,147	$15,120
As a percent of total revenue	18.3%	14.8%	16.8%	14.2%
Dollar change	$553		$1,027
Percentage change	10.9%		6.8%

General and administrative expenses for the three months ended September 30, 2012, was $0.6 million higher when compared to the same period in 2011, primarily due to higher salaried headcount expenses of $0.4 million and a $0.5 million increase driven by non-recurring benefits realized from cash collections on invoiced sales taxes in the prior year; these increases were partially offset by a $0.1 million decrease in consulting spend and a $0.2 million decrease in rent expense.

General and administrative expenses for the nine months ended September 30, 2012, was $1.0 million higher when compared to the same period in the prior year, primarily due to a $1.1 million increase in salaried headcount related expense and a $1.1 million increase driven by non-recurring benefits realized from cash collections on invoiced sales taxes in the prior year; these increases were partially offset by decreases of $0.6 million in consulting spend and $0.6 million in bad debt expense as a result of recoveries made on previously reserved doubtful accounts.

Restructuring Charges

Restructuring charges were immaterial for the three and nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2011, we recorded a restructuring benefit of $0.2 million related to an adjustment of previously recorded facility exit costs arising from a favorable termination and lease surrender agreement that was executed in the first quarter of 2011. No such benefit was recorded during the nine months ended September 30, 2012.

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

For the three and nine months ended September 30, 2012 and 2011, we did not enter into any hedging contracts. Foreign exchange gains and losses for the three months ended September 30, 2012, and 2011 were less than $0.1 million. For the nine months ended September 30, 2012, foreign exchange losses were $0.1 million compared to $0.4 million in the same period in 2011. Foreign exchange losses for the nine months ended September 30, 2012 and 2011, were primarily due to the weakening of the U.S. Dollar against the Euro and the British Pound at the time we settled certain non-U.S. Dollar denominated network access costs and the unfavorable re-measurement of foreign currency denominated assets and liabilities.

Provision for Income Taxes

Income tax expense for the three and nine months ended September 30, 2012, was approximately $0.3 million and $0.4 million, respectively, and $1,000 and $0.2 million for the three and nine months ended September 30, 2011. The income tax expense recorded in the three and nine months ended September 30, 2012 and 2011, primarily related to foreign taxes on expected profits in foreign jurisdictions. The effective tax rate was 55.4% and 0.1% for the three months ended, and 16.9% and 8.0% for the nine months ended September 30, 2012 and 2011, respectively and is primarily impacted during interim periods by the timing of quarterly earnings compared to our annual forecast. Our year-to-date estimate for income tax expense is higher than the same period in 2011, primarily due to the tax holiday in India that expired at the end of the first quarter of 2011.

Q4 2012 Outlook

For the fourth quarter of 2012 ending December 31, 2012, iPass anticipates total revenue to be in the range of $28 million to $32 million, and adjusted EBITDA income (loss) to be in the range of $(1.25) million to $0.25 million. The following table reconciles projected adjusted EBITDA income (loss) to projected net loss:

	(In millions)
Adjusted EBITDA Income (Loss)	$(1.3)		$0.3
(a) Provision for income taxes		$(0.2)
(b) Depreciation of property and equipment		$(0.5)
(c) Stock-based compensation		$(0.6)

GAAP Net Loss	$(2.6)		$(1.0)

The projected Adjusted EBITDA income (loss) does not include the projected impact of any foreign exchange gains or losses.

Liquidity and Capital Resources

	Nine months ended September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$3,562	$(4,190)
Net cash used in investing activities	(3,625)	(967)
Net cash provided by financing activities	1,124	708

Net increase (decrease) in cash and cash equivalents	$1,061	$(4,449)

Operating Activities

Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2012, compared to net cash used in operating activities of $4.2 million for the same period in 2011. The predominant factor in net cash provided by (used in) operating activities is changes in operating assets and liabilities which was primarily due to timing of when we settle our payables and collect from our customers. Non-cash adjustments were $0.1 million higher for the nine months ended September 30, 2012, compared to the same period in the prior year, primarily due to an increase in stock-based compensation as a result of key employee option grants and a non-recurring reduction in sales tax liability estimates in the prior year, offset by a reduction in bad debt expense from recoveries made on previously reserved doubtful accounts.

Investing Activities

During the nine months ended September 30, 2012 and 2011, we used $4.1 million and approximately $1.3 million, respectively, for capital expenditures. The significant increase in capital expenditures is primarily related to our implementation of a new enterprise resource planning system and leasehold improvements related to relocation of our MNS operations to a new office. These capital expenditures were offset by cash received upon our partial release from certain letters of credit for a vendor which are recorded as restricted cash.

Financing Activities

During the nine months ended September 30, 2012 and 2011, net cash provided by financing activities was $1.1 million and $0.7 million, respectively, due to proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan, partially offset by stock repurchases from an executive officer. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2. below for details on the stock repurchase.

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

The amount of cash and cash equivalents held by our foreign subsidiaries as of September 30, 2012, and December 31, 2011, was $1.9 million and $1.3 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S. As of September 30, 2012, accounts receivables from European customers represented 34% of total accounts receivable of which 43% were aged within our standard credit term of 30 days and 96% were aged less than 90 days.

Primary Uses of Cash

Our principal use of cash for the nine months ended September 30, 2012, was for network access costs, payroll related expenses and general operating expenses including marketing, travel, office rent, capital expenditures, and settlement of certain incremental sales tax obligations.

Capital Expenditure: During the nine months ended September 30, 2012 and 2011, we used $4.1 million and $1.3 million, respectively, for capital expenditures. The significant increase in capital expenditures is primarily related to our implementation of a new enterprise resource planning system and leasehold improvements related to relocation of our MNS operations to a new office.

Contractual Commitments

The following are our contractual commitments as of September 30, 2012:

	Total	Less Than 1 Yr	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$8,813	$3,091	$4,964	$758
Minimum Purchase Commitments(1)	4,418	3,754	664	—

Total Contractual Obligations	$13,231	$6,845	$5,628	$758

(1)	In the normal course of our business, we have signed contracts with certain network service providers, mobile data providers and other vendors under which we have minimum purchase commitments. These commitments expire on various dates through April 2015.

For information on our contractual commitments at December 31, 2011, see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011. Contractual commitments at December 31, 2011, were $10.8 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at September 30, 2012, and December 31, 2011, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and nine months ended September 30, 2012, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of September 30, 2012, we had cash and cash equivalents of $26.5 million, restricted cash of $1.5 million and no short-term investments. As of December 31, 2011, we had cash and cash equivalents of $25.4 million, restricted cash of $1.9 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to any material interest rate risk.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 7, 2012, have not substantively changed except for the addition of the following two risk factors:

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

During the first quarter of 2013, we plan to go-live with a new ERP system to enhance our operating efficiencies, provide more timely operating and financial information, and scale our infrastructure efficiently in support of our business model. Implementations of ERP systems and related software carry potential risks such as cost overruns, project delays and business interruptions. If we experience a material business interruption as a result of the ERP implementation, it could have a material adverse effect on our business. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect our financial reporting systems, our ability to produce financial reports, or the effectiveness of internal controls over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, the Compensation Committee of our Board of Directors authorized the withholding of shares upon the vesting of restricted stock awards held by an executive officer in order to satisfy tax obligations that are triggered/realized at the time of vesting; the number of shares that have been withheld from the total amount vested in order to satisfy certain tax obligations is set forth in the table below.

Date Shares Withheld	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs
August 29, 2012	36,680	$1.91	—	—

(1)	In the third quarter of 2012, the Compensation Committee of our Board of Directors authorized withholding this number of shares for the purpose of satisfying tax withholding obligations with respect to the vesting of restricted stock awards held by an executive officer of the company. In this table, the number of shares that have been withheld are referred to as the “Total Number of Shares Purchased.” We do not currently have any stock repurchase plan in place.
(2)	The price per share was equal to the closing market price of our common stock on the date the shares were withheld.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 8, 2012	/s/ STEVEN H. GATOFF
Steven H. Gatoff Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(5)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.