Form 10-K
period 2012-12-31
IPASS INC
filed 2013-03-15
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50327

iPass Inc.

(Exact name of Registrant as specified in its charter)

Delaware	93-1214598
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3800 Bridge Parkway

Redwood Shores, California 94065

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 232-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Per Share Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 29, 2012, as reported by the NASDAQ Global Select Market on that date: $123,301,469. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 8,727,041 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2012. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2013 was 61,821,210

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2013, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Overview

iPass is the global Wi-Fi roaming leader for enterprises and telecom service providers and their consumer subscribers. We believe that we are uniquely positioned to take advantage of expanding global demand for Wi-Fi. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our corporate headquarters are located in Redwood Shores, California. We are publicly traded on NASDAQ under symbol IPAS and included in the Russell 2000 and Russell Global Index.

We provide global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services. Through our proprietary technology platform and global Wi-Fi network, we offer enterprises cross-device, cross-network Internet connectivity services along with cost control, reporting and policy compliance management tools. Based on this same technology platform and our global authentication and settlements infrastructure, we also offer global telecommunications carriers Wi-Fi enablement services allowing them to monetize their Wi-Fi networks and enable data roaming solutions for their subscribers.

Business Highlights

Strategic Mobility Assets

We believe iPass has a unique set of mobility assets that provide us with competitive advantages. We see our three core assets as follows:

Advanced Open Mobile Platform: Our Open Mobile (OM) platform is a cloud-based mobility management platform that securely manages network connectivity and subscribers across a wide variety of computing and mobile devices and provider networks. We believe this scalable subscriber management, billing and reporting platform is unique in the industry and would be time consuming and expensive to replicate. Our Open Mobile platform has the following key characteristics and functionality:

•

An always-on, lightweight software agent that runs on a wide array of devices including smartphone, tablet, and laptops running operating systems such as Android, the iPhone operating system (iOS), Windows and Macintosh.

•

A cloud-based platform that allows the enterprise to configure and manage its mobility offering by providing in-depth reporting and analytics on mobile usage across the networks and devices used by the enterprise.

•	Policy enforcement services that enable the enterprise IT organization to have their cost, compliance and security measures enforced across their mobile workforce.

•

The foundation for an expanded portfolio of mobility services designed to enable enterprise users and carrier customers to connect from any mobile or computing device over a wide range of networks, while providing visibility and control necessary to support the demand of the customer.

Effective July 1, 2012, we end-of-lifed all versions of our legacy iPassConnect (iPC) platform and began charging extended support fees to customers remaining on our iPC platform.

Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with more than 146 global Wi-Fi network service providers. This infrastructure allows us to provide secure, highly-available and seamless four party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. Our technology architecture is designed to:

•	Integrate with existing enterprise security, directory, and business systems.

•	Integrate with any Wi-Fi network, whether customer-owned networks or third-party provider networks.

•	Embrace new access methods, devices, and applications.

•	Facilitate innovation through third-party application development.

Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of more than 1.2 million commercial Wi-Fi hotspots in over 124 countries globally and across leading Wi-Fi venues, including major airports, convention centers, airplanes, hotels, restaurants, retail and small business locations. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.

Key iPass Market Statistics

We believe that iPass has a set of mobility assets at the confluence of the large and rapidly-growing global Wi-Fi market, as evidenced below:

•	1.4 million: Unique users of iPass’ mobility services platform in 2012.

•	15 million: User authentications processed by iPass’ global infrastructure in 2012.

•	76,000: iPass hotel, conference venue and global airport hotspots.

•	73 million: iPass enabled Wi-Fi sessions in 2012.

•	25,000: iPass revenue generating managed network services endpoints in US locations.

•	29: iPass connectivity and authentication related patents.

Business Portfolio

Our business consists of two segments: (i) Mobility Services and (ii) Managed Network Services. Our Mobility Services segment comprises two service offerings: (1) our Open Mobile Enterprise Services, and (2) our Open Mobile Exchange.

Mobility Services

Open Mobile Enterprise Services (“iPass OME” or “OME”): iPass OME delivers enhanced network mobility services, addressing large enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. OME has evolved from our Enterprise Mobility Services offerings as we focus on our Open Mobile business and migrate away from our legacy iPC services. OME consists primarily of our network services and platform services, as follows:

Network Services: Our virtual network provides our enterprise and carrier customers access to more than 1.2 million global commercial Wi-Fi hotspots in over 124 countries globally and across leading Wi-Fi venues. Our offerings span multiple geographies and are primarily focused on Wi-Fi access technologies. As such, we continue to wind down our legacy Dial-up and 3G connectivity options as we focus our efforts on the Wi-Fi market.

Platform Services: Our cloud-based Open Mobile Platform enables enterprise users to connect from any mobile device over a wide range of networks. These services allow our customers to effectively manage their mobile workforces by controlling costs, enforcing compliance and ensuring security when workers connect their mobile devices to the Internet and wireless networks. Effective July 1, 2012 we announced the end-of-life of our legacy iPC platform.

Open Mobile Exchange (“iPass OMX” or “OMX”): iPass OMX service offerings extend and enhance core mobility and internet offerings by integrating our Open Mobile Platform technology and our worldwide Wi-Fi Network, to allow global telecommunications carriers and service providers to seamlessly connect their customers and subscribers to preferred global Wi-Fi networks. Our OMX platform consists of the following three broad service areas:

Roam-in: Roam-in allows Wi-Fi providers to leverage their Wi-Fi network with “visiting” subscribers. Accordingly, by joining the iPass network a Wi-Fi network operator makes their hotspots available to other service providers for commercial purposes.

Roam-out: Roam-out allows carriers and telecommunication service providers to provide their subscribers with global Wi-Fi connectivity. To do so, a carrier provides its subscribers a Wi-Fi roaming service that gives the subscriber access to the iPass global Wi-Fi network.

Wi-Fi Exchange: Exchange is an extensible, carrier-grade platform for Wi-Fi authentication and transaction settlements. Our exchange allows Wi-Fi network operators and service providers who want to develop their own private commercial relationships to access each other’s networks without building and managing the actual interconnect, preferring to leverage the iPass exchange to optimize the interconnect topology and reduce operational complexity.

Managed Network Services (“iPass MNS” or “MNS”)

iPass MNS provides customers with accelerated Wi-Fi and Wide Area Network solutions in the retail, finance, healthcare, and carrier operator space throughout North America. In 2012, we launched a new managed WLAN (Wireless Local Area Network) and Wi-Fi service that expands the MNS platform to enable enterprises, venues, and retailers to deliver an in-store and in-office Wi-Fi experience to their employees and customers. Our primary service offerings in our MNS business include:

Wi-Fi Cloud Connect: Our enterprise managed Wi-Fi offering is based on a controller-less platform that provides fully-managed, secure and compliant Wi-Fi network access for standalone PCs, terminals and handheld devices and tablets without the expense of a dedicated controller infrastructure.

Broadband Connect: Lies at the core of every one of our network solutions, and is designed to offer centralized business-grade high-speed internet services, installation, and ongoing support.

MultiLink Connect and WAN Connect: Upgraded Broadband Connect products that provide a fully managed, Internet-based IP VPN service that delivers reliable availability and scalable high-speed wide area networking through our cloud-based monitoring and management technology platform.

Secure Web Gateway: Secure Web Gateway provides enterprises the flexibility to apply a centrally-managed secure web gateway policy without the expense, concerns and delays attributed to scaling corporate or provider internet egress circuits. Instead, traffic is routed directly from the endpoint to a cloud-based global network of scanning systems optimized to deliver not only enterprise web security policy but also eliminate performance impact to the endpoint, which allows iPass MNS customers to realize maximum bandwidth potential at each endpoint.

Our Strategy

We intend to leverage our unique set of mobility assets across our business portfolio offerings to drive growth in users, customers and Wi-Fi usage with an increasing focus on smartphone and tablet adoption, delivering customer satisfaction via enhanced end user experience (both quality and engagement) across our platform and network. We also intend to lead the consolidation of Wi-Fi global roaming via our OMX business model, as well as scale our MNS business to embrace Wi-Fi as a core competitive offering.

Our strategy consists of the following key elements and initiatives specific to our Mobility and MNS service offerings:

Mobility Services Strategy

OME: Our key initiatives to increase Open Mobile platform penetration and Wi-Fi network usage are as follows:

•

Accelerate Adoption of Open Mobile on Smartphones and Tablets: We are focused on accelerating smartphone and tablet user adoption of Open Mobile by simplifying the user activation process and reducing the associated time and cost of customer deployments. We intend to continue to invest in smartphone and tablet operating system development and integration of our end-user experience findings to enhance the usability and to improve reliability of the network connection.

•

Complete Open Mobile Migration: We are focused on completing the migration of most of our legacy-customer installed base to the OM platform by the end of 2013. We plan on realizing this migration with specific customer-related initiatives to reduce barriers to implementation and deployment in both our enterprise and carrier customers. Our professional services deployment organization is focused on decreasing migration friction and working with enterprise customers and channel partners to drive more timely implementation and deployment of our Open Mobile platform. We fully end-of-lifed our legacy iPC product, effective July 1, 2012, and will continue to encourage customers to migrate to Open Mobile or terminate their legacy services.

•

Enhance Open Mobile User Experience: We are focused on enhancing the end-user experience on our Open Mobile platform through innovative product features such as auto connect capabilities, network quality assurance benchmarks, hotspot finder upgrades, and direct engagement and feedback from our end-users.

•

Focus on Large Multi-National Customers: We are focusing our sales efforts on large enterprise customers, in particular, Fortune 1000 companies located in Europe and Asia where we believe our value proposition is the strongest. We believe that the adoption of the Open Mobile platform at large enterprises produces greater network user penetration, resulting in greater frequency-of-use of our mobility platform and increased network usage.

OMX: We are focused on the following key initiatives in our OMX business:

•

Ramp OMX Revenue Growth: We are focused on growing our OMX revenue by working closely with our existing OMX partners to onboard, develop, and rollout their integrated Wi-Fi roaming offerings. We intend to continue to drive market awareness among carriers to ensure that they proactively and aggressively promote the benefits of our OMX offerings.

•

Continue to Sign New Carrier Partners: We believe global interest in the value proposition of our OMX offering remains high and we intend to add new carrier and service provider partners as customers for our OMX services. We believe that each new partner added enhances the value and attractiveness of our offering as we create a scalable global solution.

MNS Strategy

Based on expected demand for our managed Wi-Fi service offerings, we are focused on the following key initiatives in our MNS business:

•

Expand Portfolio of Offerings That Leverage Synergies with Wi-Fi Mobility Expertise: We believe there are significant potential business synergies between our Mobility Services business lines and MNS business that we plan to further leverage by continuing to launch new managed Wi-Fi services offerings while expanding our portfolio of Wi-Fi offerings.

•	Drive Revenue Growth and Profitability: We intend to drive revenue growth and profitability in our MNS business by: (i) focusing on new customer acquisition and upsell opportunities with existing customers of our managed Wi-Fi service offerings; (ii) investing in new lead generation programs and targeted marketing activities to drive Wi-Fi adoption; and (iii) launching a new MNS brand to embrace the evolution in our Wi-Fi service offerings.

Geographic Revenue

Mobility service revenue and MNS revenue are derived from the following geographical locations:

	For the Year Ended December 31,
	2012	2011	2010
United States
Mobility Service Revenues	31%	37%	44%
Managed Network Service Revenues	26%	21%	18%
International
Mobility Service Revenues	43%	42%	38%

Geographic revenues are determined by the location of the customer’s headquarters. No single customer accounted for 10% or more of our revenues.

For further financial information on the Mobility Services and MNS segments, as well as long-lived assets and geographic information, refer to the information contained in Note 15, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

Seasonality

We generally experience seasonality in our business due to decreased business travel during the summer, particularly in Europe, and during the year-end holiday season which results in lower usage of our network services. Seasonal trends may cause fluctuations in our business results.

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

Sales and Marketing

Our sales organizations are structured into regional account teams, which include sales management, sales engineers and customer success teams. In our Mobility Services business, we sell our services directly through our global sales force and indirectly through our reseller and carrier partners. In our MNS business, we sell services directly through our sales force in the United States. We maintain sales offices or personnel in a number of cities in the United States as well as in the United Kingdom, India, Australia, Japan, Germany, France, Singapore, and The Netherlands. As of December 31, 2012, our sales organization comprised 55 individuals: 26 in North America, 24 in Europe, Middle East and Africa (“EMEA”) and 5 in Asia Pacific.

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

Competition

Our approach to addressing the mobility challenges and needs of the enterprise is to provide an integrated platform and suite of value-added services that offer connectivity, reporting and analytics, policy management, and network services. While there are numerous point solution providers that offer varying individual or in some cases combinations of the various mobility services similar to the services we offer, we are not aware of any competitor that provides Wi-Fi global roaming, OM platform or range of services in an integrated offering as we do. Further, we believe that the self-service nature of our platform that allows an enterprise to configure and manage their own custom mobility service is an important and differentiating factor for us.

The mobility market is very fragmented with a variety of competitors, including facilities-based carriers, cloud-based platform operators and mobility management solution providers. We compete based on a number of factors including geographic network coverage, pricing, multiple network technology support, network reliability, quality of service, platform functionality and features, ease of implementation, ease of use and ease of management. We believe we have the largest commercial Wi-Fi network in the world; however, since we don’t own the network, our competitors that own their own Wi-Fi networks can offer lower Wi-Fi pricing than we do.

As we continue to expand our mobility offerings beyond network services to include an integrated platform of mobility services delivered through our cloud-based platform, we may also encounter additional competitors in the marketplace, including mobility management solution providers which offer mobile device management, mobile security, and telecommunication expense management software and services, among other mobility offerings.

With respect to network connectivity and mobility services, we compete with the national telecommunications carriers that provide a suite of services to enterprise customers. In this area, our Wi-Fi offerings also compete directly with 3G and 4G related network connectivity options. To a lesser extent we compete with cloud-based platform operators who may also provide managed services such as VPNs and firewalls, and additional telecommunications services such as local exchange and long distance services, voicemail and DSL services. We do have channel partners that offer these types of services in conjunction with our service, but we do not offer these additional services directly.

With respect to our Managed Network Services, we compete with a variety of providers, including large connectivity providers that own their own networks and have a broad range of network solutions and smaller regional providers.

Research and Development

We are committed to continuing to enhance our underlying technology and continuing to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings as well as developing new services, especially for smartphones and tablets. As of December 31, 2012, our research and development organization consisted of 135 employees, approximately 56 in North America, 75 in Asia Pacific, and 4 in EMEA. Our research and development expenses were $13.7 million, $14.4 million and $13.8 million in 2012, 2011 and 2010, respectively.

Intellectual Property

We believe our technology and platform contains valuable intellectual property and we rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, solely related to our Mobility Services business consisting of twenty-three U.S. patents, two Australian patents, one Israeli patent and three European patents (in United Kingdom, Germany and France). Our patents expire between 2016 and 2025. In 2012 we were granted one new U.S. patent. We currently have ten U.S. patent applications pending, and sixteen international patent applications pending (in the same subject areas as the U.S. patent applications). iPass and the iPass logo are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.

Employees

As of December 31, 2012, we had 358 employees of which 211 were located in North America, 108 in Asia Pacific, and 39 in EMEA.

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

If our Open Mobile Platform does not achieve market acceptance or customer adoption and deployment of our Open Mobile Platform is slow, especially on smartphone and tablet devices, our ability to grow our Mobility Services business could be harmed.

The future success of our business will depend in large part on our current and prospective customers’ acceptance of our Open Mobile Platform and enterprise mobility services, as well as the timeliness of our customers’ adoption and deployment of our Open Mobile Platform. Key risks associated with our Open Mobile Platform and services are as follows:

Customer adoption and deployment of our Open Mobile Platform, especially on smartphone and tablet devices, may be slow. We believe that the growth of our business is dependent on the timely adoption and deployment of the Open Mobile Platform by our customers. In particular, smartphone and tablet devices are becoming more relied upon by our customers for their mobile computing needs and may cause our users to stop using laptops while traveling, or to use them less often. We believe it is critical for our business that our services for smartphone and tablet devices achieve market acceptance and that our customers rapidly adopt and deploy our services on smartphone and tablet devices. A material delay in the adoption and deployment of the Open Mobile Platform by our customers, on smartphone and tablet devices in particular, will adversely impact our ability to grow revenues and achieve profitability.

Customer deployment of our Open Mobile Platform may not result in increased use of our services. We believe it is important to the future success of our business that users of our Mobility Services increase their usage of our platform and network services. We believe that the deployment by our customers of our Open Mobile Platform, especially on smartphone and tablet devices, will lead to increased usage of our platform services and correspondingly, our network services, which will lead to an increase in our revenue. However, even if a significant portion of our customers deploy our Open Mobile Platform, there is no guarantee that our customers will use our services more frequently.

Our Open Mobile Platform may not have all functionality desired by our customers. There is risk that we may not release versions of the Open Mobile Platform in a timely manner that contain features that our customers desire and we will need to provide our customers with stable, easy to use, feature-rich and valuable enterprise mobility services related to security, policy control, user activation, authentication and reporting. Further, the Open Mobile Platform may contain technological limitations, bugs or errors that would cause our customers to not adopt or delay the adoption of the Open Mobile Platform. If some or all of these risks associated with our Open Mobile Platform were to occur, market acceptance of the platform may not occur and our business could be harmed.

Customers must be willing to continue to pay for our platform for us to generate meaningful revenues and growth. We believe that it is important that the value proposition of our Open Mobile Platform is accepted by our customers such that they are willing to pay for their users to use our mobility services. If our customers are willing to adopt our Open Mobile Platform but are not willing to pay for the platform, our ability to grow revenues and achieve profitability could be adversely impacted.

If our OMX service offerings do not achieve market acceptance our ability to grow our business could be harmed.

Our OMX service offerings were introduced in 2011 and incorporate our Open Mobile Platform, global authentication fabric, and global Wi-Fi network to provide mobile network operators, telecommunication carriers and service provider partners around the world with the infrastructure to offer their customers new mobility services. We have entered into contracts with a number of customers for our OMX services; however, we have not yet received any meaningful revenue from these customers. We have and plan to continue to devote significant resources building our OMX service line of business. If OMX service offerings do not achieve market acceptance and generate meaningful revenue our financial condition may be harmed.

If Global 3G/4G data roaming rates decline precipitously, our ability to grow our business could be harmed.

For our network services to be attractive to our customers, the cost of 3G/4G roaming must be meaningfully greater than the cost of our Wi-Fi network services. Currently, in certain geographies such as Asia, 3G/4G roaming prices are not significantly higher than our rates for Wi-Fi access. In Europe, legislation has been enacted mandating the reduction of wholesale 3G/4G roaming prices. If 3G/4G roaming prices do not remain meaningfully higher than our Wi-Fi network prices then our ability to sell our Mobility Services could be impacted and our business harmed.

Our decision to “End-of-Life” our legacy iPC platform product has and will continue to impact our total revenues.

As of July 1, 2012 our iPC or legacy platform reached end-of-life. While the iPC platform will continue to function for existing customers, we will only provide basic support and only for customers that pay extended support fees. While we believe that the end-of-life of iPC will encourage our customers to migrate to our Open Mobile platform, iPC customers may decide to instead terminate their service with us. If the number of iPC customers who decide to terminate their service with us is greater than expected, our results of operations could be negatively impacted.

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

A significant number of our customers have purchased our Flat Rate network price plans, and we are signing new customers to this plan. In this plan, our customers pay a flat rate price to access our network services. However, in the majority of situations we continue to pay our providers based on actual network usage. The rate we charge in our Flat Rate price plans is based on statistical predictions of usage across a pool of users within a customer. If actual usage is higher than expected our ability to achieve profitability could be negatively impacted.

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

The growth of our business is dependent, in part, upon the increased use of mobility services and our ability to capture a higher proportion of this market. If the demand for mobility services does not continue to grow, or grows in ways that do not require use of our services, then we may not be able to grow our business, or achieve or maintain profitability. Increased usage of our Mobility Services depends on numerous factors, including:

•	Willingness of enterprises to make additional information technology expenditures;

•	Availability of security services necessary to ensure data privacy over a variety of networks;

•	Quality, cost and functionality of our services and competing services;

•	Increased adoption of wireless broadband access methods and our ability to support these new methods;

•	Proliferation of smartphones, tablets and mobile handheld devices and related applications, and our ability to provide valuable services and support for those devices;

•	Our ability to partner with mobile network operators and service providers that are willing to stimulate consumer awareness and adoption of our Mobility Services; and

•	Our ability to timely implement technology changes to our services to meet evolving industry standards for mobile devices, Wi-Fi network access and customer business requirements.

If we are unable to meet the challenges posed by Wi-Fi access, our ability to profitably grow our business may be impaired.

A substantial portion of the growth of our business has depended, and will continue to depend, in part upon our ability to expand our global Wi-Fi network. Such an expansion may not result in additional revenues to us. Key challenges in expanding our Wi-Fi network include:

The Wi-Fi access market continues to develop at a rapid pace. We derive a significant portion of our revenues from wireless broadband “hotspots,” such as certain airports, hotels and convention centers. The Wi-Fi access market, continues to develop rapidly, in particular: the market for enterprise connectivity services through Wi-Fi is characterized by evolving industry standards and specifications and there is currently no uniform standard for Wi-Fi access. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of Wi-Fi access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the Wi-Fi access market develops in ways that limit access growth, our ability to generate substantial revenues from Wi-Fi access could be harmed.

The Wi-Fi service provider market is highly fragmented. There are currently many Wi-Fi service providers that provide coverage in only one or a small number of hotspots. We have entered into contractual relationships with numerous Wi-Fi service providers. These contracts generally have an initial term of two years or less. We must continue to develop relationships with many providers on terms commercially acceptable to us in order to provide adequate coverage for our customers’ mobile workers and to expand our Wi-Fi coverage. We may also be required to develop additional technologies in order to integrate new wireless broadband services into our service offering. If we are unable to develop these relationships or technologies, our ability to grow our business could be impaired.

Consolidation of large Wi-Fi service providers may impair our ability to expand network service coverage, negotiate favorable network access terms, and deliver consistent service in our network. The telecommunications industry is rapidly evolving and highly competitive. These factors may cause large Wi-Fi network service providers to consolidate, which would reduce the number of network service providers from which we are able to obtain network access in key locations. If significant consolidation occurs, we will have a smaller number of network service providers to acquire Wi-Fi network access from and we may not be able to provide additional or sufficient redundant access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from Wi-Fi network service providers could be impaired, which could increase our network access expenses and harm our operating results.

Wi-Fi service provider actions may restrict our ability to sell our services. Some Wi-Fi network providers restrict our ability to sell access to their networks to our resellers whom they consider competitive with them. This can reduce our revenue by limiting the footprint our partners can make available to their customers.

Significant dependency on key network providers could negatively affect our revenues.

There are certain venues (hotels, airports, cafes, etc.) globally where we depend on key providers for network access in those venues. In addition, in certain geographies we depend on a small number of providers for a large portion of network access. If such a provider were to go out of business, terminate their agreement with us, encounter technical difficulty such that network access was not available to our customers for an extended period of time, it could have a negative impact on our revenues and profitability if we cannot find an alternative provider to enable network access in those venues or geographies.

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

Many of our competitors offer additional services that we do not, which enables them to bundle these services and compete favorably against us. Some of our competitors provide services that we do not, such as 3G/4G data roaming, local exchange and long distance services, voicemail and digital subscriber line, or DSL, services. Potential customers that desire these services on a bundled basis may choose to subscribe to network access from a competitor that provides these additional services.

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

In the market for managed network services, we compete with a variety of large connectivity service providers, many of whom own their own networks. We see the competition from these larger service providers, which own their own networks, in two primary ways: first in that they can provide a broader range of network options, for example, MPLS (Multiprotocol Label Switching), Frame Relay, Wire line and Wireless Voice, and, second, they can integrate their separate products providing cross-product subsidization. There are also small regional players with a similar model to ours who compete with us. If we are not able to offer competitively priced offerings that are profitable for us, we may have difficulty growing our Managed Network Services business.

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

Our customers and partners that are billed on a usage basis have traditionally entered into contractual provisions that require them to pay the greater of the fees generated from the use of our services or a minimum committed amount over a pre-determined time period. Minimum commitments are negotiated by customers to improve their usage unit pricing, effectively guaranteeing a certain volume to achieve a reduced unit price. Recent global economic conditions in certain cases caused our customers and partners to generate fees from the use of our services that are significantly less than their minimum committed amounts. Consequently this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and in some cases with no minimum commitment. Additionally, in some cases partners and customers are requesting a re-evaluation of their minimum commitments on a prospective basis during the term of their existing contract; to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum commitments means that a larger percentage of future revenue will be based on the actual usage of our services and may result in a decrease in our revenues and our ability to achieve profitability could be negatively impacted.

We recently implemented a new enterprise resource planning (ERP) solution. Risks generally associated with the implementation of an ERP system may adversely affect operations and/or the effectiveness of internal controls over financial reporting.

During the first quarter of 2013, we went live with a new ERP system to enhance our operating efficiencies, provide timelier operating and financial information, and scale our infrastructure efficiently in support of our business model. Deployment of ERP systems and related software carry potential risks such as cost overruns, project delays and business interruptions. If we experience a material business interruption as a result of our ERP deployment, it could have a material adverse effect on our business. Additionally, if the ERP system does not operate as intended, it could adversely affect our financial reporting systems, our ability to produce financial reports, or the effectiveness of internal controls over financial reporting.

Our software is complex and may contain errors that could damage our reputation and decrease usage of our services.

Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information, a security breach, unauthorized access to our cloud-based platform or the introduction of a virus by our software onto our customers’ computers or networks, our reputation could be harmed and our business may suffer. Our contracts generally limit our exposure to incidental and consequential damages and to the extent possible; we further limit our exposure by entering into insurance policies that are designed to protect our customers and us from these and other types of losses. If these contract provisions are not enforced or enforceable, or if liabilities arise that are not effectively limited or insured, our operating results and financial condition could be harmed.

Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability.

We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 43% of our revenues in 2012, of which approximately 32% and 10% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2012, 2011 and 2010, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

•	Generally longer payment cycles for foreign customers;

•

The impact of changes in foreign currency exchange rates on both the attractiveness of our USD-based pricing and our operating results, particularly upon the re-measurement of assets, liabilities, revenues and expenses and the transactional settlement of outstanding local currency liabilities;

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

Our business is characterized by a lengthy sales cycle. Once a contract with a customer is signed there is typically an extended period before the customer or customer’s end-users actually begin to use our services, which is when we begin to realize network revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues in the near term. Even if we enter into a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales efforts increase and, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results could be harmed.

Cyber security risks and privacy concerns related to Internet-based services could reduce demand for our services.

The secure transmission of confidential information and mission critical data when using Internet-based services is extremely important to our customers. A key component of our ability to attract and retain customers is the security measures that we have engineered into our network for the authentication of the end-user’s credentials. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, that is attributable to our services, the market perception of the effectiveness of our cyber security measures could be harmed resulting in a negative impact to our business.

As part of providing our services, we collect certain information about the users of our service. As such we must comply with evolving laws and regulations regarding the protection and disclosure of such user information. While we have taken steps to comply with applicable privacy laws and regulations and to protect user information, any well-publicized compromises of our users’ data may reduce demand for our services and harm our business.

We rely significantly on information technology to accurately bill our customers and any failure, inadequacy or interruption of that technology could negatively impact our ability to report on our financial performance on a timely basis.

A key component of our ability to attract and retain customers is the timely and accurate furnishing of monthly detail billing records of activity on our network, rated for the agreements in place with both our customers and our suppliers. Our ability to meet these billing requirements, as well as to effectively manage and maintain our books and records and internal reporting requirements, depends significantly on our internal information technology. In January 2013, we migrated to a new enterprise resource planning system to enable us to more efficiently scale these accounting, billing, and reporting requirements. The inability of this new system to operate effectively or to integrate with other systems, or a breach in security of this or related systems could cause delays in billing and reduced efficiency of our operations, or negatively impact our system of internal controls over financial reporting, any of which could require significant capital investments to remediate.

If licenses to third party technologies do not continue to be available to us at a reasonable cost, or at all, our business and operations may be adversely affected.

We license technologies from several software providers that are incorporated into our services. We anticipate that we will continue to license technology from third parties in the future. Licenses to third party technologies may not continue to be available to us at a reasonable cost, or at all. The loss of the right to use these technologies or other technologies that we license could have an adverse effect on our services and increase our costs or cause interruptions, degradations or delays in our services until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our services.

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

In order to compete, we must attract and retain executives, sales representatives, engineers and other key employees. Hiring and retaining qualified executives, sales representatives and engineers are critical to our business, and competition for experienced employees in our industry can be intense. If we experience significant turnover of our executives, sales representatives, engineers and other key employees it will be difficult to achieve our business objectives and could adversely impact our results of operations.

Item 1B.	Unresolved Staff Comments

None

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range
	High	Low
Year ended December 31, 2012:
First Quarter	$2.80	$1.33
Second Quarter	2.70	2.07
Third Quarter	2.39	1.71
Fourth Quarter	2.21	1.65
Year ended December 31, 2011:
First Quarter	$1.71	$1.25
Second Quarter	1.65	1.19
Third Quarter	1.98	1.12
Fourth Quarter	1.53	1.11

We had 61,821,210 shares of our common stock outstanding as of February 28, 2013, held by 110 holders of record, although there are a significantly larger number of beneficial owners of our common stock.

Dividends

In December 2010 we paid a cash dividend of $0.07 per share, for a total of $4.0 million, to holders of our common stock. We did not pay any other cash dividends on our common stock in 2012, 2011, or 2010. We currently do not expect to pay cash dividends, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases made in the fourth quarter of the current fiscal year 2012:

Date	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs
October 9, 2012(1)	15,036	$1.94	—	—
December 10, 2012(2)	33,000	$1.77	—	—

(1)	Represents the common stock withheld for the purpose of satisfying tax withholding obligations with respect to the vesting of restricted stock awards by certain officers of the company.

(2)	Represents common stock tendered as consideration for the exercise price of stock options exercised by a director of the Company.
(3)	The price per share was equal to the closing market price of our common stock on the date the shares were withheld/tendered.

Performance Graph(1)

The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2012. The graph and table assumes that $100 was invested on December 31, 2007 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
iPass Inc.	$100.00	$30.04	$35.77	$45.54	$51.74	$66.67
Russell 2000 Index	100.00	66.20	84.20	106.81	102.34	119.07
NASDAQ Market Index	100.00	60.02	87.24	103.08	102.26	120.41

We do not believe that there is any published industry or line of business indices that are directly relevant to our line of business. In addition, we do not believe that we can construct a peer group index as many of the services similar to ours are only a small portion of the business of the companies providing such services. Consequently, in addition to the NASDAQ Market Index, we are comparing our stock price performance to the Russell 2000 Index because we believe that this broad market index provides a reasonable comparison of shareholder returns.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$126,078	$140,761	$156,080	$171,377	$191,368
Total cost of revenues and operating expenses	129,557	143,240	159,580	185,575	284,767
Operating loss	(3,479)	(2,479)	(3,500)	(14,198)	(93,399)
Net loss	(4,378)	(3,008)	(3,096)	(13,492)	(91,968)
Basic and diluted net loss per share	(0.07)	(0.05)	(0.05)	(0.22)	(1.50)
Cash dividends declared per common share	—	—	0.07	0.48	—
Total assets	$60,124	$63,105	$73,982	$89,563	$125,328
Total stockholders’ equity	36,901	37,447	37,822	47,986	89,797

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the two segments of our business: Mobility Services and MNS
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2012, December 31, 2011 and December 31, 2010
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

Overview

We provide global enterprises and telecommunication carriers with cloud-based mobility management and network connectivity services. For a detailed discussion of our business, see “Item 1. Business.”

Key Corporate Objectives

We continue our focus of transforming the company from our legacy platform and related network connectivity revenue streams to a Wi-Fi centric business, driven by our Open Mobile platform and leveraging our core assets to deliver mobility solutions to enterprises, carriers, and connectivity service providers. We see the opportunity in smartphones and tablets as a key driver in achieving our growth objectives. We are also focused on continuing to grow our MNS business through both customer additions and new upsell opportunities, especially in the managed Wi-Fi area. Our plan is to continue to expand the strategic value of our business by leveraging our mobility assets across both our businesses to address both large and compelling market opportunities and to execute on key growth initiatives in our businesses. For a detailed discussion regarding our key corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2012:

Continued Focus on our Open Mobile Enterprise Business

We have continued to show solid progress against two key metrics for our OME business: (i) the number of active Open Mobile Platform users; and (ii) the number of Open Mobile Wi-Fi Network users. During 2012, we steadily increased our percentage of Open Mobile Platform users as a percentage of total platform users from 9% for the fourth quarter of 2011 to 55% for the fourth quarter of 2012. In addition, we grew our percentage of Open Mobile Wi-Fi Network users as a percentage of total Wi-Fi network users from 6% for the fourth quarter of 2011 to 43% for the fourth quarter of 2012. Our Open Mobile growth has been driven by a combination of legacy platform customer migrations, migrated customer user and usage ramps, and new customer acquisition. We continue to release updates to our Open Mobile platform, creating enhanced user experiences on a variety of operating systems. We expect to grow Wi-Fi revenues in the future based on our ability to grow Open Mobile platform and Wi-Fi network users, primarily through the continued focus on the deployment of our Open Mobile platform on smartphone and tablet devices. See “Key Operating Metrics” below for a full discussion of our user metrics.

Ramping Partner Interest in our Open Mobile Exchange Business

We are continuing to develop our OMX business, adding functionality and building-out the network of key partners including mobile operators, telecommunication service providers, and mobile virtual network operators. During 2012, we signed several strategic telecommunication carrier partners across Middle East, North America, South East Asia and Southern Asia. We have signed 23 partners to date, more than doubling our partner relationships in 2012. We believe this early traction positions us to capitalize on the growing carrier and end user consumer demand for Wi-Fi roaming and exchange services. We recognized approximately $0.8 million in OMX revenues in 2012.

Continued Decline in our Legacy Revenues

We define our legacy revenue to include Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi, and minimum commit shortfall. With our announcement to fully end-of-life the iPC platform effective July 1, 2012, we experienced anticipated revenue declines in our network, platform, and other legacy revenue streams. Legacy network revenues declined $32.6 million or 38% in 2012, as customers migrated to the Open Mobile platform and as our Dial-up and 3G connectivity solutions continued to be phased out. Legacy platform revenues declined $3.6 million or 27% in 2012 as customers migrated to the Open Mobile platform or terminated their contracts with us. We expect to exit 2013 with our legacy revenue streams representing a smaller percentage of our total company revenue when compared to fiscal 2012.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

OM Wi-Fi Network Users

OM Wi-Fi Network Users is the number of our platform users each month in a given quarter that paid for Wi-Fi network services from iPass.

OM Platform Active Users

OM Platform Active Users is the number of users who were billed Open Mobile platform fees and who have used or deployed Open Mobile.

The following table summarizes our key operating metrics in relation to the Average Number of Monthly Monetized Users(1) (in thousands):

	For the Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Open Mobile Users:
Wi-Fi Network Users(2)	35	27	22	12	7
Platform Users:
Active	355	270	176	91	45
Gross(3)	822	689	437	286	207

Legacy Users:
Wi-Fi Network Users(2)	46	54	76	92	107
Other Network Users(4)	28	31	33	35	37
Platform Users(5)	286	320	369	450	480

Total Users:
Total Network Users	109	112	131	139	151
Open Mobile as a Percentage of Total Wi-Fi Network Users	43%	33%	22%	12%	6%
Open Mobile as Percentage of Total Network Users	32%	24%	17%	9%	5%
Total Platform Users	641	590	545	541	525
Open Mobile as Percentage of Total Platform Users	55%	46%	32%	17%	9%

(1)

We have presented Average Monthly Monetized Users (referred to as “AMMU”) as a metric that we use to track and evaluate the operating performance of our overall Mobility business. The AMMU metric is based on the number of active users of our network and platform services across both our Open Mobile Enterprise offering and legacy iPC offerings. Network users are billed for their use of our Wi-Fi, Dial-up or 3G network services. Platform users are billed for their use of our legacy iPC client or our Open Mobile client. AMMU is defined as the average number of users per month, during a given quarter, for which a fee was billed by us to a customer for such users.

(2)	Wi-Fi Network Users represent unique users of Wi-Fi network.
(3)	Open Mobile Platform Gross Users is the total number of unique Active and Paying-Undeployed monetized users on the OM platform.
(4)	Other Network Users represents unique users of Dial-up and 3G network.
(5)	Legacy Platform Users represents unique users of the legacy iPC platform.

Smartphone and Tablet Users

Smartphone and Tablet Users mean users who have deployed Open Mobile on their smartphone or tablet and used those devices to access Wi-Fi network services from iPass. Our focus is to increase the number of smartphone and tablet adoptions to drive additional Wi-Fi network users and network usage.

Historically, the majority of our Wi-Fi network users connected via laptop devices. As we focus on accelerating the adoption of smartphone and tablet users on our Open Mobile platform, we expect these devices to drive a significant percentage of our network users in 2013 and beyond. We entered 2012 with Smartphone and Tablets Users representing less than 15% of our Open Mobile Wi-Fi Network Users for the month of January and exited 2012 with smartphone and tablets representing approximately 24% for the month of December.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, in 2012 we also used this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States or GAAP and should not be considered a substitute for operating income, operating performance, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We defined Adjusted EBITDA as net loss adjusted for interest income, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, certain state sales and federal tax charges, and one-time non-recurring discrete items.

The following table reconciles Adjusted EBITDA to GAAP net loss (in thousands):

	Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA income (loss)	$960	$(196)	$811
Interest income	19	112	83
Income tax (expense) benefit	(642)	(290)	192
Depreciation of property and equipment	(2,110)	(2,259)	(3,326)
Amortization of intangible assets	(169)	(239)	(428)
Stock-based compensation	(2,418)	(1,725)	(1,699)
Restructuring (charges) benefit	(26)	151	(887)
Certain state sales and federal tax items and other discrete items	8	1,438	2,158

Net loss	$(4,378)	$(3,008)	$(3,096)

Adjusted EBITDA income for the year ended December 31, 2012 improved by approximately $1.2 million compared to adjusted EBITDA loss in 2011. The improvement in Adjusted EBITDA was primarily derived from ongoing cost management efforts. Operating expenses, after adjusting for the above excluded items, were favorable $3.7 million, offset by lower gross profit (calculated as revenues less network access costs) of $2.5 million on declining year over year revenues. Significant drivers of the decline in operating expenses not listed in the above exclusions included lower subsidized 3G data card costs of $1.0 million and lower headcount related expenses of $0.7 million.

Adjusted EBITDA loss for the year ended December 31, 2011 was unfavorable $1.0 million compared to adjusted EBITDA income in 2010. The decrease in Adjusted EBITDA was primarily due to lower gross profit of $8.6 million, and an unfavorable impact from foreign exchange rates of $0.6 million. These unfavorable decreases were partially offset by lower operating expenses of approximately $8.2 million as a result of our ongoing cost management efforts that included headcount reductions.

Segment Financial Information and Geographic Information

We operate our business and report under two segments: Mobility Services and MNS. We allocate resources and assess the performance of each operating segment using information about its revenue and operating loss.

The Mobility Services segment reflects our two primary areas of mobility services, (i) enterprise mobility services that consist of Open Mobile Enterprise services, our legacy enterprise mobility services and other ancillary services including professional consulting and other value-add services, and (ii) our Open Mobile Exchange services that were launched in 2011. Open Mobile Enterprise services have evolved from our Enterprise Mobility Services offerings as we focus on our Open Mobile business and migrate away from our legacy iPC services. Prior to 2011, our Mobility Services segment was referred to as Enterprise Mobility Services.

Our business is dependent on the success of our Mobility Services and MNS segments. For a more complete discussion of business risks that these segments face, both combined and individually, see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.

For further financial information on the Mobility Services and MNS segments, as well as long-lived assets and geographic information, refer to the information contained in Note 15, “Segment and Geographical Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that are believed to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition. We believe our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements are used in the following critical accounting policies.

Revenue Recognition

Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the recognition of monthly minimum commitment (“MMC”) revenue and upfront fees for MNS contracts.

For customers that have agreed to a MMC fee in connection with network usage, such customer’s monthly invoice reflects the greater of the customer’s actual usage during the month or the customer’s contractually committed monthly minimum for that month. If the MMC exceeds actual usage (“Shortfall”), we determine whether the Shortfall is fixed or determinable in accordance with the revenue recognition criteria. If we conclude that the Shortfall is fixed or determinable, based upon customer specific collection history, and all other revenue recognition criteria have been met, we recognize as revenue the amount of the Shortfall which is invoiced. If the customer is in a Shortfall situation and it is determined that the Shortfall is not fixed or determinable, we recognize revenue only when the Shortfall is collected. MNS contracts are monthly flat fee contracts combined with certain other upfront fees such as, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. The monthly flat usage fee is recognized on a monthly basis, while other fees are recognized ratably over the estimated life of the end point. An end point represents a separate physical location, such as a branch office, retail office or virtual office. End point lives are estimated based on historical average end point life by product group. We periodically perform an analysis of estimated lives of the end points and revise the remaining term over which revenue will be recognized, if needed. As of December 31, 2012, the expected period of performance for end points approximates a 4-year period for our Branch/Retail product group, and 18 months for our Home Office product group.

Results of Operations

Sources of Revenues

From a broad perspective, we report and analyze revenue under two primary offerings reflecting our operating segments: Mobility Services and MNS. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.

Open Mobile generated revenues include:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Active Open Mobile monetized platform users and fees for fully dedicated Open Mobile carrier arrangements.

•	Other Fees and Revenue—Fees specific to providing additional value add services to Open Mobile customers.

•	OMX—Revenues generated from our OMX customers.

Legacy generated revenues include:

•

Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the legacy iPC platform. In addition, network revenues derived from our 3G and Dial-up products are categorized as legacy network revenues.

•	Platform—Fees based on the number of legacy iPC monetized platform users and fees related to legacy add-on platform products and related services.

•	Other Fees and Revenue—Fees specific to providing additional value add service to legacy iPC customers.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Mobility Services	$92,674	$110,808	$128,675
Operating Loss	(2,750)	(2,013)	(2,711)
Open Mobile Enterprise:	26,271	8,206	2,118
Network	13,963	1,724	98
Platform	11,585	5,834	1,534
Other Fees	723	648	486
Open Mobile Exchange	786	678	—
Legacy iPC	65,617	101,924	126,557
Network	53,180	85,743	106,934
Platform	9,785	13,387	14,459
Other Fees	2,652	2,794	5,164
Managed Network Services	33,404	29,953	27,405
Operating Loss	(542)	(1,753)	(1,632)
Total Revenue	126,078	140,761	156,080

Service Offering Revenue as a Percentage of Total Revenue:

Mobility Services	74%	79%	82%
Open Mobile Enterprise	21%	6%	1%
Open Mobile Exchange	1%	1%	0%
Legacy iPC	52%	72%	81%
Managed Network Services	26%	21%	18%
Total Revenue	100%	100%	100%

Mobility Services Revenue

For the year ended December 31, 2012 compared to 2011, Mobility Service revenue decreased $18.1 million or 16% as the decrease in legacy iPC revenue of $36.3 million outpaced the increase in Open Mobile Enterprise revenue of $18.1 million. Legacy iPC declines were attributed to migrations, customer terminations, and anticipated usage reductions in our 3G and Dial-up services. The net decline of $18.1 million for Mobility Services revenue was driven by a $11.8 million decline in Wi-Fi revenue, a $6.9 million decline in Dial-up and 3G revenue, and a $1.6 million decline in MMC offset by an increase in platform revenues of $2.2 million. The decrease in Wi-Fi revenues was primarily driven by legacy iPC customer terminations and ongoing usage pattern shifts from laptops to smartphones and tablets. Additionally, as we migrate customers from the iPC platform to the Open Mobile platform, we experience delays in fully deploying the agent to the customer user community which typically results in lagging Wi-Fi usage patterns.

For the year ended December 31, 2011 compared to 2010, Mobility Service revenue decreased approximately by $17.9 million or 14% as the decrease in legacy iPC revenue of $24.6 million outpaced the increase in Open Mobile revenue of $6.7 million. Decline in legacy iPC revenue was attributed to the expected erosion in our Dial-up base and lower usage levels of 3G network due to anticipated customer terminations as we moved away from focusing our efforts on Dial-up or 3G network and looked to continue to grow our revenue in our Open Mobile services. The net decline of $17.9 million for Mobility Services revenue was driven by a $7.6 million decline in Wi-Fi revenue, a $6.7 million decline in Dial-up and 3G revenue, a $5.2 million decline in MMC, and a $2.2 million decline in other revenue offset by an increase in platform revenues of $3.2 million, and increase in OMX revenue of $0.7 million. The decrease in Wi-Fi revenues was due to lower usage as a result of increased availability of free Wi-Fi internet access in the United States, customer churn and the observed migration in customer usage patterns from laptops to smartphones and tablets worldwide.

Mobility Service Operating Loss

The increase in Mobility Services operating loss by $0.7 million or 37% for the year ended December 31, 2012 compared to 2011 was primarily due to lower gross profit of $4.7 million caused by the decrease in Mobility Service revenue of $18.1 million partially offset by the decrease in mobility service operating expense of $2.6 million and the non-recurring incremental benefit of $1.3 million in 2011 on collections of previously billed and accrued historical sales tax liabilities.

The decrease in Mobility Services operating loss by $0.7 million or 26% for the year ended December 31, 2011 compared to 2010 was primarily due to lower operating expenses of $9.2 million as a result of our ongoing cost management efforts that include salary reductions partially offset by lower gross profit of $8.5 million.

Managed Network Services Revenue

For the year ended December 31, 2012 compared to 2011, MNS revenue increased $3.5 million or 12% due to growth in the number of installed customer endpoints and opportunities to deliver additional monetized services at existing endpoints. We exited 2012 with 25,200 installed customer endpoints, compared to 24,600 in 2011 and 20,500 in 2010. Endpoint growth has been driven by a combination of signing new customers and new deployments at existing customers. Revenue per endpoint increased approximately 3% in 2012 over 2011 as we continue to package and deliver additional value added services to our managed network customers.

For the year ended December 31, 2011 compared to 2010, MNS revenue increased $2.5 million or 9% on installed customer endpoint growth, primarily as a result of signing new customers.

Managed Network Services Operating loss

The decrease in MNS operating loss of $1.2 million for the year ended December 31, 2012 compared to 2011 was primarily due to $2.2 million of higher gross profit related to higher revenues from an increased installed endpoint base, incremental professional services revenues, and favorability in network access and installation cost offset by $1.0 million in higher operating expenses.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as (Mobility Services Network revenue plus MNS revenue less network access costs divided by Mobility Services Network revenue plus MNS revenue).

	Year Ended December 31,
	2012	2011	2010
Network Gross Margin (%)	47.0%	44.4%	46.1%

The 2.6% increase in network gross margin from 2011 to 2012 was primarily driven by favorable service mix as our declining 3G revenues, traditionally a lower margin offering, created less downward pressure on our overall network margin.

The 1.7% decline in network gross margin from 2010 to 2011 was primarily driven by the continued erosion of our higher-margin Dial-up network revenue and network minimum commitment revenue combined with decreases in the mix of higher margin MNS home office based customer revenues.

Geographic Revenues

	For the Year Ended December 31,
	2012	2011	2010
United States	57%	58%	62%
Europe, Middle East and Africa (EMEA)	32%	32%	30%
Asia Pacific	10%	9%	7%
Rest of the world	1%	1%	1%

No individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2012, 2011, and 2010. Revenues in the United Kingdom accounted for 9% of total revenues in 2012, 2011 and 2010. To date, all of our revenues have been denominated in U.S. Dollars. In the future some portion of our revenues may be denominated in foreign currencies. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2012, 2011, and 2010.

Q1 2013 Outlook

For the first quarter of 2013 ending March 31, 2013 iPass anticipates total revenue to be in the range of $28 million to $32 million, and Adjusted EBITDA loss to be in the range of $2.0 million to $0.5 million. The following table reconciles projected adjusted EBITDA loss to projected net loss:

	(In millions)
Adjusted EBITDA Loss	$(2.0)		$(0.5)
(a) Income tax expense		(0.1)
(b) Depreciation of property and equipment		(0.6)
(c) Stock-based compensation		(0.8)
(d) Restructuring charges		(0.7)

GAAP Net Loss	$(4.2)		$(2.7)

The projected Adjusted EBITDA loss does not include the projected impact of any foreign exchange gains or losses or restructuring charges.

Operating Expenses

Network Access Costs

Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Network access costs	$53,640	$65,766	$72,497
As a percentage of revenue	42.5%	46.7%	46.4%

The decrease in NAC of approximately $12.1 million or 18% for 2012 compared to 2011 was primarily due to a combination of lower Wi-Fi, 3G and Dial-up network usage that decreased Mobility Services NAC by approximately $13.4 million, partially offset by an increase in MNS NAC of approximately $1.3 million. The increase in MNS NAC was mainly due to the increase in usage driven by the increase in number of endpoints.

The decrease in NAC of approximately $6.7 million or 9% for 2011 compared to 2010 was primarily due to a combination of lower Wi-Fi, 3G and Dial-up network usage that decreased Mobility Services NAC by approximately $9.3 million, partially offset by an increase in MNS NAC of approximately $2.6 million due to the increase in number of endpoints.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Network operations expense	$20,806	$22,307	$27,291
As a percentage of revenue	16.5%	15.8%	17.5%

The decrease in network operations expenses of approximately $1.5 million or 7% for 2012 compared to 2011 was primarily due to a decrease in 3G mobile data cards subsidized expense of approximately $1.0 million as we continue to phase out this legacy 3G offering and lower network infrastructure spend.

The decrease in network operations expenses of approximately $5.0 million or 18% for 2011 compared to 2010 was primarily due to a decrease in 3G mobile data cards subsidized expense of $2.0 million as we shifted focus from the 3G services, lower salaries of $1.5 million as a result of lower headcount, and lower network infrastructure spend of $1.2 million resulting from efficiencies achieved in our network technology infrastructure.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Research and development expenses	$13,733	$14,368	$13,794
As a percentage of revenue	10.9%	10.2%	8.8%

The decrease in research and development expenses of approximately $0.6 million or 4% for 2012 compared to 2011 was primarily due to lower third party consulting expense of approximately $0.7 million, much of which was spent in 2011 on the acceleration of the OM platform development.

The increase in research and development expenses of $0.6 million or 4% for 2011 compared to 2010 was primarily due to higher headcount expense mainly to support the ongoing development efforts of our new Open Mobile platform, offset by lower depreciation expense.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
Sales and marketing expenses	$19,530	$20,702	$24,874
As a percentage of revenue	15.5%	14.7%	15.9%

The decrease in sales and marketing expenses of approximately $1.2 million or 6% for 2012 compared to 2011 was primarily due to lower severance charges of $0.6 million and lower discretionary third party consulting expenses of $0.4 million.

The decrease in sales and marketing expenses of approximately $4.2 million or 17% for 2011 compared to 2010 was primarily due to lower headcount-related expenses such as salaries and commissions as well as a reduction in marketing program spending.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses and bad debt expense.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except percentages)
General and administrative expenses	$21,653	$20,009	$19,809
As a percentage of revenue	17.2%	14.2%	12.7%

The increase in general and administrative expenses of approximately $1.6 million or 8% for 2012 compared to 2011 was primarily due to the non-recurring incremental benefit of $1.3 million in 2011 on collections of previously billed and accrued historical sales tax liabilities. In addition, stock based compensation increased $0.5 million in 2012 on the timing of expense recognition related to the grant of equity awards to certain executives.

The increase in general and administrative expenses of approximately $0.2 million or 1% for 2011 compared to 2010 was primarily due to an increase in headcount-related expense of approximately $0.7 million and reduced benefit from the change in estimates for incremental sales tax liabilities of approximately $0.7 million, partially offset by a decrease in professional services fees of approximately $0.9 million.

Restructuring Charges (Benefits) and Related Adjustments

We incurred a restructuring charge of approximately $26,000 for the year ended December 31, 2012 compared to restructuring benefits of $0.2 million and charges of $0.9 million for the years ended December 31, 2011, and 2010, respectively. All of this activity was related to the adjustment of prior estimates related to our 2009 restructuring events.

During the year ended December 31, 2009, we announced restructuring plans to reduce our operating costs and focus our resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. We completed all terminations by the first quarter of 2010.

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

During the years ended December 31, 2012, 2011 and 2010, we did not enter into any hedging contracts and foreign exchange gains (losses) were ($0.3) million, ($0.5) million and $0.1 million, respectively. The foreign exchange losses in 2012 and 2011 were primarily due to the unfavorable re-measurement of foreign currency denominated assets and liabilities during each of those years. Foreign exchange gains in 2010 were primarily due to strengthening of the U.S. Dollar against the Euro at the time we settled certain non-U.S. Dollar denominated network access costs which outweighed the unfavorable re-measurement of foreign currency denominated assets and liabilities.

Provision For (Benefit From) Income Taxes

The effective tax rate was a tax expense of 17% for 2012 and a tax expense of 11% for 2011. The 2012 increase of effective tax rate was due to an increase in foreign tax expense.

The effective tax rate in 2011 was a tax expense of 11% compared to the tax benefit of 6% in 2010. Our U.S. federal statutory income tax rate was adjusted by the foreign tax rate benefit which decreased from 20% in 2010 to 1% in 2011.

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011	Increase/ (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$26,822	$25,439	$1,383
As a percentage of total assets	44.6%	40.3%

Operating Activities. Net cash provided by operating activities in 2012 was $3.5 million, compared to net cash used in operating activities of $5.5 million in 2011. Adjusting our net loss for non-cash items, resulted in $0.4 million and $1.0 million of cash provided in 2012 and 2011 respectively. Working capital fluctuations such as the timing of cash receipts and payments, provided $3.1 million in 2012 and used $6.5 million in 2011. The outflows related to working capital in 2011 were predominantly related to the settlement and payment of sales tax back bill issues with various states.

Investing Activities. Net cash used in investing activities in 2012 was approximately $3.5 million, compared to net cash used by investing of $0.7 million in 2011. Net cash used in investing activities in 2012 was the result of $4.5 million used for capital expenditures mainly driven by the acquisition of our new ERP system offset by a $1.0 million reduction in restricted cash pledged for letters of credit with a supplier. In 2011, $1.8 million used for capital expenditure was partially offset by $1.1 million reduction in restricted cash pledged for letters of credit with a supplier.

Financing Activities. Net cash provided by financing activities in 2012 was $1.4 million, compared to net cash provided by financing activities of $0.9 million in 2011. Net cash provided by financing activities in 2012 was primarily due to $1.6 million of proceeds from the issuance of common stock upon exercise of stock options, partially offset by $0.2 million in common stock repurchases to satisfy tax obligation of certain officers of the Company. Approximately $0.9 million was received in 2011 from the issuance of common stock upon exercise of stock options.

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

The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2012 and 2011 was $1.4 million and $1.3 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash

Our principal use of cash in 2012 was for the purchase of a new ERP system, network access costs, payroll related expenses and general operating expenses including marketing, travel, office rent, settlement of certain sales tax obligations, settlement of restructuring obligations and other capital expenditures. In 2013, we expect to use cash to fund ongoing operating activities and capital investments. We announced a restructuring event in February 2013 (see “Note 16. Subsequent Event”) and expect to use approximately $0.7 million of cash in 2013 to complete this event.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2012 and December 31, 2011 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$8,268	$3,156	$4,360	$752
Network Service Commitments(1)	3,209	2,694	515	—

Total Contractual Obligations	$11,477	$5,850	$4,875	$752

(1)

In the normal course of our business, we have signed contracts with certain network service providers under which we have minimum purchase commitments. These commitments expire on various dates through April 2015.

In addition to the contractual obligations disclosed above, we have unrecognized tax benefits including estimated gross interest and penalties of $5.8 million and $5.1 million as of December 31, 2012 and 2011, respectively. At December 31, 2012, we did not have any material commitments for capital expenditures.

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

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2012 were the Euro, the British pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of December 31, 2012, we had cash and cash equivalents of $26.8 million, restricted cash of $1.0 million and no short-term investments. As of December 31, 2011, we had cash and cash equivalents of $25.4 million, restricted cash of $1.9 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Data

The following tables present our operating results for each of the eight quarters during 2012 and 2011. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2012
Revenues	$33,294	$32,244	$30,818	$29,722
Operating loss	(1,112)	(840)	(434)	(1,093)
Net loss	(1,275)	(881)	(771)	(1,451)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.03)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2011
Revenues	$36,404	$35,511	$34,411	$34,435
Operating income (loss)	(989)	(939)	(873)	322
Net income (loss)	(1,477)	(1,058)	(803)	330
Basic and diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer who is performing the functions of our Principal Financial Officer at the time of the filing of this Form 10-K (our “Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2013 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2013 (the “Proxy Statement”). That information is incorporated here by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	66

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

We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We have also audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in COSO.

/s/ KPMG LLP

Santa Clara, California

March 15, 2013

iPASS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$26,822	$25,439
Accounts receivable, net of allowance for doubtful accounts of $1,173 and $1,605, respectively	17,260	21,307
Prepaid expenses and other current assets	5,058	5,938

Total current assets	49,140	52,684
Property and equipment, net	6,549	4,013
Intangible assets, net	—	169
Other assets	4,435	6,239

Total assets	$60,124	$63,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,496	$8,701
Accrued liabilities	8,631	9,502
Deferred revenue, short-term	3,787	3,852

Total current liabilities	19,914	22,055
Deferred revenue, long-term	2,834	3,134
Other long-term liabilities	475	469

Total liabilities	$23,223	$25,658

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 61,536,222 and 59,139,396 shares issued and outstanding, respectively)	61	59
Additional paid-in capital	213,454	209,624
Accumulated deficit	(176,614)	(172,236)

Total stockholders’ equity	36,901	37,447

Total liabilities and stockholders’ equity	$60,124	$63,105

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$126,078	$140,761	$156,080
Cost of revenues and operating expenses:
Network access costs	53,640	65,766	72,497
Network operations	20,806	22,307	27,291
Research and development	13,733	14,368	13,794
Sales and marketing	19,530	20,702	24,874
General and administrative	21,653	20,009	19,809
Restructuring charges (benefits) and related adjustments	26	(151)	887
Amortization of intangible assets	169	239	428

Total cost of revenues and operating expenses	$129,557	$143,240	$159,580

Operating loss	(3,479)	(2,479)	(3,500)
Interest income	19	112	83
Foreign exchange gains (losses)	(288)	(479)	131
Other income (expenses), net	12	128	(2)

Loss before income taxes	(3,736)	(2,718)	(3,288)
Provision for (benefit from) income taxes	642	290	(192)

Net loss	$(4,378)	$(3,008)	$(3,096)

Comprehensive loss	$(4,378)	$(3,008)	$(3,096)
Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.05)
Number of shares used in per share calculations	60,711,317	58,429,005	58,693,061

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009	61,538	$62	$214,056	$—	$(166,132)	$47,986
Exercise of stock options—common stock issued	289	—	211	—	—	211
Restricted stock granted	153	—	—	—	—	—
Restricted stock cancelled	(49)	—	—	—	—	—
Employee stock purchase plan—common stock issued	183	—	194	—	—	194
Repurchased and retired common stock	(4,248)	(4)	(5,121)	—	—	(5,125)
Stock-based compensation	—	—	1,699	—	—	1,699
Cash dividend declared—Return of capital	—	—	(4,047)	—	—	(4,047)
Net loss	—	—	—	—	(3,096)	(3,096)

Balances, December 31, 2010	57,866	$58	$206,992	—	$(169,228)	$37,822

Exercise of stock options—common stock issued	695	1	725	—	—	726
Restricted stock granted	350	—	—	—	—	—
Restricted stock cancelled	(76)	—	—	—	—	—
Restricted stock units released	106	—	—	—	—	—
Employee stock purchase plan—common stock issued	198	—	182	—	—	182
Stock-based compensation	—	—	1,725	—	—	1,725
Net loss	—	—	—	—	(3,008)	(3,008)

Balances, December 31, 2011	59,139	$59	$209,624	—	$(172,236)	$37,447

Exercise of stock options—common stock issued	1,248	2	1,367	—	—	1,369
Restricted stock granted	1,048	—	—	—	—	—
Employee stock purchase plan—common stock issued	186	—	203	—	—	203
Repurchased common stock	(85)	—	(158)	—	—	(158)
Stock-based compensation	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	(4,378)	(4,378)

Balances, December 31, 2012	61,536	$61	$213,454	—	$(176,614)	$36,901

See accompanying notes to Consolidated Financial Statements

iPASS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(4,378)	$(3,008)	$(3,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,418	1,725	1,699
Amortization of intangible assets	169	239	428
Depreciation, amortization and accretion	2,110	2,259	3,347
Loss on disposal of property and equipment	3	102	2
Deferred income taxes	117	(125)	(206)
Provision for doubtful accounts	(66)	360	1,425
Change in sales tax liability estimation	—	(555)	(2,214)
Changes in operating assets and liabilities:
Accounts receivable	4,113	2,367	1,564
Prepaid expenses and other current assets	878	858	1,166
Other assets	718	521	545
Accounts payable	(1,138)	(5,116)	(1,125)
Accrued liabilities	(821)	(5,276)	(944)
Deferred revenue	(365)	432	(391)
Other liabilities	(295)	(252)	(241)

Net cash provided by (used in) operating activities	3,463	(5,469)	1,959

Cash flows from investing activities:
Maturities of short-term investments	—	—	3,778
Purchases of property and equipment	(4,465)	(1,845)	(3,049)
Change in restricted cash pledged for letter of credit	971	1,099	(1,148)

Net cash used in investing activities	(3,494)	(746)	(419)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,572	908	405
Payment of cash dividends—Return of capital	—	—	(4,047)
Cash used in repurchase of common stock	(158)	—	(5,125)

Net cash provided by (used in) financing activities	1,414	908	(8,767)

Net increase (decrease) in cash and cash equivalents	1,383	(5,307)	(7,227)
Cash and cash equivalents at beginning of year	25,439	30,746	37,973

Cash and cash equivalents at end of year	$26,822	$25,439	$30,746

Supplemental disclosures of cash flow information:
Net cash paid (refunded) for taxes	$375	$564	$(790)
Accrued amounts for acquisition of property and equipment	321	388	123

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

Restricted Cash

The Company’s restricted cash consists of cash deposited with a national financial institution in connection with irrevocable letters of credit issued to a network service provider. The total amount of restricted cash was $1.0 million and $1.9 million at December 31, 2012 and 2011, respectively, and is included in other assets on the Consolidated Balance Sheets at December 31, 2012 and 2011.

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

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2012, accounts receivables from European customers represented 45% of total accounts receivable of which 33% were aged within the Company’s standard credit term of 30 days and 86% were aged less than 90 days.

As of December 31, 2012 and 2011, no individual customer represented 10% or more of accounts receivable. For the years ended December 31, 2012, 2011, and 2010, no individual customer represented more than 10% of total revenues.

For the year ended December 31, 2012, 2011 and 2010, one supplier accounted for 12%, 17% and 16%, respectively, of total network access costs. No other individual supplier represented more than 10% of total network access costs in 2012, 2011 and 2010.

Property and Equipment, Net

Property and equipment, net are stated at cost, less accumulated depreciation or amortization. Depreciation of property and equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives of the respective assets as follows:

•	Equipment: 3 years

•	Furniture and fixtures: 5 years

•	Computer software: 3 to 5 years

•	Leasehold improvements: the shorter of the useful life of the leasehold improvements or the term of the underlying lease

•	Construction in progress: various depending on the underlying asset being developed

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service. Depreciation for equipment and computer software begins once it is placed in service and depreciation for leasehold improvements commences once they are ready for intended use.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, along with net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company records net deferred tax assets to the extent management believe these assets would more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event management was to determine that the Company would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal, state or foreign income taxes has been provided. During fiscal 2012, approximately $7.0 million of foreign earnings have been deemed repatriated under the US tax law. Only the US federal and state income tax consequences have been provided on those earnings, however, they will not be deemed to be repatriated under foreign laws. The major foreign jurisdictions where the Company has operations includes India and the U.K. Upon distribution of earnings from India and the U.K. in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2012 and 2011, the cumulative undistributed earnings of the Company’s foreign subsidiaries approximated $11.1 million and $10.2 million, respectively. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2012 and 2011 was $1.4 million and $1.3 million, respectively. The Company currently does not intend to distribute any of its cumulative earnings by its foreign subsidiaries to the parent company in the U.S.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of December 31, 2012 and 2011, the Company had $5.8 million and $5.1 million, respectively, of unrecognized tax benefits that if recognized will have an effect on the Company’s tax liability.

The Company recognizes estimated interest and penalties relating to income tax uncertainties as a component of the provision for income taxes.

Stock-Based Compensation

Stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period on a straight-line basis. The Company’s stock-based payment awards to employees and directors include stock options, restricted stock units and awards, and employee purchase rights granted in connection with the Employee Stock Purchase Plan. Certain restricted stock awards have performance-based restrictions, which require an assessment of the probability of vesting. The Company calculates the fair value of restricted stock and performance-based awards which are paid in restricted stock, based on the closing price of its stock on the date of grant. The Company calculates the fair value of stock options and employee purchase rights on the date of grant using the Black-Scholes option-pricing model that requires the use of assumptions such as expected stock price volatility over the term of the awards, actual and

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected stock price volatility is based on historical volatility and the expected term is based on the historical average expected term. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures. The expected forfeiture rate is based upon the historical experience of employee turnover and certain other factors. To the extent the actual forfeiture rate is different from the expected rate, stock-based compensation expense is adjusted accordingly.

Revenue Recognition

Revenue is recognized when all four revenue recognition criteria have been met; persuasive evidence of an arrangement exists, service has been provided to the customer, the fee is fixed or determinable, and collection is reasonably assured. When the above criteria are not met, revenue is deferred and recognized upon cash collection, upon acceptance of a completion certificate from the customer or when the product is shipped, depending on the type of fee or service arrangement.

Network Fees

The Company recognizes network fees during the period the services are rendered to the end-users based on usage or a flat fee. The Company has two types of flat fee arrangements for its network services. The first is a recurring flat fee that is billed at the same dollar amount each month. The second is a recurring fee calculated based on a flat fee per user per month, of which the dollar amount billed would differ month-to-month depending on the number of users using the Company’s services during a given month. The Company frequently requires customers to commit to minimum network fees associated with monthly, quarterly or annual minimum network usage or over the term of the arrangement. For customers that have agreed to a Minimum Monthly Commitment (MMC), the customer’s monthly invoice reflects the greater of the customer’s actual usage for the month or the MMC for that month. If the MMC exceeds actual usage (a “Shortfall”), the Company determines whether the Shortfall is fixed or determinable. If the Company concludes that the Shortfall is fixed or determinable, based upon customer specific billing history, and other revenue recognition criteria have been met, the Company recognizes as revenue the amount of Shortfall which is invoiced. If the Company concludes that the Shortfall is not fixed or determinable, the Company recognizes revenue when the Shortfall amount is collected.

Platform Services and Other Fees

Platform services are any services that allow a user to connect to a network using the iPass platform. Fees for this service are typically based upon a monthly rate, and revenue is recognized during the month the services are provided. Revenue related to iPassConnect (“iPC”) fees, including extended support fees as the iPC product reached end-of-life in 2012, and Open Mobile Platform fees are typically based upon a monthly rate (per user rate or a flat fee) and are recognized during the month the services are provided. Start-up support service fees representing charges to new customers, customization services and standard training may be billed up-front in advance and recognized as revenue over the term of the contract.

Managed Network Services (“MNS”) Contract Fees

MNS contracts are monthly flat fee contracts combined with certain other upfront fees such as one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. As a result, the Company recognizes its MNS revenue arrangements monthly over the estimated life of the endpoint. An endpoint represents a separate physical location, such as a branch office, a retail office or a virtual office. Endpoint lives are estimated based on the historical average endpoint life by product group. The Company

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodically performs an analysis of estimated lives of the endpoints and revises the remaining term over which revenue will be recognized, if needed. As of December 31, 2012, the expected period of performance for endpoints approximates a 4-year period for the Company’s Branch/Retail product group, and 18 months for the Company’s Home Office product group.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2012, 2011, and 2010 were $0.1 million each year.

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

In addition, the Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $2.6 million and $0.7 million in 2012 and 2011, respectively for a purchase of a new ERP system as a construction in progress. These capitalized costs have not been amortized as of December 31, 2012 since the ERP system was not ready for the Company’s intended use.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also capitalized $0.3 million in 2011 for internal use software. Capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is five years. Amortization expense was approximately $0.2 million in 2012 and $0.1 million in 2011. Management evaluates the useful lives of the Company’s assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2012, and 2011.

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

The fair values of these financial assets (excluding cash) and financial liabilities were determined using the following inputs at December 31, 2012 and December 31, 2011, respectively:

	As of December 31, 2012				As of December 31, 2011
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$18,298	$—	$—	$18,298	$18,286	$—	$—	$18,286

Total financial assets	$18,298	$—	$—	$18,298	$18,286	$—	$—	$18,286

Financial liabilities
Lease liabilities incurred in connection with the restructuring plan(2)	$—	$—	$483	$483	$—	$—	$736	$736

Total financial liabilities	$—	$—	$483	$483	$—	$—	$736	$736

(1)	Held in cash and cash equivalents on the Company’s consolidated balance sheets.
(2)

Lease liabilities are recorded at fair value and are included as liabilities in the Company’s consolidated balance sheets. The lease liabilities were recorded in connection with the lease abandonment plans implemented in 2009 (See Note 7 for further discussion of the restructuring plans). Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Level 1, 2, and 3 between December 31, 2011 and December 31, 2012. As of December 31, 2012 and December 31, 2011, the carrying amount of accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short maturities.

Note 4. Property and Equipment

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Equipment	$14,292	$15,220
Furniture and fixtures	2,214	2,407
Computer software	6,891	6,767
Construction in progress	3,356	730
Leasehold improvements	1,578	1,308

	28,331	26,432
Less: Accumulated depreciation and amortization	(21,782)	(22,419)

Property and equipment, net	$6,549	$4,013

Depreciation expense was approximately $2.1 million, $2.3 million, and $3.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. During the year ended December 31, 2012, the Company wrote-off approximately $2.8 million of gross property and equipment, almost all of which were fully depreciated.

Note 5. Other Assets

Other assets consisted of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Prepaid lease obligations	$236	$461
Deferred installation costs and other long-term assets	2,180	2,693
Deposits	854	834
Long-term deferred tax asset, net	195	310
Restricted cash	970	1,941

	$4,435	$6,239

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Sales tax liabilities	$1,080	$1,858
Accrued restructuring liabilities—current(1)	203	267
Accrued network access costs	1,995	2,418
Accrued bonus, commissions and other employee benefits	2,550	2,829
Amounts due to customers	1,061	570
Other accrued liabilities	1,742	1,560

	$8,631	$9,502

(1)	See Note 7. Accrued Restructuring

Note 7. Accrued Restructuring

During the year ended December 31, 2009, the Company announced restructuring plans to reduce its operating costs and focus its resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. All workforce and contract obligation terminations were completed in 2010. The lease on the abandonment of facilities will continue until 2015.

The following is a roll forward of restructuring liability for the years ended December 31, 2012, 2011 and 2010:

Total Restructuring Costs
(In thousands)
Balance as of December 31, 2009	$4,323
Restructuring charges and related adjustments	887
Payments	(3,569)

Balance as of December 31, 2010	$1,641
Restructuring benefits and related adjustments	(151)
Payments	(754)

Balance as of December 31, 2011	$736
Restructuring charges and related adjustments	26
Payments	(279)

Balance as of December 31, 2012	$483

As of December 31, 2012 and 2011, the Company classified approximately $0.2 million and $0.3 million, respectively, of the restructuring liability in accrued liabilities and the remaining restructuring liability of approximately $0.3 million and $0.4 million, respectively, in long-term liabilities based on the Company’s expectation that the remaining lease payments for the abandoned facilities will be paid over the remaining term of the related leases (net of expected sublease income).

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Income Taxes

Loss before income taxes includes income from foreign operations of approximately $0.6 million, $0.3 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
U.S. federal	$—	$—	$(321)
State	30	55	63
Foreign	495	361	272

	$525	$416	$14
Deferred:
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	117	(126)	(206)

	$117	$(126)	$(206)

Provision for (benefit from) income taxes	$642	$290	$(192)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carry forwards. As of December 31, 2012 and 2011, the Company assessed a full valuation allowance on its net deferred tax assets from the United States and Israel. The components of deferred tax assets (liabilities) consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$51,835	$49,872
Reserves and accruals	6,059	5,503
Research and other tax credits	5,493	5,505
Property and equipment	52	1,546

Total deferred tax assets	$63,439	$62,426
Valuation allowance	(62,313)	(61,765)

Net deferred tax assets	$1,126	$661
Deferred tax liabilities:
Property and equipment	(649)	—
Intangible assets	—	(67)

Total net deferred tax assets	$477	$594

As of December 31, 2012, approximately $23.9 million of the total valuation allowance for deferred tax assets relates to net operating loss and credit carry forwards attributable to acquired entities. These net operating

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss and credit carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. Also included in the valuation allowance as of December 31, 2012 is approximately $2.1 million related to net operating loss carry forwards in Israel.

The provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	(35%)	(35%)	(35%)
State taxes, net of federal benefit	(4)	(3)	(2)
Foreign taxes	6	(1)	(20)
Amortization of stock-based compensation	1	3	—
Research and development benefit	(2)	(30)	(18)
Refund and reserves related to IRS audit	—	—	(10)
Deemed repatriated foreign earnings	61	—	—
Other	1	4	2
Valuation Allowance	(11)	73	77

Provision for (benefit from) income taxes	17%	11%	(6%)

As of December 31, 2012, the Company had gross cumulative net operating loss carry forwards for federal and state tax reporting purposes of approximately $133.4 million and $101.4 million, respectively, which expire in various periods between 2013 and 2032. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. At December 31, 2012, the Company has federal net operating losses of $7.0 million and state net operating losses of $7.2 million related to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit accumulated paid-in capital if realized.

As of December 31, 2012, the Company also has research and development tax credit carry forwards of approximately $2.1 million and $3.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forwards will expire in various amounts through 2031. The state tax credits can be carried forward indefinitely. In addition, the Company has $0.3 million of minimum alternative tax credits in India which can be carried forward 10 years and will begin to expire in 2018.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2011	$4,831
Increases for positions taken in prior years	59
Increases for positions related to the current year	404
Settlements with taxing authorities	(163)

Balance at January 1, 2012	$5,131
Increases for positions taken in prior years	2,438
Increases for positions related to the current year	419
Settlements with taxing authorities	(2,215)

Balance at December 31, 2012	$5,773

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase for tax positions taken in the prior years during fiscal 2012 primarily relates to certain state research and development tax credits currently under review by tax authorities. Settlements with tax authorities during fiscal 2012 resulted from taxes being assessed for deemed repatriated foreign earnings on intercompany balances due to foreign subsidiaries.

If any of these tax benefits that are unrecognized should become recognizable at a future time a balance of $0.7 million would be released into income.

It is reasonably possible that the total amount of unrecognized tax benefits will change in 2013. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2013.

In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2012, 2011, and 2010.

Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential changes in underlying uncertain tax positions is between a decrease of $0.8 million and an increase of $0.3 million.

The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2006 to 2012 remain open to examination by certain of these major taxing jurisdictions.

The Company currently has income tax audits in progress in India and has accrued approximately $0.6 million in connection with these audits.

Note 9. Stockholders’ Equity

Equity Incentive Plans

The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units to employees (“Employee Plan”) and to directors (“Director Plan”). Stock options granted to employees generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to satisfy minimum statutory tax withholding obligations with respect to the vesting of restricted stock awards. The restricted stock units are not considered outstanding until released and restricted stock awards with performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined performance goals, including targeted earnings before interest, taxes and amortization (“EBITA”) and targeted number of active Open Mobile monetized users. As of December 31, 2012, the Company has a total of 753,925 outstanding shares of performance-based restricted stock awards related to targeted EBITA, none of which had vested as the performance goals had not been met. During 2011, the Company had granted a total of 280,000 shares of performance-based restricted stock awards related to targeted number of active Open Mobile monetized users which carry a service-condition to vest four years from the grant

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date, however, vesting will be accelerated upon the achievement of pre-defined performance goals. As of the year ended December 31, 2012, the first performance goal for the targeted number of active Open Mobile monetized users had been met and 20% of the shares vested. No performance-based restricted stock awards were granted during the year ended December 31, 2012.

The number of shares authorized for issuance is automatically increased by 5% annually under the Employee Plan and by 250,000 shares annually under the Director Plan. Upon exercise, new shares are issued. As of December 31, 2012, 20,221,637 shares were available for grant under all plans.

The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards and Units Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2009	14,014,741	8,572,106	$2.50		994,042	$1.87
Authorized	3,326,988
Granted(1)	(14,147,374)	13,809,097	$1.66	$0.49	338,277	$1.11
Options Exercised		(289,469)	$0.73
Restricted Stock Vested(1)					(269,867)	$2.62
Terminated/cancelled/forfeited(1)	12,295,857	(12,210,102)	$2.10		(85,755)	$2.93

Balance at December 31, 2010	15,490,212	9,881,632	$1.87		976,697	$1.51
Authorized	3,143,327
Granted(2)	(2,622,300)	2,272,300	$1.57	$0.64	350,000	$1.52
Options Exercised		(694,520)	$1.04
Restricted Stock Vested(2)					(199,502)	$1.39
Terminated/cancelled/forfeited	2,000,517	(1,924,412)	$2.03		(76,105)	$1.57

Balance at December 31, 2011	18,011,756	9,535,000	$1.82		1,051,090	$1.52
Authorized	3,206,969
Granted(3)	(1,993,000)	945,500	$2.31	$0.81	1,047,500	$2.16
Options Exercised		(1,247,776)	$1.10
Restricted Stock Vested(3)					(178,116)	$1.77
Terminated/cancelled/forfeited	995,912	(944,196)	$3.04		(51,716)	$1.80

Balance at December 31, 2012	20,221,637	8,288,528	$1.85		1,868,758	$1.85

(1)

Includes 9,895,614 stock options cancelled and re-granted as a result of the stock option repricing events which are described at Note 11. Restricted stock granted during 2010 included 90,000 shares of restricted stock with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. The remaining 42,329 shares of restricted stock with performance-based vesting criteria related to targeted EBITA and 205,948 restricted stock units are not participating securities and, as such, are excluded from shares outstanding. Restricted stock vested during 2010 included 63,320 shares of restricted stock units (net of 36,680 shares withheld for taxes) which have been included as shares outstanding.

(2)

Restricted stock awards granted during 2011 included 70,000 shares of restricted stock with time-based vesting criteria and 280,000 with time-based vesting criteria that accelerate upon the achievement of a targeted number of active Open Mobile monetized users; both of which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. Restricted stock vested during 2011 included 105,948 shares of restricted stock units which have been included as shares outstanding.

(3)

Restricted stock granted during 2012 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity and comprehensive loss. Restricted stock vested during 2012 represent 229,832 restricted stock awards released (net of 51,716 shares withheld for taxes).

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options exercised was $1.1 million, $0.4 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.71— 1.02	872,433	6.32	$0.81	794,400	$0.82
1.05— 1.05	1,686,064	7.05	1.05	1,189,576	1.05
1.06— 1.27	1,689,676	6.30	1.23	1,534,506	1.23
1.30— 1.72	2,003,866	8.10	1.59	927,704	1.57
1.92—18.37	2,036,489	5.49	3.74	1,172,489	4.74

Total	8,288,528	6.69	1.85	5,618,675	1.92

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2012	8,288,528	$1.85	6.69	$3,714
Options vested and expected to vest at December 31, 2012	7,251,205	$1.88	6.45	$3,386
Options exercisable at December 31, 2012	5,618,675	$1.92	5.87	$2,904

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense included in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Network operations	$222	$122	$245
Research and development	257	142	209
Sales and marketing	486	449	353
General and administrative	1,453	1,012	892

Total	$2,418	$1,725	$1,699

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock options	$1,145	$1,299	$1,360
Restricted stock	1,173	392	302
Employee stock purchase plan	100	34	37

Total	$2,418	$1,725	$1,699

As of December 31, 2012, there was $1.3 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 2.0 years. As of December 31, 2012, there was $1.2 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

Valuation Assumptions

The weighted average estimated fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions (excluding repriced stock options, which are described at Note 11):

	Year Ended December 31,
	2012	2011	2010
Risk-free rate	0.35%	0.98%	1.86%
Expected dividend yield	0%	0%	0%
Expected volatility	52%	57%	54%
Expected term	3.1 years	3.4 years	4.0 years

Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The total grant date fair value of the restricted awards granted during the years ended December 31, 2012, 2011, and 2010 was approximately $2.3 million, $0.5 million, and $0.4 million, respectively, which will be recognized over the requisite service periods.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). The number of shares reserved under the ESPP increases annually by 1% of the total number of shares outstanding at the end of the prior year. As of December 31, 2012, the Company reserved 6.3 million shares of common stock for issuance under the ESPP plan and approximately 3.7 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or $25,000 worth of common stock in any one calendar year. During the years ended December 31, 2012, 2011 and 2010, 186,275, 198,490, and 183,062 shares were purchased at average per share prices of $1.09, $0.92 and $1.06, respectively.

Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2012, 2011, and 2010 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free rate	0.09%	0.18%	0.16%
Expected dividend yield	0%	0%	0%
Expected volatility	55%	47%	57%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

Note 10. Return of Capital and Repricing of Stock Options

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

The adjustment of existing options and issuance of new stock options and performance stock awards was intended to address the diminution in value to the option from the extraordinary cash dividend and to attempt to preserve the option’s intrinsic value (amount of value the option holder would receive upon immediate exercise and sale of the underlying stock) that existed prior to the extraordinary cash dividend. This completed the Company’s commitment to return $40.0 million of capital to stockholders in the form of dividends and stock repurchases. For further details on stock repurchases, see Note 11.

During the year ended December 31, 2012 and 2011, the Company did not pay any cash dividends on its common stock or reprice its stock options.

Note 11. Stock Repurchase Activities

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

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Commitments and Contingencies

Leases and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through June 2017. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan, as of December 31, 2012, are as follows:

Operating Leases
(In thousands)
Year ending December 31:
2013	$3,156
2014	3,055
2015	1,305
2016	529
2017	223

$8,268

The Company has approximately $0.5 million in facility lease obligations which are included in accrued restructuring liabilities. Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2012, 2011, and 2010 was $2.5 million, $2.7 million, and $2.7 million, respectively.

The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through April 2015. Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2013	$2,694
2014	500
2015	15

$3,209

Sales Tax Liabilities

The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During subsequent years, this liability was reduced through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability to $0.8 million in 2012, $1.4 million in 2011 and $2.9 million in 2010.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 13. Employee 401(k) Plan

The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2012, 2011 and 2010, there have been no employer contributions under this plan.

Note 14. Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(4,378)	$(3,008)	$(3,096)

Denominator:
Denominator for basic and diluted net loss per common share - Weighted average shares outstanding	60,711,317	58,429,005	58,693,061
Basic and diluted net loss per common share	$(0.07)	$(0.05)	$(0.05)

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Options to purchase common stock	2,473,024	5,408,721	8,868,454
Restricted stock awards, considered participating securities	1,819,261	1,106,293	1,022,884

The weighted-average exercise price of options to purchase common stock excluded from the computation was $3.59, $2.59, and $2.32, for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 15. Segment and Geographical Information

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

The Company evaluates performance and allocates resources based on segment profit or loss from operations before income taxes, not including amortization of intangibles, restructuring and incremental sales tax, penalties and interest. For a discussion of the Company’s sales tax liabilities, see Note 12. Commitments and Contingencies. The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to the respective segments. In addition to direct costs, each segment has indirect costs. Indirect costs that are allocated to each segment include certain costs relating to facilities, employee benefits and payroll taxes, and shared services in management, finance, legal, human resources, and information technology. Indirect costs are allocated based on headcount, salaries and segment revenue contribution. The total operating costs allocated to the reportable segments for the years ended December 31, 2012, 2011, and 2010, were $129.4 million, $144.5 million, and $160.4 million, respectively. The Company does not allocate to its reportable segments amortization of intangibles, restructuring and any associated adjustments related to restructuring actions, and incremental sales tax penalties and interest. By definition, segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and operating income (loss) for each reportable segment for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	Net Revenue	Total Segment Operating Income (Loss)
	(In thousands)
2012
Mobility Services	$92,674	$(2,750)
MNS	33,404	(542)

Total Segment	$126,078	$(3,292)

2011
Mobility Services	$110,808	$(2,013)
MNS	29,953	(1,753)

Total Segment	$140,761	$(3,766)

2010
Mobility Services	$128,675	$(2,711)
MNS	27,405	(1,632)

Total Segment	$156,080	$(4,343)

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the year ended December 31, 2012, 2011, and 2010, to arrive at net revenue. Depreciation allocated to the Mobility Services segment for the years ended December 31, 2012, 2011, and 2010 were $1.7 million, $2.1 million, and $3.0 million, respectively. Depreciation allocated to the MNS segment for the years ended December 31, 2012, 2011, and 2010 were $0.4 million, $0.2 million, and $0.3 million, respectively.

Reconciliations of total segment operating income (loss) to total operating loss and total loss before income taxes for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total segment operating loss	$(3,292)	$(3,766)	$(4,343)
Amortization of intangibles	(169)	(239)	(428)
Restructuring	(26)	151	(887)
Sales tax, penalties and interest	8	1,375	2,158

Total operating loss	$(3,479)	$(2,479)	$(3,500)
Interest income	19	112	83
Foreign exchange gains (losses), net	(288)	(479)	131
Other income (expenses), net	12	128	(2)

Total loss before income taxes	$(3,736)	$(2,718)	$(3,288)

iPASS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes total Company revenue by country or by geographical region:

	For the Year Ended December 31,
	2012	2011	2010
United States	57%	58%	62%
EMEA	32%	32%	30%
Asia Pacific	10%	9%	7%
Rest of the world	1%	1%	1%

No individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2012, 2011, and 2010. Revenues in the United Kingdom accounted for 9% of total revenues in 2012, 2011 and 2010. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2012, 2011, and 2010. International revenues are determined by the location of the customer’s headquarters.

Note 16. Subsequent Event

On February 13, 2013, the Company announced a plan to re-align its cost structure to focus investments, resources and operating expenses on the company’s growing Open Mobile business. The Company is shifting spending away from its legacy iPC business to support Open Mobile growth initiatives. As a result of the realignment, iPass expects to reduce its workforce by less than 5% and expects to record in the aggregate, approximately $0.7 million of restructuring charges during the first quarter of 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/S/ EVAN L. KAPLAN	By:	/S/ DARIN R. VICKERY
	Evan L. Kaplan, President and Chief Executive Officer (Principal Executive Officer)		Darin R. Vickery, Vice President and Corporate Controller (Principal Financial Officer)

Date: March 15, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Evan L. Kaplan and Darin R. Vickery, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN L. KAPLAN Evan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/S/ DARIN R. VICKERY Darin R. Vickery	Vice President and Corporate Controller (Principal Financial Officer)	March 15, 2013

/S/ JOHN D. BELETIC John D. Beletic	Chairman and Director	March 15, 2013

/S/ PETER C. CLAPMAN Peter C. Clapman	Director	March 15, 2013

/S/ GARY A. GRIFFITHS Gary A. Griffiths	Director	March 15, 2013

/S/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 15, 2013

/S/ KENNETH H. TRAUB Kenneth H. Traub	Director	March 15, 2013

/S/ SAMUEL L. SCHWERIN Samuel L. Schwerin	Director	March 15, 2013

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to (recovered from) Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2012	$1,605	$(66)	$366	$1,173
2011	1,757	$360	$512	$1,605
2010	1,140	1,425	808	1,757

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(16)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(7)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation.(14)

3.4	Amended and Restated By-Laws.(2)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen stock certificate.(1)

10.1*	iPass Inc. 2003 Equity Incentive Plan.(10)

10.2*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan.(3)

10.3*	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan.(6)

10.4*	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan.(6)

10.5*	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan.(6)

10.6*	iPass Inc. 2003 Non-Employee Directors Plan.(10)

10.7*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan.(4)

10.8*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan.(4)

10.9*	iPass Inc. 2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)

10.10*	Outside Director Compensation Arrangement.(5)

10.11*	iPass Inc. Amended and Restated Executive Corporate Transaction and Severance Benefit Plan, as amended.(15)

10.12*	iPass Inc. Key Employee Corporate Transaction and Severance Benefit Plan.(11)

10.13*	iPass Inc. Severance Benefit Plan.(11)

10.14*	Employment Agreement, dated November 1, 2008, between Registrant and Evan L. Kaplan.(11)

10.15*	Amendment to the Employment Agreement, dated May 28, 2009, between Registrant and Evan L. Kaplan(13)

10.16*	Amendment to the Employment Agreement, dated February 15, 2012, between Registrant and Evan L. Kaplan.(9)

10.17*	Offer Letter with William Garvey dated May 5, 2009.(7)

10.18*	Offer Letter with Steven Gatoff dated May 20, 2009.(7)

10.19*	Offer Letter with Christophe Culine dated June 14, 2011.(8)

10.20*	Transition Agreement with Steven Gatoff dated December 10, 2012.

10.21*	Form of Indemnity Agreement.(1)

Exhibit Number	Description of Document

10.22	Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended).(1)

10.23	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto.(3)

10.24	Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc.(3)

10.25*	2012 Annual Executive Management Bonus Plan.(12)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934.
(1)	Previously filed as the like-described exhibit to our Registration Statement Form S-1, as amended (SEC File No. 333-102715), filed on January 24, 2003, and incorporated by reference herein.
(2)	Previously filed as the like-described exhibit to our Form 8-K (SEC File No. 000-50327), filed on August 29, 2010, and incorporated by reference herein.
(3)	Previously filed as the like-described exhibit to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.
(4)	Previously filed as the like-described exhibit to our Form 10-K (SEC File No. 000-50327), filed on March 29, 2007, and incorporated by reference herein.
(5)	Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50327), filed on April 24, 2012, and incorporated by reference herein.
(6)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.

(7)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on August 7, 2009, and incorporated by reference herein.
(8)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on August 8, 2011, and incorporated by reference herein.
(9)	Filed as Exhibit 10.16 to our Form 10-K, filed March 7, 2012 (SEC File No. 000-50327), and incorporated herein by reference.
(10)	Previously filed as an appendix to our Proxy Statement (SEC File No. 000-50327), filed on July 14, 2009, and incorporated by reference herein.
(11)	Previously filed as the like-described exhibit to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.
(12)	Previously described in our Form 8-K (SEC File No. 000-50327), filed on February 28, 2012, which description is incorporated by reference herein.
(13)	Previously described in our Form 8-K (SEC File No. 000-50327), filed on June 1, 2009, which description is incorporated by reference herein.
(14)	Previously filed as the like-described exhibit to our Form 8-K (SEC File No. 000-50327), filed on February 3, 2010, and incorporated by reference herein.
(15)	Previously filed as the like-described exhibit to our Form 8-K (SEC File No. 000-50327), filed on July 6, 2011, and incorporated by reference herein.
(16)	Previously filed as the like-described exhibit to our Form 10-Q (Commission No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.