Form 10-Q
period 2013-03-31
IPASS INC
filed 2013-05-09
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2013 was 63,321,894.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,810	$26,822
Accounts receivable, net of allowance for doubtful accounts of $1,131 and $1,173, respectively	21,283	17,260
Prepaid expenses and other current assets	4,637	5,058

Total current assets	50,730	49,140

Property and equipment, net	6,468	6,549
Other assets	4,149	4,435

Total assets	$61,347	$60,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,512	$7,496
Accrued liabilities	10,306	8,631
Deferred revenue, short-term	3,771	3,787

Total current liabilities	23,589	19,914

Deferred revenue, long-term	2,532	2,834
Other long-term liabilities	420	475

Total liabilities	26,541	23,223

Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	214,733	213,454
Accumulated deficit	(179,989)	(176,614)

Total stockholders’ equity	34,806	36,901

Total liabilities and stockholders’ equity	$61,347	$60,124

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue	$29,629	$33,294
Cost of revenues and operating expenses:
Network access costs	12,757	14,640
Network operations	4,841	5,399
Research and development	3,614	3,702
Sales and marketing	4,917	5,350
General and administrative	6,179	5,259
Restructuring charges (benefits) and related adjustments	600	(4)
Amortization of intangible assets	—	60

Total cost of revenue and operating expenses	32,908	34,406

Operating loss	(3,279)	(1,112)
Interest income	4	3
Foreign exchange losses, net	(73)	(29)

Loss before income taxes	(3,348)	(1,138)
Provision for income taxes	27	137

Net loss	$(3,375)	$(1,275)

Comprehensive loss	$(3,375)	$(1,275)
Basic and diluted net loss per share	$(0.05)	$(0.02)
Number of shares used in per share calculations:
Basic and diluted	61,892,975	59,757,876

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,375)	$(1,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	750	529
Amortization of intangible assets	—	60
Depreciation and amortization	624	623
Provision for doubtful accounts	(42)	(87)
Changes in operating assets and liabilities:
Accounts receivable	(3,981)	334
Prepaid expenses and other current assets	421	248
Other assets	286	125
Accounts payable	2,041	637
Accrued liabilities	1,675	238
Deferred revenue	(318)	356
Other liabilities	(55)	(52)

Net cash provided by (used in) operating activities	(1,974)	1,736

Cash flows from investing activities:
Purchases of property and equipment	(568)	(1,783)

Net cash used in investing activities	(568)	(1,783)

Cash flows from financing activities:
Proceeds from issuance of common stock	530	420

Net cash provided by financing activities	530	420

Net increase (decrease) in cash and cash equivalents	(2,012)	373
Cash and cash equivalents at beginning of period	26,822	25,439

Cash and cash equivalents at end of period	$24,810	$25,812

Supplemental disclosures of cash flow information:
Net cash paid for taxes	$44	$223
Accrued amounts for acquisition of property and equipment	$296	$511

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Condensed Consolidated Financial Statements for December 31, 2012 were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The recurring fair value measurements of these financial assets (excluding cash) and financial liabilities were determined using the following inputs at March 31, 2013, and December 31, 2012, respectively:

	As of March 31, 2013				As of December 31, 2012
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
	(In thousands)
Financial assets
Money market funds(1)	$18,301	$—	$—	$18,301	$18,298	$—	$—	$18,298

Total financial assets	$18,301	$—	$—	$18,301	$18,298	$—	$—	$18,298

Financial liabilities
Lease liabilities incurred in connection with the restructuring plan(2)	$—	$—	$419	$419	$—	$—	$483	$483

Total financial liabilities	$—	$—	$419	$419	$—	$—	$483	$483

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Lease liabilities are recorded at fair value and are included as liabilities in the Company’s condensed consolidated balance sheets. The lease liabilities were recorded in connection with lease abandonment plans implemented in 2009 (see Note 6 for further discussion of restructuring plans). Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.

There were no transfers between Levels 1, 2, and 3 from December 31, 2012, through March 31, 2013.

As of March 31, 2013, and December 31, 2012, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Equipment	$14,731	$14,292
Furniture and fixtures	2,214	2,214
Computer software	10,309	6,891
Capital work-in-progress	45	3,356
Leasehold improvements	1,374	1,578

	28,673	28,331
Less: Accumulated depreciation and amortization	(22,205)	(21,782)

Property and equipment, net	$6,468	$6,549

Depreciation expense was approximately $0.6 million for each of the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, the Company retired approximately $0.2 million and $2.3 million, respectively, of gross property and equipment, nearly all of which were fully depreciated.

During January 2013, the Company went “live” with a new enterprise resource planning (ERP) system. Accordingly, approximately $3.4 million of capitalized costs related to the ERP implementation was reclassified from capital work-in-progress to computer software.

Note 4. Other Assets

Other assets consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Prepaid lease obligations	$183	$236
Deferred installation costs	1,940	2,180
Deposits	861	854
Long-term deferred tax assets, net	195	195
Restricted cash	970	970

	$4,149	$4,435

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Accrued sales tax liabilities	$1,061	$1,080
Accrued restructuring liabilities – current(1)	581	203
Accrued network access costs	2,546	1,995
Accrued bonus, commissions and other employee benefits	3,425	2,550
Amounts due to customers	1,046	1,061
Other accrued liabilities	1,647	1,742

	$10,306	$8,631

(1)	See Note 6. Accrued Restructuring.

Note 6. Accrued Restructuring

During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. The 2009 Plans were completed during 2010.

In the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. The Company recorded a restructuring charge of approximately $0.6 million during the first quarter of 2013, which included severance, facility exit cost and other associated costs. The Company has paid approximately $0.2 million during the first quarter of 2013. The remaining cash payments of approximately $0.4 million are expected to be paid during the second quarter of 2013.

The following is a rollforward of restructuring liability for the Q1 2013 and 2009 Plans:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$483	$736
Restructuring charges (benefits) and related adjustments	600	(4)
Payments	(266)	(54)

Ending balance	$817	$678

As of March 31, 2013, approximately $0.6 million of the restructuring liability is included in accrued liabilities, and the remaining restructuring liability of approximately $0.2 million is included in other long-term liabilities.

Note 7. Commitments and Contingencies

Lease and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through June 2017. Future minimum lease payments under these operating leases, including approximately $0.4 million of future payments on leases accounted for under the Company’s restructuring plans, as of March 31, 2013, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2013	$2,314
2014	2,933
2015	1,252
2016	511
2017	258

$7,268

The Company has contracts with certain network service providers, mobile data providers and other vendors which have minimum purchase commitments that expire on various dates through April 2016. Future minimum purchase commitments under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2013	$1,937
2014	828
2015	118
2016	26

$2,909

At March 31, 2013, the Company had no material commitments for capital expenditures.

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

Note 8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three months ended March 31, 2013 and 2012, we have excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(3,375)	$(1,275)

Denominator:
Basic and diluted net loss per common share - Weighted average shares outstanding	61,892,975	59,757,876

Basic and diluted net loss per common share	$(0.05)	$(0.02)

The following weighted average potential shares of common stock would have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	2,676,252	3,365,857
Restricted stock awards, including participating securities	1,822,692	1,428,883

Total	4,498,944	4,794,740

Note 9. Segment and Geographical Information

The Company’s two reportable operating segments are: Mobility Services and iPass Unity Network Services (“iPass Unity”; formerly known as Managed Network Services). The Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The iPass Unity segment provides customers with Wi-Fi and Wide Area Network solutions. The Company’s Chief Operating Decision Maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenue, segment income or loss from operations before income taxes, excluding amortization of intangibles, and restructuring.

The accounting policies of the reportable operating segments are substantially the same as those the Company uses for its condensed consolidated financial statements. All direct costs are allocated to the respective operating segments. In addition to direct costs, certain indirect costs are allocated to each operating segment including costs relating to shared services in management, finance, legal, human resources, facilities, and information technology. Indirect costs are allocated based on headcount, salaries and operating segment revenue. The total pool of operating costs and network access costs allocated to the reportable operating segments were $32.3 million and $34.4 million for the three months ended March 31, 2013 and 2012, respectively. Costs related to amortization of intangibles, and restructuring activities are not allocated to operating segments. By definition, operating segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating loss for each reportable operating segment for the three months ended March 31, 2013 and 2012, were as follows:

	Net Revenue	Total Segment Operating Loss
	(In thousands)
For the three months ended March 31, 2013
Mobility Services	$20,951	$(2,535)
iPass Unity	8,678	(154)

Total Operating Segment	$29,629	$(2,689)

For the three months ended March 31, 2012
Mobility Services	$25,165	$(951)
iPass Unity	8,129	(139)

Total Operating Segment	$33,294	$(1,090)

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the three months ended March 31, 2013 and 2012, to arrive at net segment revenue.

Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the three months ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total segment operating loss	$(2,689)	$(1,090)
Amortization of intangibles	—	(60)
Restructuring (charges) benefits and related adjustments	(600)	4
Certain state sales tax and federal tax items	10	34

Total operating loss	(3,279)	(1,112)

Interest income	4	3
Foreign exchange gains (losses), net	(73)	(29)

Total loss before income taxes	$(3,348)	$(1,138)

The following table summarizes total Company revenue by country or by geographical region for the periods presented:

	Three Months Ended March 31,
	2013	2012
United States	56%	58%
EMEA	33%	32%
Asia Pacific	10%	9%
Rest of World	1%	1%

No individual country, except for the United States and United Kingdom, represented 10% or more of total revenue for the three months ended March 31, 2013 and 2012. No individual customer represented 10% or more of total revenue for the three months ended March 31, 2013 and 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events, and Key Operating Highlights	Operating, financial and other material trends and highlights that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2013, and March 31, 2012

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity

The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “projects,” “intends,” “believes,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We also use social media to communicate with our customers and the public about our company, our products and services and other matters relating to our business and market. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels including the iPass Twitter Feed, the iPass LinkedIn Feed, the iPass Google+ Feed, the iPass Facebook Page, the iPass Blog and Evan Kaplan’s Twitter Feed. These social media channels may be updated from time to time.

Overview

iPass is a global Wi-Fi roaming leader for enterprises and telecom service providers and their consumer subscribers. We knit the world’s commercial Wi-Fi networks together to create a single global Wi-Fi network. With the massive acceleration of the broader Wi-Fi industry, where every mobile phone, tablet and laptop is Wi-Fi enabled, and where Wi-Fi has become the preferred connectivity option for billions of devices, we believe that we are uniquely positioned to take advantage of expanding global demand for Wi-Fi. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our corporate headquarters are located in Redwood Shores, California. We are publicly traded on NASDAQ under symbol IPAS and included in the Russell 2000 and Russell Global Index.

We provide global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services. Through our proprietary technology platform and global Wi-Fi network, we offer enterprises cross-device, cross-network seamless Wi-Fi connectivity services along with cost control, reporting and policy compliance management tools. Based on this same technology platform and our global authentication and settlements infrastructure, we also offer global telecommunications carriers Wi-Fi enablement services that allow them to monetize their Wi-Fi networks and enable data roaming solutions for their subscribers. In addition, we design, deliver and manage tailored Wi-Fi and Wide Area Network solutions to customers in the retail, finance, healthcare, and carrier operator space throughout North America.

Strategic Mobility Assets

We believe iPass has a unique set of mobility assets that provides us with competitive advantages. We see our three core assets as follows:

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

Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with approximately 140 global Wi-Fi network service providers. This infrastructure allows us to provide secure, highly-available and seamless four party global authentications, clearing and settlement of Wi-Fi users for our partners and customers.

Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of more than 1.2 million commercial Wi-Fi hotspots in over 123 countries globally and across leading Wi-Fi venues, including major airports, convention centers, airplanes, hotels, restaurants, retail and small business locations. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers.

Business Portfolio and Our Strategy

Our business consists of two operating segments: (i) Mobility Services and (ii) iPass Unity Network Services (“iPass Unity”; formerly known as Managed Network Services). Our Mobility Services segment comprises two service offerings: (1) our Open Mobile Enterprise Services, and (2) our Open Mobile Exchange.

Mobility Services

Open Mobile Enterprise Services (“iPass OME” or “OME”): iPass OME delivers enhanced network mobility services, addressing large enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. Our growth strategy for OME consists of focusing on accelerating smartphone and tablet user adoption of Open Mobile, completing the migration of our legacy-customer installed base to the OM platform, improving the end user experience on our Open Mobile platform, and enhancing our sales efforts to large multi-national customers.

Open Mobile Exchange (“iPass OMX” or “OMX”): iPass OMX service offerings extend and enhance core mobility and internet offerings by integrating our Open Mobile Platform technology and our worldwide Wi-Fi Network, to allow global telecommunications carriers and service providers to seamlessly connect their customers and subscribers to preferred global

Wi-Fi networks. While our OMX revenue is still not yet significant to our mobility service revenue, we continue to focus on adding new carrier and service provider partners as customers to further grow our OMX services.

iPass Unity

iPass Unity provides customers with accelerated Wi-Fi and Wide Area Network solutions in the retail, finance, healthcare, and carrier operator space throughout North America. Based on expected demand for our managed Wi-Fi service offerings, we are focused on growing iPass Unity Network Services by offering our customers additional services that leverage synergies with our Wi-Fi mobility expertise.

For a detailed discussion regarding our business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Significant Trends and Events

The following describes significant trends and events of our business during the first quarter of 2013:

Continued Focus on our Open Mobile Enterprise Business

We continued to show solid progress against three key metrics for our OME business: (i) increasing the number of Open Mobile Wi-Fi Network users; (ii) growing Open Mobile revenue; and (iii) increasing the number of active Open Mobile Platform users. We grew our percentage of Open Mobile Wi-Fi Network users as a percentage of total Wi-Fi network users from 12% and 43% during the first quarter of 2012 and the fourth quarter of 2012, respectively to 53% during the first quarter of 2013. In addition, our total Open Mobile revenue grew by $6.3 million during the first quarter of 2013, or 150% compared to the same quarter in 2012. We also increased our percentage of Open Mobile Platform users as a percentage of total platform users from 17% and 55% during the first quarter of 2012 and fourth quarter of 2012, respectively to 64% during the first quarter of 2013. Our Open Mobile growth has been driven by a combination of legacy platform customer migrations, growth of Open Mobile usage within customers, and new customer acquisition. We believe the key to our future revenue growth is based on our ability to grow Open Mobile platform and Wi-Fi network users, primarily through the continued focus on the deployment of our Open Mobile platform on smartphone and tablet devices. See “Key Operating Metrics” below for a full discussion of our user metrics.

Adding Partners for our Open Mobile Exchange Business

We continue to develop our OMX business. During the first quarter of 2013, we signed four strategic telecommunication carrier partners across Africa, the Middle East, and South East Asia. We are focused on expanding the number of carrier partners and the total number of potential end user customers for our Wi-Fi roaming and exchange services. We expect to add additional partners during 2013.

Continued Decline in our Legacy Revenues and QI Restructuring

Our legacy revenue includes Dial-up and 3G network revenue, our iPC platform revenue, and related platform services revenue, as well as iPC driven network usage revenue, including iPC user driven Wi-Fi and minimum commit shortfall. With our announcement to fully end-of-life the iPC platform effective July 1, 2012, we continue to experience anticipated revenue declines in our legacy revenue streams. Legacy network revenues declined by $9.5 million or 55% from $17.3 million in the first quarter of 2012 to $7.8 million in the first quarter of 2013. Legacy platform revenue declined by $1.8 million or 56% from $3.2 million in the first quarter of 2012 to $1.4 million in the first quarter of 2013 as customers migrated to the Open Mobile platform or terminated their iPC contracts with us. We expect our legacy revenue streams to represent a smaller percentage of our total revenue during the remainder of 2013. In addition, as we shift away from the legacy product and re-align our resources, and operating expenses with our Open Mobile initiatives, we reduced 16 positions as a part of a restructuring plan implemented during the first quarter of 2013.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

OM Wi-Fi Network Users

OM Wi-Fi Network Users is the number of our OM platform users each month in a given quarter that paid for Wi-Fi network services from iPass.

OM Platform Active Users

OM Platform Active Users is the number of users who were billed Open Mobile platform fees and who have used or deployed Open Mobile.

The following table summarizes our key operating metrics in relation to the Average Number of Monthly Monetized Users(1) (in thousands):

	For the Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Open Mobile Users:
Wi-Fi Network Users(2)	46	35	27	22	12
Platform Users:
Active	444	355	270	176	91
Gross(3)	955	822	689	437	286
Legacy Users:
Wi-Fi Network Users(2)	40	46	54	76	92
Other Network Users(4)	26	28	31	33	35
Platform Users(5)	246	286	320	369	450
Total Users:
Total Network Users	112	109	112	131	139
Open Mobile as a Percentage of Total Wi-Fi Network Users	53%	43%	33%	22%	12%
Open Mobile as Percentage of Total Network Users	41%	32%	24%	17%	9%
Total Platform Users	690	641	590	545	541
Open Mobile as Percentage of Total Platform Users	64%	55%	46%	32%	17%

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

(2)	Wi-Fi Network Users represent unique users of Wi-Fi network. Starting from the first quarter of 2013, OM Wi-Fi Network Users include In-Flight Wi-Fi users.
(3)	Open Mobile Platform Gross Users is the total number of unique Active and Paying-Undeployed monetized users on the OM platform.
(4)	Other Network Users represents unique users of Dial-up and 3G network.
(5)	Legacy Platform Users represents unique users of the legacy iPC platform.

Smartphone and Tablet Users

Smartphone and Tablet Users mean users who have deployed Open Mobile on their smartphone or tablet devices and used those devices to access Wi-Fi network services from iPass. Our focus is to increase the adoption of OM on smartphones and tablets to drive additional Wi-Fi network users and network usage.

As we continue to focus on accelerating the adoption of Smartphone and Tablet Users on our Open Mobile platform, we expect users of these devices to become a significant percentage of our network users. Open Mobile Smartphone and Tablet Wi-Fi Network Users grew as a percentage of total OM Wi-Fi Network Users from 15% and 24% during the month of March 2012 and the month of December 2012, respectively, to 27% during the month of March 2013.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for: interest income, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, and certain state sales and federal tax charges. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.

The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted EBITDA	$(1,388)	$33
Interest income	4	3
Income tax expense	(27)	(137)
Depreciation of property and equipment	(624)	(623)
Amortization of intangible assets	—	(60)
Stock-based compensation	(750)	(529)
Restructuring (charges) benefits and related adjustments	(600)	4
Certain state sales and federal tax items	10	34

GAAP Net loss	$(3,375)	$(1,275)

Adjusted EBITDA for the three months ended March 31, 2013, decreased by $1.4 million compared to the same period in the prior year, primarily due to a decrease in gross profit (calculated as revenues less network access costs) of approximately $1.8 million driven by the decrease in legacy iPC revenue, partially offset by favorable operating expenses, after adjusting for the above excluded items, of approximately $0.4 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates and judgments.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Sources of Revenues

From a broad perspective, we report and analyze revenue under two primary offerings reflecting our operating segments: Mobility Services and iPass Unity. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.

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

•	Platform—Fees based on the number of legacy iPC monetized platform users and fees related to legacy add-on platform products and related services.

•	Other Fees and Revenue—Fees specific to providing additional value add service to legacy iPC customers.

	Three Months Ended March 31, (in thousands)
	2013	2012
Mobility Services	$20,951	$25,165
Segment Operating Loss	(2,535)	(951)
Open Mobile Enterprise:	10,155	4,037
Network	6,154	1,698
Platform	3,776	2,160
Other Fees	225	179
Open Mobile Exchange	350	135
Legacy iPC	10,446	20,993
Network	7,834	17,331
Platform	1,433	3,228
Other Fees	1,179	434
iPass Unity Network Services	8,678	8,129
Segment Operating Loss	(154)	(139)
Total Revenue	29,629	33,294
Service Offering Revenue as a Percentage of Total Revenue:
Mobility Services	71%	76%
Open Mobile Enterprise	34%	12%
Open Mobile Exchange	1%	1%
Legacy iPC	36%	63%
iPass Unity Network Services	29%	24%
Total Revenue	100%	100%

Mobility Services Revenue

For the first quarter of 2013 compared to 2012, Mobility Service revenue decreased $4.2 million or 17% as the decrease in legacy iPC revenue of $10.5 million outpaced the increase in Open Mobile Enterprise revenue of $6.1 million. The decrease in legacy iPC revenue was attributed to the continued migrations by customers to Open Mobile, customer terminations, and anticipated usage reductions in our 3G and Dial-up services. The net decline of $4.2 million for Mobility Services revenue was mainly driven by a $2.5 million decline in Wi-Fi revenue, a $1.6 million decline in Dial-up and 3G revenue, and a $0.9 million decline in monthly minimum commitment (MMC) revenue, partially offset by an increase in other revenue including extended platform support fees of $0.8 million. The decrease in total Wi-Fi revenues was primarily driven by legacy iPC customer terminations as the iPC product reached end-of-life in July 2012.

Mobility Services Operating Loss

The increase in Mobility Services operating loss by $1.6 million for the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower gross profit of approximately $2.1 million due to the decrease in Mobility Service revenue, partially offset by a decrease in operating expense of approximately $0.5 million due to ongoing cost management efforts.

iPass Unity Network Services Revenue

For the first quarter of 2013 compared to the first quarter of 2012, iPass Unity revenue increased $0.5 million or 7% due to growth in the number of installed customer endpoints. The number of installed customer endpoints at March 31, 2013 was approximately 25,100 compared to 24,700 at March 31, 2012. In addition, revenue per endpoint increased approximately 7% in the first quarter of 2013 over the same quarter in 2012 as we continue to deliver additional value added services to our managed network customers.

iPass Unity Network Services Operating Loss

The iPass Unity operating loss for the first quarter of 2013 was flat compared to the first quarter of 2012 as higher gross profit of $0.3 million from an increased installed customer endpoint base and incremental professional services revenues was offset by $0.3 million in higher operating expenses.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as (Mobility Services Network revenue plus iPass Unity revenue less network access costs divided by Mobility Services Network revenue plus iPass Unity revenue).

	Three Months Ended March 31,
	2013	2012
Network Gross Margin (%)	44.3%	46.4%

The 2.1% decrease in network gross margin from the first quarter of 2012 to the first quarter of 2013 was driven by the decreases in higher margin revenue streams such as MMC and Dial-up, adverse impacts to gross margin from flat rate price plans, and non-recurring supplier credits received during the first quarter of 2012, partially offset by improvements in iPass Unity margins from ongoing network access costs (“NAC”) reduction initiatives.

Q2 2013 Outlook

For the second quarter of 2013 ending June 30, 2013, iPass anticipates total revenue to be in the range of $28 million to $32 million, and adjusted EBITDA income (loss) to be in the range of $(0.75) million to $0.75 million. The following table reconciles projected adjusted EBITDA income (loss) to projected net loss:

	(In millions)
Adjusted EBITDA Income (Loss)	$(0.75)		$0.75
(a) Provision for income taxes		$(0.1)
(b) Depreciation of property and equipment		$(0.5)
(c) Stock-based compensation		$(0.7)

GAAP Net Loss	$(2.05)		$(0.55)

The projected Adjusted EBITDA income (loss) does not include the projected impact of any foreign exchange gains or losses.

Operating Expenses

Network Access Costs

NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Network access costs	$12,757	$14,640
As a percentage of total revenue	43.1%	44.0%

The decrease in network access costs of approximately $1.9 million or 13% for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to a combination of lower Wi-Fi and 3G network usage that decreased Mobility Services NAC by $1.0 million and $1.1 million, respectively, partially offset by an increase in iPass Unity NAC of $0.2 million.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Network operations expense	$4,841	$5,399
As a percentage of total revenue	16.3%	16.2%

The decrease in network operations expense of approximately $0.6 million or 10% for the three months ended March 31, 2013, compared to the same period in 2012 was primarily due to a decrease in legacy 3G mobile data cards subsidized expenses of $0.2 million as we continue to phase out this legacy 3G offering as well as lower headcount related expense of $0.2 million.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Research and development expenses	$3,614	$3,702
As a percentage of total revenue	12.2%	11.1%

Research and development expenses were relatively consistent for the three months ended March 31, 2013 compared to the same period in 2012.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Sales and marketing expenses	$4,917	$5,350
As a percentage of total revenue	16.6%	16.1%

The decrease in sales and marketing expenses of approximately $0.4 million or 8% for the three months ended March 31, 2013, compared to the same period in 2012 was primarily due to decreases in salaried headcount related expenses of $0.3 million.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except percentages)
General and administrative expenses	$6,179	$5,259
As a percent of total revenue	20.9%	15.8%

The increase in general and administrative expenses of approximately $0.9 million or 18% for the three months ended March 31, 2013, compared to the same period in 2012 was due to an increase in expenses related to our going “live” with our new ERP system in January 2013 of $0.4 million including non-recurring support of $0.3 million and increased depreciation expense of $0.1 million, and an increase of approximately $0.4 million related to employee turnover expenses, including executive recruiting search of $0.2 million and temporary backfill expenses of $0.2 million.

Restructuring Charges

We incurred a restructuring charge of approximately $0.6 million for the three months ended March 31, 2013. During the first quarter of 2013, we announced a restructuring plan to reduce 16 positions in order to re-align our resources and operating expenses with the company’s Open Mobile initiatives and recorded approximately $0.6 million of restructuring charges, which included severance, facility exit cost and other associated costs. We made cash payments of approximately $0.2 million during the first quarter of 2013, and had approximately $0.4 million of restructuring accrual remaining as of March 31, 2013. The remaining cash payments are expected to be materially completed in the second quarter of 2013. For further information, see Note 6, “Accrued Restructuring”, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Other Income and Expenses

Foreign Exchange Gains and Losses

Foreign exchange gains and losses primarily include realized and unrealized gains and losses on foreign currency transactions. Foreign currency exchange rate fluctuations impact the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar and generate unrealized foreign exchange gains or losses. In addition, some of our network access costs are invoiced in currencies other than the U.S. Dollar. The transactional settlement of these outstanding invoices and other cross-currency transactions generate realized foreign exchange gains or losses depending on the fluctuation of exchange rates between the date of invoicing and the date of payment.

For the three months ended March 31, 2013 and 2012, we did not enter into any hedging contracts. Foreign exchange gains and losses for the three months ended March 31, 2013, and 2012 were less than $0.1 million at period end.

Liquidity and Capital Resources

We had cash and cash equivalents of $24.8 million at March 31, 2013, compared to $26.8 million at December 31, 2012.

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash Flows
Net cash provided by (used in) operating activities	$(1,974)	$1,736
Net cash used in investing activities	(568)	(1,783)
Net cash provided by financing activities	530	420

Net increase (decrease) in cash and cash equivalents	$(2,012)	$373

Operating Activities

Net cash used in operating activities was $2.0 million for the three months ended March 31, 2013, compared to net cash provided by operating activities of $1.7 million for the same period in 2012. Adjusting our net loss for non-cash items, resulted in $2.1 million and $0.1 million of cash used in the first quarter of 2013 and 2012 respectively. Working capital fluctuations such as the timing of cash receipts and payments, provided $0.1 million and $1.8 million in the first quarter of 2013 and 2012, respectively.

Investing Activities

During the three months ended March 31, 2013 and 2012, we used $0.6 million and $1.8 million, respectively, for capital expenditures. The decrease in capital expenditures is mainly related to a decrease of approximately $0.6 million in capitalizable activities in relation to migrating to a new ERP system that went “live” in January 2013 as well as a decrease of approximately $0.6 million relating to a purchase of a capitalizable license for iPass Unity in the first quarter of 2012.

Financing Activities

During the three months ended March 31, 2013 and 2012, net cash provided by financing activities was $0.5 million and $0.4 million, respectively, due to proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan.

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

The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2013, and December 31, 2012, was $1.7 million and $1.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash

Our principal use of cash for the three months ended March 31, 2013, was for network access costs, payroll related expenses and general operating expenses including marketing, office rent, capital expenditures, and settlement of remaining restructuring obligations.

Contractual Commitments

The following are our contractual commitments as of March 31, 2013:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$7,268	$3,050	$4,089	$129
Network Service Commitments(1)	2,909	2,315	594	—

Total Contractual Obligations	$10,177	$5,365	$4,683	$129

(1)

In the normal course of our business, we have signed contracts with certain network service providers under which we have minimum purchase commitments. These commitments expire on various dates through April 2015.

For information on our contractual commitments at December 31, 2012, see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012. Contractual commitments at December 31, 2012 were $11.5 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2013, and December 31, 2012, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2013, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of March 31, 2013, we had cash and cash equivalents of $24.8 million, restricted cash of $1.0 million and no short-term investments. As of December 31, 2012, we had cash and cash equivalents of $26.8 million, restricted cash of $1.0 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of iPass conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer who is performing the functions of our Principal Financial Officer at the time of the filing of this Form 10-Q (our “Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, we implemented a new ERP system, resulting in changes to the nature and type of our internal control over financial reporting. We are reviewing the impact on our internal control over financial reporting and where appropriate, are making changes to these internal controls to address these system changes. We expect that the internal control changes resulting from the new ERP implementation will be completed in 2013. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Control and Procedures and Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within iPass have been detected.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013, have not substantively changed.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 9, 2013	/s/ DARIN R. VICKERY
Darin R. Vickery Vice President and Corporate Controller (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

10.1	2013 Executive Management Bonus Plan (6)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(5)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.
(6)	Described in Item 5.02 of our Form 8-K filed on March 20, 2013 (Registration No. 000-50327), which description is incorporated herein by reference.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934.