Form 10-Q
period 2013-06-30
IPASS INC
filed 2013-08-08
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2013 was 63,932,549.

IPASS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,016	$26,822
Accounts receivable, net of allowance for doubtful accounts of $1,196 and $1,173, respectively	18,062	17,260
Prepaid expenses and other current assets	5,833	5,058

Total current assets	48,911	49,140

Property and equipment, net	6,243	6,549
Other assets	3,222	4,435

Total assets	$58,376	$60,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,513	$7,496
Accrued liabilities	9,063	8,631
Deferred revenue, short-term	3,685	3,787

Total current liabilities	21,261	19,914

Deferred revenue, long-term	2,313	2,834
Other long-term liabilities	364	475

Total liabilities	23,938	23,223

Stockholders’ equity:
Common stock	64	61
Additional paid-in capital	215,949	213,454
Accumulated deficit	(181,575)	(176,614)

Total stockholders’ equity	34,438	36,901

Total liabilities and stockholders’ equity	$58,376	$60,124

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$28,665	$32,244	$58,294	$65,538
Cost of revenues and operating expenses:
Network access costs	12,384	13,835	25,141	28,475
Network operations	4,726	5,407	9,567	10,806
Research and development	3,414	3,445	7,028	7,147
Sales and marketing	4,373	5,084	9,290	10,434
General and administrative	5,258	5,244	11,437	10,502
Restructuring charges and related adjustments	26	9	626	5
Amortization of intangible assets	—	60	—	120

Total cost of revenue and operating expenses	30,181	33,084	63,089	67,489

Operating loss	(1,516)	(840)	(4,795)	(1,951)
Interest income	3	3	7	6
Foreign exchange losses, net	(114)	(34)	(187)	(63)

Loss before income taxes	(1,627)	(871)	(4,975)	(2,008)
Provision for (benefit from) income taxes	(41)	10	(14)	147

Net loss	$(1,586)	$(881)	$(4,961)	$(2,155)

Comprehensive loss	$(1,586)	$(881)	$(4,961)	$(2,155)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.04)
Number of shares used in per share calculations:
Basic and diluted	63,381,344	60,747,796	62,639,498	60,252,836

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,961)	$(2,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,586	1,144
Amortization of intangible assets	—	120
Depreciation and amortization	1,255	1,155
Loss on disposal of property and equipment	2	3
Provision for (recovery of) doubtful accounts	34	(283)
Changes in operating assets and liabilities:
Accounts receivable	(835)	2,942
Prepaid expenses and other current assets	(56)	165
Other assets	494	351
Accounts payable	1,312	(1,647)
Accrued liabilities	432	(30)
Deferred revenue	(624)	(6)
Other liabilities	(111)	118

Net cash provided by (used in) operating activities	(1,472)	1,877

Cash flows from investing activities:
Purchases of property and equipment	(1,246)	(3,271)
Change in restricted cash pledged for letter of credit	—	471

Net cash used in investing activities	(1,246)	(2,800)

Cash flows from financing activities:
Proceeds from issuance of common stock	912	741

Net cash provided by financing activities	912	741

Net decrease in cash and cash equivalents	(1,806)	(182)
Cash and cash equivalents at beginning of period	26,822	25,439

Cash and cash equivalents at end of period	$25,016	$25,257

Supplemental disclosures of cash flow information:
Net cash paid for taxes	$121	$242
Accrued amounts for acquisition of property and equipment	$26	$376
Leasehold improvements paid by landlord	$—	$251

See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Condensed Consolidated Financial Statements for December 31, 2012, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company reports comprehensive loss in a single continuous financial statement within the Condensed Consolidated Statements of Comprehensive Loss. The Company’s comprehensive loss is equivalent to its net loss because the Company does not have any transactions that are recorded through other comprehensive income (loss).

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

The recurring fair value measurements of these financial assets (excluding cash) and financial liabilities were determined using the following inputs at June 30, 2013, and December 31, 2012, respectively:

	As of June 30, 2013				As of December 31, 2012
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
	(In thousands)
Financial assets
Money market funds(1)	$18,303	$—	$—	$18,303	$18,298	$—	$—	$18,298

Total financial assets	$18,303	$—	$—	$18,303	$18,298	$—	$—	$18,298

Financial liabilities
Lease liabilities incurred in connection with the restructuring plan(2)	$—	$—	$395	$395	$—	$—	$483	$483

Total financial liabilities	$—	$—	$395	$395	$—	$—	$483	$483

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	Lease liabilities are recorded at fair value and are included as liabilities in the Company’s condensed consolidated balance sheets. The lease liabilities were recorded in connection with lease abandonment plans implemented in 2009. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.

There were no transfers between Levels 1, 2, and 3 from December 31, 2012, through June 30, 2013.

As of June 30, 2013, and December 31, 2012, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net

Property and equipment, net, consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Equipment	$14,823	$14,292
Furniture and fixtures	2,217	2,214
Computer software	10,248	6,891
Capital work-in-progress	123	3,356
Leasehold improvements	1,365	1,578

	28,776	28,331
Less: Accumulated depreciation and amortization	(22,533)	(21,782)

Property and equipment, net	$6,243	$6,549

Depreciation expense was approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2013, the Company retired approximately $0.1 million and $0.3 million, respectively, of gross property and equipment, nearly all of which were fully depreciated. The Company retired approximately $0.4 million and $2.7 million of gross property and equipment, during the three and six months ended June 30, 2012, respectively, nearly all of which were fully depreciated.

During January 2013, the Company went “live” with a new enterprise resource planning (ERP) system. Accordingly, approximately $3.4 million of capitalized costs related to the ERP implementation was reclassified from capital work-in-progress to computer software.

Note 4. Other Assets

Other assets consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Prepaid lease obligations	$138	$236
Deferred installation costs	1,809	2,180
Deposits	830	854
Long-term deferred tax assets, net	195	195
Restricted cash	250	970

	$3,222	$4,435

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued sales tax liabilities	$1,078	$1,080
Accrued restructuring liabilities – current(1)	257	203
Accrued bonus, commissions and other employee benefits	3,075	2,550
Amounts due to customers	1,137	1,061
Other accrued liabilities	3,516	3,737

	$9,063	$8,631

(1)	See Note 6. Accrued Restructuring.

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

In the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. The Company recorded a restructuring charge of approximately $0.6 million during the first quarter of 2013, which included severance, facility exit costs and other associated costs. The Company has paid approximately $0.2 million during the first quarter of 2013 and $0.3 million during the second quarter of 2013. As of June 30, 2013, the Company had the remaining cash payments of less than $0.1 million.

The following is a rollforward of restructuring liability for the Q1 2013 and 2009 Plans:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Beginning balance	$817	$678
Restructuring charges and related adjustments	26	9
Payments	(395)	(54)

Ending balance	$448	$633

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Beginning balance	$483	$736
Restructuring charges and related adjustments	626	5
Payments	(661)	(108)

Ending balance	$448	$633

As of June 30, 2013, approximately $0.3 million of the restructuring liability is included in accrued liabilities, and the remaining restructuring liability of approximately $0.2 million is included in other long-term liabilities.

Note 7. Commitments and Contingencies

Lease and Purchase Commitments

The Company leases facilities under operating leases that expire at various dates through June 2017. Future minimum lease payments under these operating leases, including approximately $0.4 million of future payments on leases accounted for under the Company’s restructuring plans, as of June 30, 2013, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2013	$1,569
2014	2,972
2015	1,276
2016	525
2017	260

$6,602

The Company has contracts with certain network service providers, mobile data providers and other vendors which have minimum purchase commitments that expire on various dates through April 2016. Future minimum purchase commitments under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2013	$1,673
2014	830
2015	120
2016	26

$2,649

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

Note 8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three and six months ended June 30, 2013, and for the three and six months ended June 30, 2012, the Company has excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(1,586)	$(881)	$(4,961)	$(2,155)

Denominator:
Basic and diluted net loss per common share – Weighted average shares outstanding	63,381,344	60,747,796	62,639,498	60,252,836

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.08)	$(0.04)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	3,582,062	1,554,891	3,099,021	2,217,570
Restricted stock awards, including participating securities	2,746,970	1,997,468	2,287,382	1,713,725

Total	6,329,032	3,552,359	5,386,403	3,931,295

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

The accounting policies of the reportable operating segments are substantially the same as those the Company uses for its condensed consolidated financial statements. All direct costs are allocated to the respective operating segments. In addition to direct costs, certain indirect costs are allocated to each operating segment including costs relating to shared services in management, finance, legal, human resources, facilities, and information technology. Indirect costs are allocated based on headcount, salaries and operating segment revenue. The total pool of operating costs and network access costs allocated to the reportable operating segments were $30.2 million and $33.0 million for the three months ended June 30, 2013 and 2012, respectively, and $62.5 million and $67.4 million for the six months ended June 30, 2013 and 2012, respectively. Costs related to amortization of intangibles, and restructuring activities are not allocated to operating segments. By definition, operating segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

Revenue and operating loss for each reportable operating segment for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Net Revenue	Total Segment Operating Income (Loss)	Net Revenue	Total Segment Operating Income (Loss)
	(In thousands)
2013
Mobility Services	$20,318	$(1,793)	$41,269	$(4,327)
iPass Unity	8,347	303	17,025	148

Total Segment	$28,665	$(1,490)	$58,294	$(4,179)

2012
Mobility Services	$23,942	$(568)	$49,107	$(1,518)
iPass Unity	8,302	(168)	16,431	(307)

Total Segment	$32,244	$(736)	$65,538	$(1,825)

Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.

There were no material intersegment sales or transfers for the three and six months ended June 30, 2013 and 2012, to arrive at net segment revenue.

Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the three and six months ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total segment operating loss	$(1,490)	$(736)	$(4,179)	$(1,825)
Amortization of intangibles	—	(60)	—	(120)
Restructuring charges and related adjustments	(26)	(9)	(626)	(5)
Certain state sales tax and federal tax items	0	(35)	10	(1)

Total operating loss	(1,516)	(840)	(4,795)	(1,951)

Interest income	3	3	7	6
Foreign exchange losses, net	(114)	(34)	(187)	(63)

Total loss before income taxes	$(1,627)	$(871)	$(4,975)	$(2,008)

The following table summarizes total Company revenue by country or by geographical region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	56%	58%	56%	58%

EMEA	33%	32%	33%	32%
Asia Pacific	10%	10%	10%	10%
Rest of the World	1%	—	1%	—

No individual country, except for the United States and United Kingdom, represented 10% or more of total revenue for the three and six months ended June 30, 2013 and 2012. No individual customer represented 10% or more of total revenue for the three and six months ended June 30, 2013 and 2012.

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

This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and six months ended June 30, 2013, and June 30, 2012

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity

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

Overview

iPass is a global Wi-Fi roaming leader for enterprises and telecom service providers and their consumer subscribers. We knit the world’s commercial Wi-Fi networks together to create a single global Wi-Fi network. With the acceleration of the broader Wi-Fi industry, where every mobile phone, tablet and laptop is Wi-Fi enabled, and where Wi-Fi has become the preferred connectivity option for billions of devices, we believe that we are uniquely positioned to take advantage of expanding global demand for Wi-Fi. iPass was incorporated in California in July 1996 and reincorporated in Delaware in June 2000. Our corporate headquarters are located in Redwood Shores, California. We are publicly traded on NASDAQ under symbol IPAS.

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

Mobility Services

Open Mobile Enterprise Services (“iPass OME” or “OME”): iPass OME delivers enhanced network mobility services, addressing large enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. Our growth strategy for OME consists of focusing on accelerating smartphone and tablet user adoption of Open Mobile, completing the migration of our legacy-customer installed base to the OM platform, improving the end user experience on our OM platform, and enhancing our sales efforts to large multi-national customers.

Open Mobile Exchange (“iPass OMX” or “OMX”): iPass OMX service offerings extend and enhance core mobility and internet offerings by integrating our Open Mobile Platform technology and our worldwide Wi-Fi Network, to allow global telecommunications carriers and service providers to connect their customers and subscribers seamlessly to preferred global

Wi-Fi networks. While our OMX revenue is still not yet significant to our mobility service revenue, we continue to focus on adding new carrier and service provider partners as customers to further grow our OMX services.

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

Significant Trends and Events

The following describes significant trends and events of our business during the second quarter of 2013:

Continued Focus on our Open Mobile Enterprise Business

We continued to show solid progress against three key metrics for our OME business: (i) increasing the number of Open Mobile Wi-Fi Network users; (ii) growing Open Mobile revenue; and (iii) increasing the number of active Open Mobile Platform users. We grew our percentage of Open Mobile Wi-Fi Network users as a percentage of total Wi-Fi network users from 22% in the second quarter of 2012 to 64% in the second quarter of 2013. In addition, our total Open Mobile Enterprise revenue grew from $10.1 million for the six months ending June 30, 2012, to $21.5 million for the six months ending June 30, 2013. We also increased our percentage of Open Mobile Platform users as a percentage of total platform users from 32% in the second quarter of 2012 to 72% in the second quarter of 2013. We believe the key to our future revenue growth is based on our ability to grow Open Mobile platform and Wi-Fi network users, primarily through the continued focus on the deployment of our Open Mobile platform on smartphone and tablet devices, growth of Open Mobile usage within customers, and new customer acquisition. See “Key Operating Metrics” below for a full discussion of our user metrics.

Adding Partners for our Open Mobile Exchange Business

We continue to develop our OMX business. During the second quarter of 2013, we signed four strategic telecommunication carrier partners across the globe. We are continuing to focus on expanding the number of carrier partners and the total number of potential end user customers for our Wi-Fi roaming and exchange services. For the six months ended June 30, 2013, OMX network revenue grew 130% as partner deployments began to ramp.

Continued Decline in our Legacy Revenues

Our legacy revenue includes Dial-up and 3G network revenue, and iPC related network and platform revenue. With our announcement to fully end-of-life the iPC platform effective July 1, 2012, we continue to experience anticipated revenue declines in our legacy revenue streams. Legacy revenues declined from $38.7 million for the six months ending June 30, 2012, to $18.8 million for the six months ending June 30, 2013. We expect our legacy revenue streams to represent a smaller percentage of our total revenue during the remainder of 2013 as customers migrate or terminate iPC contracts.

Key Operating Metrics

Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.

OM Wi-Fi Network Users

OM Wi-Fi Network Users is the number of our OM platform users each month in a given quarter that paid for Wi-Fi network services from iPass.

OM Platform Active Users

OM Platform Active Users is the number of users who were billed Open Mobile platform fees and who have used or deployed Open Mobile.

The following table summarizes our key operating metrics in relation to the Average Monthly Monetized Users(1) (in thousands):

	For the Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Open Mobile Users:
Wi-Fi Network Users(2)	56	46	35	27	22
Platform Users:
Active	517	444	355	270	176
Gross(3)	1,019	955	822	689	437
Legacy Users:
Wi-Fi Network Users(2)	31	40	46	54	76
Other Network Users(4)	23	26	28	31	33
Platform Users(5)	201	246	286	320	369
Total Users:
Total Network Users	110	112	109	112	131
Open Mobile as a Percentage of Total Wi-Fi Network Users	64%	53%	43%	33%	22%
Open Mobile as Percentage of Total Network Users	51%	41%	32%	24%	17%
Total Platform Users	718	690	641	590	545
Open Mobile as Percentage of Total Platform Users	72%	64%	55%	46%	32%

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

As we continue to focus on accelerating the adoption of Smartphone and Tablet Users on our Open Mobile platform, we expect users of these devices to become a significant percentage of our network users. Open Mobile Smartphone and Tablet Wi-Fi Network Users grew as a percentage of total OM Wi-Fi Network Users from 17% in the second quarter of 2012 to 28% in the second quarter of 2013.

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

The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA	$(136)	$377	$(1,525)	$411
Interest income	3	3	7	6
Income tax (benefit) expense	41	(10)	14	(147)
Depreciation of property and equipment	(632)	(532)	(1,255)	(1,155)
Amortization of intangible assets	—	(60)	—	(120)
Stock-based compensation	(836)	(615)	(1,586)	(1,144)
Restructuring charges and related adjustments	(26)	(9)	(626)	(5)
Certain state sales and federal tax items	—	(35)	10	(1)

GAAP Net loss	$(1,586)	$(881)	$(4,961)	$(2,155)

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

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2013, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Sources of Revenues

From a broad perspective, we report and analyze revenue under two primary offerings reflecting our operating segments: Mobility Services and iPass Unity. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.

Open Mobile generated revenues include:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Active Open Mobile monetized platform users and fees for fully dedicated Open Mobile carrier arrangements.

•	Other Fees and Revenue—Fees specific to providing additional value add services to Open Mobile customers.

•	Open Mobile Exchange—Revenues generated from our OMX customers.

Legacy generated revenues include:

•

Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the legacy iPC platform. In addition, network revenues derived from our 3G and Dial-up products are categorized as legacy network revenues.

•	Platform—Fees based on the number of legacy iPC monetized platform users and fees related to legacy add-on platform products and related services.

•	Other Fees and Revenue—Fees specific to providing additional value add service to legacy iPC customers.

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2013	2012	2013	2012
Mobility Services	$20,318	$23,942	$41,269	$49,107
Segment Operating Loss	(1,793)	(568)	(4,327)	(1,518)
Open Mobile Enterprise	11,339	6,058	21,493	10,128
Network	7,381	3,103	13,534	4,801
Platform	3,746	2,743	7,522	4,903
Other Fees	212	212	437	424
Open Mobile Exchange	631	166	982	302
Legacy iPC	8,348	17,718	18,794	38,677
Network	6,129	14,801	13,963	32,132
Platform	1,094	2,638	2,527	5,866
Other Fees	1,125	279	2,304	679
iPass Unity Network Services	8,347	8,302	17,025	16,431
Segment Operating Income (Loss)	303	(168)	148	(307)
Total Revenue	28,665	32,244	58,294	65,538

Service Offering Revenue as a Percentage of Total Revenue:
Mobility Services	71%	74%	71%	75%
Open Mobile Enterprise	40%	18%	37%	15%
Open Mobile Exchange	2%	1%	2%	1%
Legacy iPC	29%	55%	32%	59%
iPass Unity Network Services	29%	26%	29%	25%
Total Revenue	100%	100%	100%	100%

Mobility Services Revenue

For the three months ended June 30, 2013, Mobility Services revenue decreased $3.6 million or 15% over the same period in 2012. Open Mobile revenue grew $5.7 million or 92% while legacy iPC revenue declined $9.4 million or 53%. Growth in Open Mobile revenue was primarily driven by customer migrations from our legacy iPC product combined with new customer additions and new users at existing customers as a result of smartphone and tablet user adoption. Declines in legacy iPC revenue were driven by customer migrations to Open Mobile, anticipated usage erosion in our 3G and Dial-up services, and customer terminations after our July 1, 2012 end-of-life announcement.

For the six months ended June 30, 2013, Mobility Services revenue decreased $7.8 million or 16% over the same period in 2012. Open Mobile revenue grew $12.0 million or 115% while legacy iPC revenue declined $19.9 million or 51%. Drivers of the year over year change for the six months were materially consistent with the drivers for the year over year change for the three months noted above.

Mobility Services Operating Loss

For the three months and six months ended June 30, 2013, Mobility Services operating loss increased by $1.2 million and $2.8 million, respectively, compared to the same period in 2012, primarily due to lower gross profit of approximately $2.4 million and $4.5 million, respectively, driven by adverse impacts from higher usage by customers on a flat rate price plan. These lower gross profits were partially offset by a decrease in operating expense after adjusting restructuring activities that are not allocated to operating segments of approximately $1.2 million and $1.8 million, respectively, due to ongoing cost management efforts.

iPass Unity Network Services Revenue

iPass Unity revenue was flat for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, compared to the same period in 2012, iPass Unity revenue increased by approximately $0.6 million or 4% mainly due to the increase in revenue per end point of approximately 6%, partially offset by a decrease in the number of installed customer endpoints.

iPass Unity Network Services Operating Income and Loss

The iPass Unity operating income for the three and six months ended June 30, 2013, were $0.5 million favorable compared to the same periods in 2012 mainly due to ongoing cost reduction initiatives and uplift in services to existing customers.

Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as (Mobility Services Network revenue plus iPass Unity revenue less network access costs divided by Mobility Services Network revenue plus iPass Unity revenue).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Network Gross Margin (%)	44.4%	47.5%	44.3%	47.0%

For the three and six months ending June 30, 2013 compared to the same period in 2012, network gross margin decreased by 3.1% and 2.7%, respectively, primarily due to decreases in higher margin revenue streams such as monthly minimum commitment revenue and Dial-up and ongoing customer pricing dynamics as we accelerate smartphone and tablet user adoption.

Operating Expenses

Network Access Costs (NAC)

NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)		(in thousands, except percentages)
Network access costs	$12,384	$13,835	$25,141	$28,475
As a percentage of total revenue	43.2%	42.9%	43.1%	43.4%

For the three and six months ended June 30, 2013, compared to the same period in 2012, network access costs decreased approximately $1.5 million or 10% and $3.3 million or 12%, respectively, primarily due a combination of lower Wi-Fi and 3G network usage that decreased Mobility Service NAC by $1.2 million and $3.3 million for each period, respectively. Lower usage was primarily driven by legacy customer terminations.

Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)		(in thousands, except percentages)
Network operations expense	$4,726	$5,407	$9,567	$10,806
As a percentage of total revenue	16.5%	16.8%	16.4%	16.5%

Network operations expense for the three months ended June 30, 2013, decreased by approximately $0.7 million or 13% compared to the same period in 2012, primarily due to lower headcount and consulting related costs of $0.4 million, and a decrease in legacy 3G mobile data cards subsidized expense of $0.2 million.

Network operations expense for the six months ended June 30, 2013, decreased by approximately $1.2 million or 11% compared to the same period in 2012, primarily due to lower headcount and consulting related costs of $0.6 million and a decrease in legacy 3G mobile data cards subsidized expense of $0.4 million.

Research and Development

Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)		(in thousands, except percentages)
Research and development expenses	$3,414	$3,445	$7,028	$7,147
As a percentage of total revenue	11.9%	10.7%	12.1%	10.9%

Research and development expenses were relatively consistent for the three and six months ended June 30, 2013, compared to the same period in 2012 and grew as a percentage of revenue as we continue to invest in our OM product development.

Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)		(in thousands, except percentages)
Sales and marketing expenses	$4,373	$5,084	$9,290	$10,434
As a percentage of total revenue	15.3%	15.8%	15.9%	15.9%

Sales and marketing expenses for the three months ended June 30, 2013, decreased by approximately $0.7 million or 14% compared to the same period in 2012, primarily due to a lower headcount related cost of $0.7 million, including severance related expense of $0.2 million that occurred in the second quarter of 2012.

Sales and marketing expenses for the six months ended June 30, 2013, decreased by approximately $1.1 million or 11% compared to the same period in 2012, primarily due to lower headcount and consulting related costs of $1.1 million.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except percentages)		(In thousands, except percentages)
General and administrative expenses	$5,258	$5,244	$11,437	$10,502
As a percent of total revenue	18.3%	16.3%	19.6%	16.0%

General and administrative expenses were relatively consistent for the three months ended June 30, 2013, compared to the same period in 2012 and grew as a percentage of revenue on the year over year revenue decline.

The increase in general and administrative expenses of approximately $0.9 million or 9% for the six months ended June 30, 2013, compared to the same period in 2012 was mainly due to an increase in expenses related to our going “live” with our new ERP system in January 2013 of $0.6 million including non-recurring post go-live support of $0.3 million and increased depreciation expense of $0.3 million, and an increase of approximately $0.6 million related to employee turnover expenses, including executive recruiting search of $0.2 million and temporary backfill expense of $0.4 million, partially offset by lower rent.

Restructuring Charges

During the first quarter of 2013, we announced a restructuring plan to reduce 16 positions in order to re-align our resources and operating expenses with the company’s Open Mobile initiatives and recorded approximately $0.6 million of restructuring charges, which included severance, facility exit cost and other associated costs. We made cash payments of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2013, and had less than $0.1 million of future payment remaining as of June 30, 2013. For further information, see Note 6, “Accrued Restructuring”, in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

For the three and six months ended June 30, 2013 and 2012, we did not enter into any hedging contracts. Foreign exchange losses for the three and six months ended June 30, 2013 were approximately $0.1 million and $0.2 million respectively. Foreign exchange losses for the three and six months ended June 30, 2012 were less than $0.1 million.

Liquidity and Capital Resources

We had cash and cash equivalents of $25.0 million at June 30, 2013, compared to $26.8 million at December 31, 2012.

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash Flows
Net cash provided by (used in) operating activities	$(1,472)	$1,877
Net cash used in investing activities	(1,246)	(2,800)
Net cash provided by financing activities	912	741

Net decrease in cash and cash equivalents	$(1,806)	$(182)

Operating Activities

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2013, compared to net cash provided by operating activities of $1.9 million for the same period in 2012 mainly due to an increase in net loss.

Investing Activities

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $2.8 million for the same period in 2012 mainly due to investment in our new ERP system in 2012 that went “live” in January 2013.

Financing Activities

During the six months ended June 30, 2013 and 2012, net cash provided by financing activities was $0.9 million and $0.7 million, respectively, due to proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan.

Sources of Cash and Future Cash Requirements

We have historically relied on existing cash and cash equivalents and cash flow from operations for our liquidity needs. We use a professional investment management firm to manage a large portion of our cash which is invested primarily in money market accounts. We believe that based on our current business plan and revenue prospects and our anticipated cash flows from operations, our existing cash balances will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

The amount of cash and cash equivalents held by our foreign subsidiaries as of June 30, 2013, and December 31, 2012, was $1.1 million and $1.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash

Our principal use of cash for the first half of 2013, was for network access costs, payroll related expenses and general operating expenses including marketing, office rent, capital expenditures, and settlement of remaining restructuring obligations.

Contractual Commitments

The following are our contractual commitments as of June 30, 2013:

	Total	Less Than 1 Year	1-3 Years
	(In thousands)
Operating Lease Obligations	$6,602	$3,069	$3,533
Network Service Commitments(1)	2,649	2,395	254

Total Contractual Obligations	$9,251	$5,464	$3,787

(1)

In the normal course of our business, we have signed contracts with certain network service providers under which we have minimum purchase commitments. These commitments expire on various dates through April 2016.

For information on our contractual commitments at December 31, 2012, see “Commitments” in Part 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012. Contractual commitments at December 31, 2012, were $11.5 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2013, and December 31, 2012, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended June 30, 2013, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk

As of June 30, 2013, we had cash and cash equivalents of $25.0 million, restricted cash of $1.0 million and no short-term investments. As of December 31, 2012, we had cash and cash equivalents of $26.8 million, restricted cash of $1.0 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

iPass Inc.

Date: August 8, 2013	/s/ DARIN R. VICKERY
Darin R. Vickery Vice President and Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

10.1	Offer Letter with Karen Willem dated June 7, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(4)	Filed as an exhibit to our Form 8-K, filed October 29, 2010 (Registration No. 000-50327), and incorporated herein by reference.
(5)	Filed as an exhibit to our Form S-1/A, filed July 1, 2003 (No. 333-102715), and incorporated herein by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934.