Form 10-K
period 2013-12-31
IPASS INC
filed 2014-03-11
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 28, 2013, as reported by the NASDAQ Global Select Market on that date: $103,527,184. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 9,295,476 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2013. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28 2014 was 64,391,698.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2014, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements regarding expected future events and future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

PART I

Item 1.	Business
Overview
With the world’s largest commercial Wi-Fi network, iPass delivers mobility services for easy connectivity and roaming cost control.
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
We provide global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services. Through our proprietary technology platform and global Wi-Fi network, we offer enterprises Internet connectivity services and significant cost savings. Based on this same technology platform and our global authentication and settlements infrastructure, we also offer global telecommunications carriers Wi-Fi enablement services allowing them to monetize their Wi-Fi networks and enable data roaming solutions for their subscribers.
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

•	Policy enforcement services that enable the enterprise IT organization to have their cost, compliance and security measures enforced across their mobile workforce.

•	We exited 2013 with 625,000 active monthly users on our OM platform.
Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with 158 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. Our technology architecture is designed to:

•	Integrate with existing enterprise security, directory, and business systems.

•	Integrate with any Wi-Fi network, whether customer-owned networks or third-party provider networks.

•	Embrace new access methods, devices, and applications.

•	Support scalable unique users (1.3 million in 2013), authentications (12.4 million in 2013), and Wi-Fi enabled sessions (62.0 million in 2013) across both our paid and unpaid footprint.
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of 2.2 million hotspots across 130 countries and territories, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, small business locations and community access points. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.

•	Our paid Wi-Fi footprint supported 5.0 million usage hours and 6.0 million network sessions in 2013 on an average of approximately 90,000 unique monthly Wi-Fi network users.

•	Hotspots that cover 95% of the world’s top 100 airports and 72,000 hotels and convention centers.
Business Portfolio
Our business consists of two segments: (i) Mobility Services and (ii) iPass Unity Network Services (formerly referred to as "Managed Network Services"). Our Mobility Services segment comprises two service offerings: (1) Open Mobile Enterprise Services, and (2) Open Mobile Exchange.
Mobility Services (Collectively referred to as Open Mobile or “OM”):
Open Mobile Enterprise Services (“iPass OME” or “OME”): We provide iPass OME to large enterprises to deliver enhanced network mobility services, addressing large enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. OME has evolved from our Enterprise Mobility Services offerings as we focus on our Open Mobile business and migrate away from our legacy iPassConnect ("iPC") platform, or iPC services. OME consists primarily of our network services and platform services, as follows:
Network Services: Our virtual network provides our enterprise and carrier customers access to 2.2 million global commercial Wi-Fi hotspots across 130 countries globally and across leading Wi-Fi venues. Our offerings span multiple geographies and are primarily focused on Wi-Fi access technologies. As such, we continue to wind down our legacy Dial-up and 3G connectivity options as we focus our efforts on the Wi-Fi market.
Platform Services: Our cloud-based Open Mobile Platform enables enterprise users to connect from most mobile devices over a wide range of networks. These services allow our customers to effectively manage their mobile workforces by controlling costs, enforcing compliance and ensuring security when workers connect their mobile devices to the Internet and wireless networks. Effective July 1, 2012 we announced the end-of-life of our legacy iPC platform and continued to manage the wind down of the legacy platform in 2013.
Open Mobile Exchange (“iPass OMX” or “OMX”): We provide our iPass OMX service offerings to global telecommunications carriers and service providers to extend and enhance their core mobility and internet offerings by integrating our Open Mobile Platform technology and our worldwide Wi-Fi Network, to allow global telecommunications carriers and service providers to seamlessly connect their customers and subscribers to preferred global Wi-Fi networks.

iPass Unity Network Services (“iPass Unity” or "Unity")
iPass Unity is focused on delivering and managing high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries, including retail, financial services, and healthcare.
Our Strategy
We intend to leverage our unique set of mobility assets across our business portfolio offerings to drive growth in users, customers and Wi-Fi usage with a committed focus on smartphone and tablet adoption and delivering customer satisfaction via enhanced end user experience across our platform and network.
Our strategy consists of the following key elements and initiatives specific to our OM and iPass Unity service offerings:
Open Mobile (OM)

•
Increased Penetration in Existing Customers: Expand our understanding of our enterprise customers’ end users experience to drive additional virality, penetration, usage, and ultimately revenue. We strive to leverage big data concepts, optimize business intelligence, and turn user insights into actionable steps to improve our customer activation rates and connection success rates.

•
New Customer Acquisition: Judiciously invest in sales and marketing programs to increase brand awareness, deepen lead generation activities, and drive organic revenue growth. We intend to expand beyond the traditional enterprise and carrier customers into other consumer and travel related companies that are heavy users of Wi-Fi connectivity.

•
Continue to Optimize the End User Experience: Smartphones and tablets (“SP&T”) continue to be a largely untapped market for global Wi-Fi roaming. By continuing to focus on improving service quality, connectivity success rates, and leading the evolution of the global Wi-Fi ecosystem, we plan to drive improvements in the global user experience which we expect will translate to increased user demand in the billion plus market of Wi-Fi enabled mobile devices.

iPass Unity

•
Drive Revenue Growth and Profitability: We intend to drive revenue growth and profitability in our iPass Unity business by focusing on new customer acquisition and upsell opportunities with existing customers of our managed Wi-Fi service offerings and leveraging channels to broaden and deepen our market penetration.

•
Explore Strategic Alternatives for Unity: As announced on February 12, 2014, based on unsolicited inbound interest, we are exploring a potential sale or other strategic alternative for the Unity business. No decision to sell Unity has been made and we may ultimately conclude that we will not sell Unity.

Geographic Revenue
Mobility service revenue and iPass Unity revenue are derived from the following geographical locations:

	For the Year Ended December 31,
	2013	2012	2011
United States
Mobility Service Revenues	26%	31%	37%
iPass Unity Network Service Revenues	30%	26%	21%
International
Mobility Service Revenues	44%	43%	42%
Geographic revenues are determined by the location of the customer’s headquarters. No single customer accounted for 10% or more of our revenues.
For further financial information on the Mobility Services and iPass Unity segments, as well as long-lived assets and geographic information, refer to the information contained in Note 14, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.
Seasonality
We generally experience seasonality in our business due to decreased business travel during the summer, particularly in Europe, and during the year-end holiday season which results in lower usage of our network services. Seasonal trends may cause fluctuations in our business results.
Network Service Providers
We have contractual relationships with approximately 250 telecommunications carriers, internet service providers and other network service providers that enable us to offer our network services around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two-year term, after which either party can terminate the contract with notice. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.
Sales and Marketing
Our sales organizations are structured into regional account teams, which include sales management, sales engineers and customer success teams. In our Mobility Services business, we sell our services directly through our global sales force and indirectly through our reseller and carrier partners. In our iPass Unity business, we sell services directly through our sales force and indirectly through our reseller partners in the United States. We maintain sales offices or personnel in a number of cities in the United States as well as in the United Kingdom, India, Australia, Japan, Germany, France, Singapore, Netherlands, and China. As of December 31, 2013, our sales organization comprised 69 individuals: 36 in North America, 27 in

Europe, Middle East and Africa (“EMEA”) and 6 in Asia Pacific. Our sales and marketing expenses were $18.3 million, $19.5 million and $20.7 million in 2013, 2012, and 2011, respectively.
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

Competition

The market for mobile connectivity targeted at global travelers is fragmented with a variety of competitors, both direct and indirect, including telecom operators, cloud-based platform operators, cable companies, and smaller internet service providers.  As our primary customer is the enterprise user, we partner with many point Wi-Fi providers to drive incremental users to their connectivity resources, helping to further monetize their assets via our roaming customer base.  Our unique authentication fabric and global partnership with over 150 Wi-Fi networks creates a scale and user experience that we believe is hard to replicate by any single competitor and creates an important differentiating factor for us. However, since we do not own our Wi-Fi network, our competitors who own their Wi-Fi networks can offer lower Wi-Fi pricing than we can offer in specific markets, can bundle Wi-FI network access with other services, and can use these additional service offerings to drive increased brand awareness.

We believe the principal competitive factors in our industry include the following:

•	Global roaming coverage;

•	Ease of use and reliability of service;

•	Price, both directly of Wi-Fi connectivity, and of alternative connectivity options such as 3G/4G;

•	Brand awareness;

•	Perceived benefit of connectivity by employees and business travelers; and

•	Bundled connectivity services.

See section 1A – Risk factors for additional details regarding competitive factors that could adversely impact our business, financial condition, or results of operations.
Research and Development
We are committed to continuing to enhance our underlying technology and continuing to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings as well as developing new services, especially for smartphones and tablets. As of December 31, 2013, our research and development organization consisted of 115 employees, approximately 49 in North America and 66 in Asia Pacific. Our research and development expenses were $13.3 million, $13.7 million and $14.4 million in 2013, 2012 and 2011, respectively.
Intellectual Property
We believe our technology and platform contains valuable intellectual property and we rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, related to our Mobility Services and iPass Unity businesses consisting of twenty-four U.S. patents, and six international patents. Our patents expire between 2016 and 2025. We currently have ten U.S. patent applications pending, and sixteen international patent applications pending (in the same subject areas as the U.S. patent applications). iPass and the iPass logo are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.
Employees
As of December 31, 2013, we had 350 employees of which 199 were located in North America, 106 in Asia Pacific, and 45 in EMEA.
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
Our OMX service offerings were introduced in 2011 and incorporate our Open Mobile Platform, global authentication fabric, and global Wi-Fi network to provide mobile network operators, telecommunication carriers and service provider partners around the world with the infrastructure to offer their customers new mobility services. We have entered into contracts with a number of customers for our OMX services; but developments and ramping revenues take time to develop. We have and plan to continue to devote significant resources building our OMX service line of business. If OMX service offerings do not achieve market acceptance and generate meaningful revenue our financial condition may be harmed.
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
If key global Wi-Fi venues offer “no charge” Internet access to all users, our network revenues could be negatively affected.
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
The Wi-Fi service provider market is highly fragmented. There are currently many Wi-Fi service providers that provide coverage in only one or a small number of hotspots. We have entered into contractual relationships with numerous Wi-Fi service providers. These contracts generally have an initial term of two years or less. We must continue to develop relationships with many providers on terms commercially acceptable to us to provide adequate coverage for our customers’ mobile workers and to expand our Wi-Fi coverage. We may also be required to develop additional technologies to integrate new wireless broadband services into our service offering. If we are unable to develop these relationships or technologies, our ability to grow our business could be impaired.
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
There are certain venues (hotels, airports, airplanes, cafes, etc.) globally where we depend on key providers for network access in those venues. In addition, in certain geographies we depend on a small number of providers for a large portion of network access. If such a provider were to go out of business, terminate their agreement with us, encounter technical difficulty such that network access was not available to our customers for an extended period of time, it could have a negative impact on our revenues and profitability if we cannot find an alternative provider to enable network access in those venues or geographies.
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
Our potential customers may have unrelated business relationships with our competitors and consider those relationships when deciding between our services and those of our competitors. Many of our competitors are large facilities-based carriers that purchase substantial amounts of services or provide other services or goods unrelated to network access services. As a result, if a potential customer is also a supplier to one of our large competitors, or purchases unrelated services or goods from our competitor, the potential customer may be motivated to purchase its network access services from our competitor to maintain or enhance its business relationship with that competitor. In addition, our current or potential carrier customers may already have or may consider buying services from mobility management solution providers which may impact our ability to sell our services to those customers as well as drive market prices down for the services that we offer.
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
In the market for managed network services, where our iPass Unity business competes, we compete with a variety of large connectivity service providers, many of whom own their own networks. We see the competition from these larger service providers, which own their own networks, in two primary ways: first in that they can provide a broader range of network options, for example, MPLS (Multiprotocol Label Switching), Frame Relay, Wire line and Wireless Voice, and, second, they can integrate their separate products providing cross-product subsidization. There are also small regional players with a similar model to ours who compete with us. If we are not able to offer competitively priced offerings that are profitable for us, we may have difficulty growing our Managed Network Services business.
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
Our revenue and overall profitability may be adversely impacted by material reductions in existing customer and partner purchase commitments.
Our customers and partners have traditionally entered into contractual provisions that require them to pay the greater of the fees generated from the use of our services or a minimum committed amount over a pre-determined time period. Minimum commitments are negotiated by customers to improve their unit pricing, effectively guaranteeing a certain volume to achieve a reduced unit price. Recent global economic conditions in certain cases caused our customers and partners to generate fees from the use of our services that are significantly less than their minimum committed amounts. Consequently this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and in some cases with no minimum commitment. Additionally, in some cases partners and customers are requesting a re-evaluation of their minimum commitments on a prospective basis during the term of their existing contract; to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum purchase commitments could result in lower future revenues.
Our software is complex and may contain errors that could damage our reputation and decrease usage of our services.
Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information, a security breach, unauthorized access to our cloud-based platform or the introduction of a virus by our software onto our customers’ computers or networks, our reputation could be harmed and our business may suffer. Our contracts generally limit our exposure to incidental and consequential damages and to the extent possible, we further limit our exposure by entering into insurance policies that are designed to protect our customers and us from these and other types of losses. If these contract provisions are not enforced or enforceable, or if liabilities arise that are not effectively limited or insured, our operating results and financial condition could be harmed.
Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability.
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 44% of our revenues in 2013, of which approximately 34% and 9% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2013, 2012 and 2011, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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
To compete we must attract and retain key employees, and our failure to do so could harm our results of operations.
To compete we must attract and retain executives, sales representatives, engineers and other key employees. Hiring and retaining qualified executives, sales representatives and engineers are critical to our business, and competition for experienced employees in our industry can be intense. If we experience significant turnover of our executives, sales representatives, engineers and other key employees it will be difficult to achieve our business objectives and could adversely impact our results of operations.

There can be no assurances that the process currently undertaken to achieve a strategic transaction related to the Unity business will result in the consummation of any transaction.

As we have transitioned our focus exclusively towards our Open Mobile Enterprise Services business, we recently announced that we were exploring strategic alternatives, including a potential sale, of our Unity Network Services business. We may not achieve a sale or other transaction if potential acquirers do not ultimately determine to purchase the iPass Unity services business at a price that we find acceptable, or at all, in which case we would not receive any proceeds.

If we fail to develop and effectively market our brand, our operating results may be harmed.

We believe that expanding awareness of the iPass brand is important to growing and achieving acceptance of our iPass Open Mobile Platform. We have recently increased our marketing efforts, including adding additional headcount, to further implement our global marketing objectives. These promotional and marketing activities may not result in any increased revenue. Further, any potential revenue increase as a result of these promotional and marketing activities may not offset the expenses incurred in further promoting the iPass brand.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We lease approximately 48,000 square feet of space for our headquarters in Redwood Shores, California under a lease that expires in 2015. We also lease sales and support offices in other parts of the United States and abroad in EMEA and Asia Pacific. We believe that our principal facility in Redwood Shores, and sales and support offices in other parts of the United States and abroad are adequate for our business needs, and we expect that additional facilities will be available in other jurisdictions to the extent we need to add new offices.

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
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range
	High	Low
Year ended December 31, 2013:
First Quarter	$2.37	$1.85
Second Quarter	2.08	1.56
Third Quarter	2.36	1.78
Fourth Quarter	2.20	1.29
Year ended December 31, 2012:
First Quarter	$2.80	$1.33
Second Quarter	2.70	2.07
Third Quarter	2.39	1.71
Fourth Quarter	2.21	1.65
We had 64,391,698 shares of our common stock outstanding as of February 28, 2013, held by 126 holders of record, although there are a significantly larger number of beneficial owners of our common stock.
Dividends
We did not pay cash dividends on our common stock in 2013, 2012, or 2011. We currently do not expect to pay cash dividends, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.
Performance Graph(1)
The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2013. The graph and table assumes that $100 was invested on December 31, 2008 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
iPass Inc.	$100.00	$119.05	$151.58	$172.20	$221.92	$190.39
Russell 2000 Index	100.00	127.09	161.17	154.44	179.75	249.53
NASDAQ Market Index	100.00	145.34	171.70	170.34	200.57	281.15
We do not believe that there is any published industry or line of business indices that are directly relevant to our line of business. In addition, we do not believe that we can construct a peer group index as many of the services similar to ours are only a small portion of the business of the companies providing such services. Consequently, in addition to the NASDAQ Market Index, we are comparing our stock price performance to the Russell 2000 Index because we believe that this broad market index provides a reasonable comparison of stockholder returns.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$111,115	$126,078	$140,761	$156,080	$171,377
Total cost of revenues and operating expenses	122,315	129,557	143,240	159,580	185,575
Operating loss	(11,200)	(3,479)	(2,479)	(3,500)	(14,198)
Net loss	(12,312)	(4,378)	(3,008)	(3,096)	(13,492)
Basic and diluted net loss per share	(0.19)	(0.07)	(0.05)	(0.05)	(0.22)
Cash dividends declared per common share	—	—	—	0.07	0.48
Total assets	$54,916	$60,124	$63,105	$73,982	$89,563
Total stockholders’ equity	29,242	36,901	37,447	37,822	47,986

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the two segments of our business: Mobility Services and iPass Unity
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2013, December 31, 2012 and December 31, 2011
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity
Overview
We provide global enterprises and telecommunication carriers with cloud-based mobility management and network connectivity services. As announced on February 12, 2014, we are exploring a potential sale or other strategic alternative for our Unity business. For a detailed discussion of our business, see “Item 1. Business.”

Key Corporate Objectives
We are focused on driving revenue growth and profitability by adding new customers through increased brand awareness, improving our customer activation rates, and increasing user demand in smartphone and tablets with optimized end user experience. Our plan is to continue to expand the strategic value of our business by leveraging our mobility assets to address both large and compelling market opportunities and to execute on key growth initiatives in our businesses. For a detailed discussion regarding our key corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”

Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2013:
Continued Focus on our Open Mobile Enterprise Business
We have continued to show solid progress against two key metrics for our OME business: (i) the number of active Open Mobile Platform users; and (ii) the number of Open Mobile Wi-Fi Network users. During 2013, we steadily increased our percentage of Open Mobile Platform users as a percentage of total platform users from 55% for the fourth quarter of 2012 to 83% for the fourth quarter of 2013. In addition, we grew our percentage of Open Mobile Wi-Fi Network users as a percentage of total Wi-Fi network users from 43% for the fourth quarter of 2012 to 79% for the fourth quarter of 2013. Our Open Mobile growth has been driven by a combination of legacy platform customer migrations, migrated customer user and usage ramps, and new customer acquisition. We continue to release updates to our Open Mobile platform, creating enhanced user experiences on a variety of operating systems. We expect to grow Wi-Fi revenues in the future based on our ability to grow Open Mobile platform and Wi-Fi network users, primarily through the continued focus on the deployment of our Open Mobile platform on smartphone and tablet devices. See “Key Operating Metrics” below for a full discussion of our user metrics.

Successful Deployments in our Open Mobile Exchange Business
We are continuing to develop our OMX business, adding functionality and building-out the network of key partners including telecommunication carriers and service providers. During 2013, we began to see signs of successful deployments.   In 2014, we expect these deployments to scale and begin to provide network user and platform user metrics consistent with how we describe the OME business. Total OMX revenue grew from $0.8 million in 2012 to $2.4 million in 2013, representing 2.1% of our total 2013 revenue. In addition, we expect to narrow the focus to our OM business as a whole and view the OME and OMX businesses together.
Continued Decline in our Legacy Revenues
We define our legacy revenue to include Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi, and minimum commit shortfall. As we exit 2013 with roughly 85% of our platform and Wi-Fi network users on the OM platform, expect that we will discontinue discussions of our stand-alone legacy business in 2014, focusing most of our metrics on the OM business.  We have continued to effectively manage the wind down of our legacy revenue streams, with legacy declining 55% year over year and representing less than 20% of revenue in the fourth quarter of 2013. We expect legacy revenue to represent a smaller percentage of mobility revenue in 2014.

Key Operating Metrics
Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.
OM Wi-Fi Network Users
OM Wi-Fi Network Users is the number of our platform users each month in a given quarter that paid for Wi-Fi network services from iPass.
OM Platform Active Users
OM Platform Active Users is the number of users who were billed Open Mobile platform fees and who have used or deployed Open Mobile.

The following table summarizes our key operating metrics in relation to the Average Number of Monthly Monetized Users(1) (in thousands):

	For the Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Open Mobile Users:
Wi-Fi Network Users(2)	67	59	56	46	35
Platform Users:
Active	622	574	517	444	355
Gross(3)	1,017	1,019	1,019	955	822
Legacy Users:
Wi-Fi Network Users(2)	18	21	31	40	46
Other Network Users(4)	19	20	23	26	28
Platform Users(5)	125	151	201	246	286
Total AMMU(1):
Total Network Users	104	100	110	112	109
Open Mobile as a Percentage of Total Wi-Fi Network Users	79%	74%	64%	53%	43%
Open Mobile as Percentage of Total Network Users	64%	59%	51%	41%	32%
Total Platform Users	747	725	718	690	641
Open Mobile as Percentage of Total Platform Users	83%	79%	72%	64%	55%

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
As we continue to focus on accelerating the adoption of smartphone and tablet users on our Open Mobile platform, we expect users of these devices to become an increasing percentage of our network users. Users grew as a percentage of total Open Mobile Wi-Fi Network Users from approximately 24% in December 2012 to 31% in 2013.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also used this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP (accounting principles generally accepted in the United States) results. We defined Adjusted EBITDA as net loss adjusted for: interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, and certain state sales and federal tax charges. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.

The following table reconciles Adjusted EBITDA to GAAP net loss (in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA income (loss)	$(5,143)	$960	$(196)
Interest income (expense)	(18)	19	112
Income tax expense	(569)	(642)	(290)
Depreciation of property and equipment	(2,776)	(2,110)	(2,259)
Amortization of intangible assets	—	(169)	(239)
Stock-based compensation	(3,163)	(2,418)	(1,725)
Restructuring (charges) benefit	(653)	(26)	151
Certain state sales tax and other discrete items	10	8	1,438
Net loss	$(12,312)	$(4,378)	$(3,008)

Segment Financial Information and Geographic Information
We operate our business and report under two segments: Mobility Services and iPass Unity. We allocate resources and assess the performance of each operating segment using information about its revenue and operating loss.
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
For further financial information on the Mobility Services and iPass Unity segments and geographic information, refer to the information contained in Note 14, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

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
Revenue Recognition
Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the recognition of monthly minimum commitment (“MMC”) revenue and upfront fees for iPass Unity contracts.
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
iPass Unity contracts are monthly flat fee contracts combined with certain other upfront fees such as, one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. The monthly flat usage fee is recognized on a monthly basis, while other fees are recognized ratably over the estimated life of the end point. An end point represents a separate physical location, such as a branch office, retail office or virtual office. End point lives are estimated based on historical average end point life by product group. We periodically perform an analysis of estimated lives of the end points and revise the remaining term over which revenue will be recognized, if needed. As of December 31, 2013, the expected period of performance for end points approximates four years.
Performance -Based Restricted Stock Awards
Certain restricted stock awards have performance-based goals based on the the achievement of targeted quarterly revenue of Open Mobile, targeted EBITA or targeted number of active Open Mobile monetized users, which require an assessment of the probability and timing of vesting. We amortize stock-based compensation expense for performance-based awards on a graded vesting basis over the vesting period, after assessing probability of achieving the requisite performance criteria.  Estimating the time in which we expect to achieve the requisite performance criteria requires judgment. If events or circumstances occur that cause us to revise our estimated vest dates, we recognize the unamortized expense prospectively over the revised estimated vesting period.  Such a change in estimated vest dates could have a material impact on our financial statements. We believe vesting of all performance-based restricted stock awards is probable.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will adopt ASU 2013-11 for its fiscal year, and interim periods within the year ending December 31, 2014. We do not expect that this guidance will materially impact our Consolidated Financial Statements.

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

•	Platform—Fees based on the number of legacy iPC monetized platform users and fees related to legacy add-on platform products and related services.

•	Other Fees and Revenue—Fees specific to providing additional value add service to legacy iPC customers.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Mobility Services	$77,868	$92,674	$110,808
Operating Loss (1)	(11,113)	(2,750)	(2,013)
Open Mobile Enterprise:	45,692	26,271	8,206
Network	29,710	13,963	1,724
Platform	15,048	11,585	5,834
Other Fees	934	723	648
Open Mobile Exchange	2,362	786	678
Legacy iPC	29,814	65,617	101,924
Network	22,380	53,180	85,743
Platform	3,954	9,785	13,387
Other Fees	3,480	2,652	2,794
iPass Unity Network Services	33,247	33,404	29,953
Operating Income (Loss) (1)	556	(542)	(1,753)
Total Revenue	111,115	126,078	140,761
Service Offering Revenue as a Percentage of Total Revenue:
Mobility Services	70%	74%	79%
Open Mobile Enterprise	41%	21%	6%
Open Mobile Exchange	2%	1%	1%
Legacy iPC	27%	52%	72%
iPass Unity Network Services	30%	26%	21%
Total Revenue	100%	100%	100%
(1) See Note 14 Segment and Geographic Information for reconciliation of segment operating loss.
Mobility Services Revenue
For the year ended December 31, 2013 compared to 2012, Mobility Service revenue decreased $14.8 million or 16% as the decrease in legacy iPC revenue of $35.8 million outpaced the increase in Open Mobile ("OM") revenue of $21.0 million. Legacy iPC declines were attributed to continued migrations to OM, customer terminations, and anticipated usage reductions in our 3G and Dial-up services. The net decline of $14.8 million for Mobility Services revenue was driven by a $5.0 million decline in Wi-Fi revenue, a $6.4 million decline in Dial-up and 3G revenue, a $3.6 million decline in MMC, and a $2.4 million decline in platform revenue offset by an increase in OMX and other revenues of $1.6 million and $1.0 million, respectively. The decrease in Wi-Fi, Dial-up and 3G revenues were driven by the continued and expected decline in usage and termination of legacy iPC customers. In addition, the ongoing pricing platform dynamics as user mix shifts away from laptops to less expensive smartphone and tablet pricing options also contributed to the platform revenue decline.
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
Mobility Service Operating Loss
The increase in Mobility Services operating loss by $8.4 million for the year ended December 31, 2013, compared to 2012 was primarily due to the decrease in Mobility Service revenue of $14.8 million, partially offset by the decrease in mobility network access cost of $3.5 million and the decrease in mobility service operating expense of $2.9 million.

The increase in Mobility Services operating loss by $0.7 million or 37% for the year ended December 31, 2012 compared to 2011 was primarily due to the decrease in Mobility Service revenue of $18.1 million, partially offset by the decrease in mobility network access cost of $13.3 million and the decrease in mobility service operating expense of $2.6 million and non-recurring incremental benefit of $1.3 million in 2011 on collections of previously billed and accrued historical sales tax liabilities.
iPass Unity Network Services Revenue
iPass Unity Network Services revenues were relatively consistent for the year ended December 31, 2013 compared to 2012.
For the year ended December 31, 2012 compared to 2011, iPass Unity revenue increased $3.5 million or 12% mainly due to growth in the number of installed customer endpoints.
iPass Unity Network Services Operating Income and Loss
The increase in iPass Unity operating income of $1.1 million for the year ended December 31, 2013 compared to 2012 was mainly due to ongoing cost reduction initiatives and a decrease in iPass Unity network access costs.
The decrease in iPass Unity operating loss of $1.2 million for the year ended December 31, 2012 compared to 2011 was primarily due to the increase in iPass Unity revenue of $3.5 million, partially offset by an increase in iPass Unity network access cost of $1.3 million and $1.0 million in higher operating expenses.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as Mobility Services Network revenue plus iPass Unity revenue less network access costs divided by Mobility Services Network revenue plus iPass Unity revenue.

	Year Ended December 31,
	2013	2012	2011
Network Gross Margin (%)	43.1%	47.0%	44.4%
The 3.9% decrease in network gross margin from 2012 to 2013 was primarily due to decreases in higher margin revenues products such as monthly minimum commitment revenue and Dial-up, and higher usage by customers on flat rate price plan.
The 2.6% increase in network gross margin from 2011 to 2012 was primarily driven by favorable service mix as our declining 3G revenues, traditionally a lower margin offering, created less downward pressure on our overall network margin.
Cost of Revenues and Operating Expenses
Network Access Costs
Network access costs (“NAC”) consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Network access costs	$49,490	$53,640	$65,766
As a percentage of revenue	44.5%	42.5%	46.7%
The decrease in NAC of approximately $4.2 million or 8% for 2013 compared to 2012 was primarily due to a combination of lower Wi-Fi, 3G and Dial-up network usage that decreased Mobility Services NAC by approximately $3.5 million, and a decrease in iPass Unity NAC of approximately $0.7 million.
The decrease in NAC of approximately $12.1 million or 18% for 2012 compared to 2011 was primarily due to a combination of lower Wi-Fi, 3G and Dial-up network usage that decreased Mobility Services NAC by approximately $13.4 million, partially offset by an increase in iPass Unity NAC of approximately $1.3 million on more endpoints deployed.
Network Operations

Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Network operations expense	$19,200	$20,806	$22,307
As a percentage of revenue	17.3%	16.5%	15.8%
The decrease in network operations expenses of approximately $1.6 million or 10% for 2013 compared to 2012 was primarily due to decreases in headcount and consulting related expense of approximately $1.0 million as we continue to manage our cost structure, 3G mobile data cards subsidized expense of approximately $0.5 million as we continue to phase out the legacy 3G offering, and lower network infrastructure spend.
The decrease in network operations expenses of approximately $1.5 million or 7% for 2012 compared to 2011 was primarily due to a decrease in 3G mobile data cards subsidized expense of approximately $1.0 million.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Research and development expenses	$13,317	$13,733	$14,368
As a percentage of revenue	12.0%	10.9%	10.2%
The decrease in research and development expenses of approximately $0.4 million or 4% for 2013 compared to 2012 was primarily due to lower headcount cost of approximately $0.5 million as we continue to manage our cost structure.
The decrease in research and development expenses of approximately $0.6 million or 4% for 2012 compared to 2011 was primarily due to lower third party consulting expense of approximately $0.7 million, much of which was spent in 2011 on the acceleration of the OM platform development.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Sales and marketing expenses	$18,315	$19,530	$20,702
As a percentage of revenue	16.5%	15.5%	14.7%
The decrease in sales and marketing expenses of approximately $1.2 million or 8% for 2013 compared to 2012 was primarily due to lower headcount and consulting expense of approximately $1.0 million and severance charges of $0.2 million as we looked to optimize our sales and marketing team to support our OM initiatives in 2014.
The decrease in sales and marketing expenses of approximately $1.2 million or 6% for 2012 compared to 2011 was mainly due to lower severance charges and discretionary third party consulting expenses of $0.6 million and $0.4 million, respectively.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, business information systems, legal and accounting expenses.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
General and administrative expenses	$21,340	$21,653	$20,009
As a percentage of revenue	19.2%	17.2%	14.2%
The decrease in general and administrative expenses of approximately $0.3 million or 2% for 2013 compared to 2012 was primarily due to a lower rent expense of $0.6 million, a decrease in headcount and consulting expense of $0.3 million, and a decrease in travel expense of $0.2 million, partially offset by an increase in expenses related to our going “live” with our new ERP system of $0.9 million.
The increase in general and administrative expenses of approximately $1.6 million or 8% for 2012 compared to 2011 was primarily due to the non-recurring incremental benefit of $1.3 million in 2011 on collections of previously billed and accrued historical sales tax liabilities, and an increase in stock based compensation of $0.5 million in 2012.
Restructuring Charges (Benefits) and Related Adjustments
In the first quarter of 2013, we announced a restructuring plan (Q1 2013 Plan) to re-align our cost structure to focus investments, resources and operating expenses on our growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract.
During the year ended December 31, 2009, we announced restructuring plans (2009 Plans) to reduce our operating costs and focus our resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. We completed all terminations by the first quarter of 2010.
We incurred a restructuring charge of approximately $0.7 million for the year ended December 31, 2013 compared to the restructuring charge of $26,000 and restructuring benefits of $0.2 million for the years ended December 31, 2012, and 2011, respectively. These activities were related to our Q1 2013 Plan or the adjustment of prior estimates related to our 2009 Plans.
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
During the years ended December 31, 2013, 2012 and 2011, we did not enter into any hedging contracts and foreign exchange losses were $0.5 million, $0.3 million and $0.5 million, respectively. The foreign exchange loss in 2013 was mainly due to weakening of the U.S. dollar against Euro and British Pound at the time we settled certain non-U.S. Dollar denominated network access costs as well as the unfavorable re-measurement of foreign currency denominated assets and liabilities. The foreign exchange losses in 2012 and 2011 were primarily due to the unfavorable re-measurement of foreign currency denominated assets and liabilities during each of those years.
Provision For (Benefit From) Income Taxes
The effective tax rate was a tax expense of 5% for 2013 and a tax expense of 17% for 2012. The 2013 decrease of effective tax rate was due to a decrease in foreign taxes and an increase in the current net operating loss. The effective tax rate in 2011 was an expense of 11%. The higher tax rate in 2012 was due to higher foreign tax expense.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012	Increase/ (Decrease)
	(dollars in thousands)
Cash and cash equivalents	$24,017	$26,822	$(2,805)
As a percentage of total assets	43.7%	44.6%
Operating Activities. Net cash used in operating activities in 2013 was $2.4 million, compared to net cash provided by operating activities of $3.5 million in 2012 mainly due to an increase in net loss.
Investing Activities. Net cash used in investing activities in 2013 was approximately $1.6 million, compared to net cash used in investing of $3.5 million in 2012, with the reduction mainly due to investment in our new ERP system in 2012 that went "live" in January 2013.
Financing Activities. Net cash provided by financing activities in 2013 was $1.2 million, compared to net cash provided by financing activities of $1.4 million in 2012, with reduction mainly due to approximately $0.3 million of principal payments for vendor financed property and equipment in 2013.
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
The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2013 and 2012 was $0.9 million and $1.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.
Primary Uses of Cash
Our principal use of cash in 2013 was for network access costs, payroll related expenses and general operating expenses including marketing, office rent, capital expenditures for IT infrastructure, and settlement of remaining restructuring obligations. During 2013, we acquired enterprise database software and infrastructure hardware (see “Note 8. Vendor Financed Property and Equipment”) and made approximately $0.3 million of principle payment. We expect to make approximately $2.3 million of principal payments over the next three years related to this purchase.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2013 and December 31, 2012 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations

	Total	Less Than 1 Year	1-3 Years
	(In thousands)
Operating Lease Obligations	$4,900	$2,819	$2,081
Other Purchase Commitments(1)	3,467	2,122	1,345
Total Contractual Obligations	$8,367	$4,941	$3,426

(1)
In the normal course of our business, we have signed contracts with certain network service providers under which we have minimum purchase commitments. These commitments expire on various dates through 2017. In addition, during October 2013 the Company entered into a future minimum purchase commitment to acquire an additional enterprise infrastructure hardware of approximately $0.5 million and an annual support fee of approximately $0.7 million to be paid over the next three years.

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
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2013 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of December 31, 2013, we had cash and cash equivalents of $24.0 million, restricted cash of $0.3 million and no short-term investments. As of December 31, 2012, we had cash and cash equivalents of $26.8 million, restricted cash of $1.0 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”
Supplementary Data
The following tables present our operating results for each of the eight quarters during 2013 and 2012. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2013
Revenues	$29,629	$28,665	$26,869	$25,952
Operating loss	(3,279)	(1,516)	(2,348)	(4,057)
Net loss	(3,375)	(1,586)	(2,842)	(4,509)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.07)
	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2012
Revenues	$33,294	$32,244	$30,818	$29,722
Operating income (loss)	(1,112)	(840)	(434)	(1,093)
Net income (loss)	(1,275)	(881)	(771)	(1,451)
Basic and diluted net income (loss) per share	$(0.02)	$(0.01)	$(0.01)	$(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013 there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2014 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2014 (the “Proxy Statement”). That information is incorporated here by reference.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	53
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

We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements and financial statement schedule included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Santa Clara, California
March 11, 2014

iPASS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,017	$26,822
Accounts receivable, net of allowance for doubtful accounts of $1,010 and $1,173, respectively	15,297	17,260
Prepaid expenses and other current assets	4,329	5,058
Total current assets	43,643	49,140
Property and equipment, net	8,442	6,549
Other assets	2,831	4,435
Total assets	$54,916	$60,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,334	$7,496
Accrued liabilities	9,100	8,631
Deferred revenue, short-term	3,212	3,787
Total current liabilities	21,646	19,914
Deferred revenue, long-term	2,191	2,834
Vendor financed property and equipment	1,586	—
Other long-term liabilities	251	475
Total liabilities	$25,674	$23,223
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 64,451,031 and 61,536,222 shares issued and outstanding, respectively)	65	61
Additional paid-in capital	218,103	213,454
Accumulated deficit	(188,926)	(176,614)
Total stockholders’ equity	29,242	36,901
Total liabilities and stockholders’ equity	$54,916	$60,124
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenues	$111,115	$126,078	$140,761
Cost of revenues and operating expenses:
Network access costs	49,490	53,640	65,766
Network operations	19,200	20,806	22,307
Research and development	13,317	13,733	14,368
Sales and marketing	18,315	19,530	20,702
General and administrative	21,340	21,653	20,009
Restructuring charges (benefits) and related adjustments	653	26	(151)
Amortization of intangible assets	—	169	239
Total cost of revenues and operating expenses	$122,315	$129,557	$143,240
Operating loss	(11,200)	(3,479)	(2,479)
Interest income (expense), net	(18)	19	112
Foreign exchange losses	(507)	(288)	(479)
Other income (expenses), net	(18)	12	128
Loss before income taxes	(11,743)	(3,736)	(2,718)
Provision for income taxes	569	642	290
Net loss	$(12,312)	$(4,378)	$(3,008)
Comprehensive loss	$(12,312)	$(4,378)	$(3,008)
Basic and diluted net loss per share	$(0.19)	$(0.07)	$(0.05)
Number of shares used in per share calculations	63,411,162	60,711,317	58,429,005

See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	57,866	58	206,992	—	(169,228)	37,822
Exercise of stock options—common stock issued	695	1	725	—	—	726
Restricted stock granted	350	—	—	—	—	—
Restricted stock canceled	(76)	—	—	—	—	—
Restricted stock units released	106	—	—	—	—	—
Employee stock purchase plan—common stock issued	198	—	182	—	—	182
Stock-based compensation	—	—	1,725	—	—	1,725
Net loss	—	—	—	—	(3,008)	(3,008)
Balances, December 31, 2011	59,139	59	209,624	—	(172,236)	37,447
Exercise of stock options—common stock issued	1,248	2	1,367	—	—	1,369
Restricted stock granted	1,048	—	—	—	—	—
Employee stock purchase plan—common stock issued	186	—	203	—	—	203
Repurchased common stock	(85)	—	(158)	—	—	(158)
Stock-based compensation	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	(4,378)	(4,378)
Balances, December 31, 2012	61,536	61	213,454	—	(176,614)	36,901
Exercise of stock options—common stock issued	1,139	4	1,270	—	—	1,274
Restricted stock granted	1,985	—	—	—	—	—
Restricted stock canceled	(346)	—	—	—	—	—
Employee stock purchase plan—common stock issued	137	—	216	—	—	216
Stock-based compensation	—	—	3,163	—	—	3,163
Net loss	—	—	—		(12,312)	(12,312)
Balances, December 31, 2013	64,451	65	218,103	—	(188,926)	29,242

See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(12,312)	$(4,378)	$(3,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,163	2,418	1,725
Amortization of intangible assets	—	169	239
Depreciation, amortization and accretion	2,776	2,110	2,259
Loss on disposal of property and equipment	22	3	102
Deferred income taxes	203	117	(125)
Provision for doubtful accounts	134	(66)	360
Change in sales tax liability estimation	—	—	(555)
Changes in operating assets and liabilities:
Accounts receivable	1,828	4,113	2,367
Prepaid expenses and other current assets	625	878	858
Other assets	785	718	521
Accounts payable	2,063	(1,138)	(5,116)
Accrued liabilities	(277)	(821)	(5,276)
Deferred revenue	(1,218)	(365)	432
Other liabilities	(224)	(295)	(252)
Net cash provided by (used in) operating activities	(2,432)	3,463	(5,469)
Cash flows from investing activities:
Purchases of property and equipment	(2,318)	(4,465)	(1,845)
Change in restricted cash pledged for letter of credit	720	971	1,099
Net cash used in investing activities	(1,598)	(3,494)	(746)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,490	1,572	908
Principal payments for vendor financed property and equipment	(265)	—	—
Cash used in repurchase of common stock	—	(158)	—
Net cash provided by financing activities	1,225	1,414	908
Net increase (decrease) in cash and cash equivalents	(2,805)	1,383	(5,307)
Cash and cash equivalents at beginning of year	26,822	25,439	30,746
Cash and cash equivalents at end of year	$24,017	$26,822	$25,439
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$261	$375	$564
Accrued amounts for acquisition of property and equipment	98	321	388
Vendor financing of property and equipment	2,597	—	—
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
Foreign Currency Accounting
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries; therefore, the Company does not have a translation adjustment recorded through accumulated other comprehensive income (loss). While the Company’s revenue contracts are denominated in United States (“U.S.”) dollars, the Company has foreign operations that incur expenses in various foreign currencies. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Foreign currency expenses are remeasured using the average exchange rates in effect during the year. Foreign currency exchange gains and losses are presented separately in the Consolidated Statements of Comprehensive Loss.
Cash Equivalents
The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds.
Restricted Cash
The Company’s restricted cash consists of cash deposited with a national financial institution in connection with irrevocable letters of credit issued to a network service provider. The total amount of restricted cash was $0.3 million and $1.0 million at December 31, 2013 and 2012, respectively, and is included in other assets on the Consolidated Balance Sheets at December 31, 2013 and 2012.
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
The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2013, accounts receivables from European customers represented 39% of total accounts receivable of which 67% were due within the Company’s standard credit term of 30 days and 84% were aged less than 90 days.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013 and 2012, no individual customer represented 10% or more of total accounts receivable. For the years ended December 31, 2013, 2012, and 2011, no individual customer represented more than 10% of total revenues.
For the year ended December 31, 2013, no individual supplier represented 10% or more of total network access costs. For the year ended December 31, 2012 and 2011, one supplier accounted for 12% and 17%, respectively, of total network access costs. No other individual supplier represented more than 10% of total network access costs in 2013, 2012 and 2011.
Property and Equipment, Net
Property and equipment, net are stated at cost, less accumulated depreciation or amortization. Depreciation of property and equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives of the respective assets as follows:

•	Equipment: 3 to 5 years

•	Furniture and fixtures: 5 years

•	Computer software: 3 to 5 years

•	Leasehold improvements: the shorter of the useful life of the leasehold improvements or the term of the underlying lease

•	Construction in progress: various depending on the underlying asset being developed
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of comprehensive loss. Expenditures for maintenance and repairs are charged to expense as incurred.
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
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal, state or foreign income taxes has been provided. As of December 31 2013, approximately $7.5 million of foreign earnings have been deemed repatriated under the US tax law. Only the US federal and state income tax consequences have been provided on those earnings, however, they will not be deemed to be repatriated under foreign laws. The major foreign jurisdictions where the Company has operations includes India and the U.K. Upon distribution of earnings from India and the U.K. in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2013 and 2012, the cumulative undistributed earnings of the Company’s foreign subsidiaries approximated $11.5 million and $11.1 million, respectively. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2013 and 2012 was $0.9 million and $1.4 million, respectively. The Company currently does not intend to distribute any of its cumulative earnings by its foreign subsidiaries to the parent company in the U.S. If the income is to be distributed, the net of $4.0 million will be subject to US tax.
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Stock-Based Compensation
Stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period. Awards that vest based on service criteria are expensed on a straight-line basis. Awards having accelerated vesting based on achieving certain performance criteria are expensed on graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria. The Company’s stock-based payment awards to employees and directors include stock options, restricted stock units and awards, and employee purchase rights granted in connection with the Employee Stock Purchase Plan. Certain restricted stock awards have performance-based goals based on the achievement of targeted quarterly revenue of Open Mobile, targeted EBITA or targeted number of active Open Mobile monetized users, which require an assessment of the probability and timing of vesting. The Company estimates the fair value of restricted stock based on the day prior to the date of grant. The Company estimates the fair value of stock options and employee purchase rights on the date of grant using the Black-Scholes option-pricing model that requires the use of assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected stock price volatility is based on historical volatility and the expected term is based on the historical average expected term. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The expected forfeiture rate is based upon the historical experience of employee turnover and certain other factors. To the extent the actual forfeiture rate is different from the expected rate, stock-based compensation expense is adjusted accordingly.
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
iPass Unity Network Services (“iPass Unity”) Contract Fees

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iPass Unity contracts are monthly flat fee contracts combined with certain other upfront fees such as one-time non-recurring fees, which include equipment fees, installation, management set up, and shipping fees. As a result, the Company recognizes its iPass Unity revenue arrangements monthly over the estimated life of the endpoint. An endpoint represents a separate physical location, such as a branch office, a retail office or a virtual office. Endpoint lives are estimated based on the historical average endpoint life. The Company periodically performs an analysis of estimated lives of the endpoints and revises the remaining term over which revenue will be recognized, if needed. As of December 31, 2013, the expected period of performance for endpoints approximates four years.
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
Deferred Installation Costs
Installation costs are incurred on the Company’s iPass Unity contracts and are deferred and amortized over the estimated lives of the end points.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2013, 2012, and 2011 were approximately $0.1 million each year.
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
In addition, the Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $0.3 million , $2.6 million and $0.7 million in 2013, 2012, and 2011 respectively for a purchase of a new ERP system. During the year ended December 31, 2013, the Company went “live” with a new enterprise resource planning (ERP) system, and approximately $3.6 million of capitalized costs related to the ERP implementation was reclassified from construction in progress to computer software, which is being amortized over the expected useful life of five years. The Company also capitalized an additional $0.3 million in 2011 for other internal use software. Capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is five years.
Amortization expense was approximately $0.8 million, $0.2 million, and $0.1 million in 2013, 2012 and 2011, respectively. Management evaluates the useful lives of the Company’s assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long lived assets during the years ended December 31, 2013 and 2012.

Note 3. Financial Instruments and Fair Value

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The recurring fair values of these financial assets (excluding cash) were determined using the following inputs at December 31, 2013 and December 31, 2012, respectively:

	As of December 31, 2013				As of December 31, 2012
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$18,304	$—	$—	$18,304	$18,298	$—	$—	$18,298
Total financial assets	$18,304	$—	$—	$18,304	$18,298	$—	$—	$18,298

(1)	Held in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no transfers between Level 1, 2, and 3 between December 31, 2012 and December 31, 2013. As of December 31, 2013 and December 31, 2012, the carrying amount of accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short maturities.

Note 4. Property and Equipment
Property and equipment, net consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Equipment	$15,134	$14,292
Furniture and fixtures	2,110	2,214
Computer software	12,279	6,891
Construction in progress	749	3,356
Leasehold improvements	1,252	1,578
	31,524	28,331
Less: Accumulated depreciation and amortization	(23,082)	(21,782)
Property and equipment, net	$8,442	$6,549
Depreciation expense was approximately $2.8 million, $2.1 million, and $2.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2013, the Company wrote-off approximately $1.2 million of gross property and equipment, almost all of which were fully depreciated.
During the year ended December 31, 2013, the Company went “live” with a new enterprise resource planning (ERP) system. Accordingly, approximately $3.6 million of capitalized costs related to the ERP implementation was reclassified from construction in progress to computer software.

During October 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware, and recorded approximately $1.8 million and $0.8 million to computer software and construction in progress, respectively, as of December 31, 2013.

Note 5. Other Assets
Other assets consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Prepaid lease obligations	$55	$236
Deferred installation costs and other long-term assets	1,622	2,180
Deposits	808	854
Long-term deferred tax asset, net	96	195
Restricted cash	250	970
	$2,831	$4,435

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Sales tax liabilities	$1,044	$1,080
Accrued restructuring liabilities—current(1)	200	203
Accrued bonus, commissions and other employee benefits	2,395	2,550
Accrued for vendor financed property and equipment	746	—
Amounts due to customers	1,059	1,061
Other accrued liabilities	3,656	3,737
	$9,100	$8,631

(1)	See Note 7. Accrued Restructuring

Note 7. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of December 31, 2013 and 2012, the Company had remaining lease payments of approximately $0.3 million, and $0.5 million, respectively, which were recorded at fair value at the time of restructuring plan was announced. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine the Level 3 fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.
In the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. The Company recorded and paid a restructuring charge of approximately $0.6 million during the twelve months period ending December 31, 2013, which included severance, facility exit costs and other associated costs. As of December 31, 2013, the Company had completed the majority of cash payments.
The following is a roll forward of restructuring liability for the Q1 2013 and 2009 Plans for the years ended December 31, 2013, 2012 and 2011:

Total Restructuring Costs
(In thousands)
Balance as of December 31, 2010	$1,641
Restructuring benefits and related adjustments	(151)
Payments	(754)
Balance as of December 31, 2011	$736
Restructuring charges and related adjustments	26
Payments	(279)
Balance as of December 31, 2012	$483
Restructuring charges and related adjustments	653
Payments	(819)
Balance as of December 31, 2013	$317
As of December 31, 2013 and 2012, approximately $0.2 million and $0.2 million of the restructuring liability is included in accrued liabilities, respectively, and the remaining restructuring liability of approximately $0.1 million and $0.3 million, respectively, in long-term liabilities.
Note 8. Vendor Financed Property and Equipment
In October, 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is to be paid over the next three years. The total purchase financed by a vendor was approximately $2.6 million. The Company made approximately $0.3 million of principal payment in December 2013. As of December 31, 2013, approximately $0.7 million and $1.6 million were recorded to accrued liabilities and vendor financed property and equipment, respectively based on the payment terms. The Company expects to pay $0.7 million, $0.9 million, and $0.7 million in 2014, 2015 and 2016, respectively.
As of December 31, 2013, $1.6 million of vendor financed property and equipment is recorded at cost, which approximates a Level 3 fair value, and is included as long-term liabilities in the Company’s consolidated balance sheet. The Company made assumptions in determining the fair value of the vendor financed property and equipment long-term liability. The discounted cash flow valuation technique was used to determine the Level 3 fair value included inputs, such as the future payment schedule based on the executed purchase agreement and a discount rate.

Note 9. Income Taxes
The provision for income taxes is based on income (loss) before taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S Source	$(13,075)	$(4,370)	$(2,973)
Non-U.S. Source	1,332	634	255
Loss before income taxes	$(11,743)	$(3,736)	$(2,718)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
U.S. federal	$—	$—	$—
State	32	30	55
Foreign	334	495	361
	$366	$525	$416
Deferred:
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	203	117	(126)
	$203	$117	$(126)
Provision for income taxes	$569	$642	$290
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carry forwards. As of December 31, 2013 and 2012, the Company provided a full valuation allowance on its net deferred tax assets in the United States and Israel. The components of deferred tax assets (liabilities) consisted of the following:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$46,364	$51,835
Reserves and accruals	2,728	3,069
Research and other tax credits	6,328	5,493
Share based compensation	3,780	2,990
Property and equipment	43	52
Total deferred tax assets	$59,243	$63,439
Valuation allowance	(58,218)	(62,313)
Net deferred tax assets	$1,025	$1,126
Deferred tax liabilities:
Property and equipment	(751)	(649)
Total net deferred tax assets	$274	$477
As of December 31, 2013, approximately $3.8 million of the total valuation allowance for deferred tax assets relates to net operating loss and credit carry forwards attributable to acquired entities. These net operating loss and credit carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. Also included in the valuation allowance as of December 31, 2013 is approximately $2.2 million related to net operating loss carry forwards in Israel.
The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(7)	(4)	(3)
Foreign tax rate differential	1	6	(1)
Amortization of stock-based compensation	1	1	3
Research and development benefit	(9)	(2)	(30)
Deemed repatriated foreign earnings	2	61	—
Other	—	1	4
Valuation Allowance	52	(11)	73
Provision for income taxes	5%	17%	11%
As of December 31, 2013, the Company had gross cumulative net operating loss carry forwards for federal and state tax reporting purposes of approximately $111.9 million and $106.4 million, respectively, which expire in various periods between 2018 and 2033. In addition, $7.6 million and $7.8 million for federal and state respectively, are related to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit accumulated paid-in capital if realized. Utilization of the net operating loss and tax credit carryforwards are subject to annual limitations due to certain ownership change rules provided by the Internal Revenue Service Code of 1986, as amended and similar state provisions.
As of December 31, 2013, the Company also has research and development tax credit carry forwards of approximately $2.7 million and $3.5 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forwards will expire in various amounts through 2032. An additional $0.3 million of 2012 federal research and development tax credits was recognized in 2013 as a result of the American Taxpayer Relief Act of 2012, enacted January 2, 2013. The state tax credits can be carried forward indefinitely.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at January 1, 2012	$5,131
Increases for positions taken in prior years	2,438
Increases for positions related to the current year	419
Settlements with taxing authorities	(2,215)
Balance at January 1, 2013	$5,773
Increases for positions taken in prior years	282
Increases for positions related to the current year	832
Settlements with taxing authorities	(320)
Balance at December 31, 2013	$6,567

The increase in unrecognized tax benefits primarily relates to the establishment of federal and state net operating loss reserves related to the timing of deducting transfer pricing payments made to controlled foreign corporations and certain research and development tax credits.
As of December 31, 2013 and 2012 , the company had $0.8 million and $0.7 million, respectively, of unrecognized tax benefits that if recognized will have an impact on the company's effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in 2014. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2014.
In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2013, 2012 and 2011.
Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential changes in underlying uncertain tax positions is between a decrease of $0.8 million and an increase of $0.3 million.
The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2006 to 2013 remain open to examination by certain of these major taxing jurisdictions.
The Company currently has income tax audits in progress in India and has accrued approximately $0.7 million in connection with these audits.

Note 10. Stockholders’ Equity
Equity Incentive Plans
The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units to employees (“Employee Plan”) and to directors (“Director Plan”). Stock options granted to employees generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to satisfy minimum statutory tax withholding obligations with respect to the vesting of restricted stock awards. The restricted stock units are not considered outstanding until released and restricted stock awards with only performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined performance goals, including targeted earnings before interest, taxes and amortization (“EBITA”), targeted number of active Open Mobile monetized users, and targeted quarterly revenue of Open Mobile.
During 2013, the Company had granted a total of 1,935,000 shares of performance-based restricted stock awards that vest based on targeted quarterly revenue of Open Mobile which carry a service-condition to vest in full if performance has not been met at December 31, 2017, however, vesting will be accelerated upon the achievement of performance goals; none of which had vested at December 31, 2013 as the performance goals had not been met. The Company has a total of 753,925 outstanding shares of performance-based restricted stock awards related to targeted EBITA, none of which had vested as the performance goals had not been met as of December 31, 2013. No performance-based restricted stock awards were granted

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the year ended December 31, 2012. During 2011, the Company had granted a total of 280,000 shares of performance-based restricted stock awards related to targeted number of active Open Mobile monetized users which carry a service-condition to vest four years from the grant date, however, vesting will be accelerated upon the achievement of performance goals. Approximately 60% of these performance-based restricted stock awards had vested based on achievement of the targeted number of active Open Mobile monetized users as of December 31, 2013. Vesting of all performance-based restricted stock awards is considered probable.
The number of shares authorized for issuance is automatically increased by 5% annually under the Employee Plan and by 250,000 shares annually under the Director Plan. Upon exercise, new shares are issued. As of December 31, 2013, 21,452,678 shares were available for grant under all plans.
The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards and Units Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2010	15,490,212	9,881,632	$1.87		976,697	$1.51
Authorized	3,143,327
Granted(1)	(2,622,300)	2,272,300	$1.57	$0.64	350,000	$1.52
Options Exercised		(694,520)	$1.04
Restricted Stock Vested(1)					(199,502)	$1.39
Terminated/cancelled/forfeited	2,000,517	(1,924,412)	$2.03		(76,105)	$1.57
Balance at December 31, 2011	18,011,756	9,535,000	$1.82		1,051,090	$1.52
Authorized	3,206,969
Granted(2)	(1,993,000)	945,500	$2.31	$0.81	1,047,500	$2.16
Options Exercised		(1,247,776)	$1.10
Restricted Stock Vested(2)					(178,116)	$1.77
Terminated/cancelled/forfeited	995,912	(944,196)	$3.04		(51,716)	$1.80
Balance at December 31, 2012	20,221,637	8,288,528	$1.85		1,868,758	$1.85
Authorized	3,326,811
Granted(3)	(3,070,000)	1,085,000	$1.81	$0.70	1,985,000	$1.86
Options Exercised		(1,138,718)	$1.12
Restricted Stock Vested(3)					(558,083)	$2.06
Terminated/cancelled/forfeited	974,230	(628,230)	$2.70		(346,000)	$1.88
Balance at December 31, 2013	21,452,678	7,606,580	$1.89		2,949,675	$1.81

(1)
Restricted stock awards granted during 2011 included 70,000 shares of restricted stock with time-based vesting criteria and 280,000 with time-based vesting criteria that accelerate upon the achievement of a targeted number of active Open Mobile monetized users; both of which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2011 included 105,948 shares of restricted stock units which have been included as shares outstanding.

(2)
Restricted stock granted during 2012 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2012 represent 229,832 restricted stock awards released (net of 51,716 shares withheld for taxes).

(3)
Restricted stock granted during 2013 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2013 represent 558,083 restricted stock awards released.

The aggregate intrinsic value of options exercised was $1.0 million, $1.1 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2013:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.71— 1.02	665,288	5.37	$0.82	665,288	$0.82
1.02— 1.05	1,147,444	5.98	1.05	1,120,526	1.05
1.05— 1.27	1,256,709	5.08	1.22	1,224,835	1.22
1.27— 1.72	2,313,029	7.77	1.62	1,177,458	1.59
1.72—17.56	2,224,110	5.40	3.28	1,355,985	4.04
Total	7,606,580	6.15	1.89	5,544,092	1.91

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2013	7,606,580	$1.89	6.15	$1,585
Options vested and expected to vest at December 31, 2013	6,842,806	$1.89	5.91	$1,566
Options exercisable at December 31, 2013	5,544,092	$1.91	5.28	$1,550
Stock-Based Compensation
The following table sets forth the total stock-based compensation expense included in the Company’s Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Network operations	$364	$222	$122
Research and development	350	257	142
Sales and marketing	743	486	449
General and administrative	1,706	1,453	1,012
Total	$3,163	$2,418	$1,725

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock options	$866	$1,145	$1,299
Restricted stock	2,220	1,173	392
Employee stock purchase plan	77	100	34
Total	$3,163	$2,418	$1,725
As of December 31, 2013, there was $0.9 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 2.6 years. As of December 31, 2013, there was $2.3 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, which is expected to be recognized over the remaining weighted average vesting period of 1.8 years.
Valuation Assumptions

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free rate	0.89%	0.35%	0.98%
Expected dividend yield	—%	—%	—%
Expected volatility	50%	52%	57%
Expected term	3.8 years	3.1 years	3.4 years
Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended December 31, 2013, 2012 and 2011, the Company did not pay any cash dividends on its common stock and does not expect to pay cash dividends in the future.
The total grant date fair value of the restricted awards stock granted during the years ended December 31, 2013, 2012, and 2011 was approximately $3.7 million, $2.3 million, and $0.5 million, respectively, which will be recognized over the requisite service periods.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). The number of shares reserved under the ESPP increases annually by 1% of the total number of shares outstanding at the end of the prior year. As of December 31, 2013, the Company reserved 6.9 million shares of common stock for issuance under the ESPP plan and approximately 4.2 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or $25,000 worth of common stock in any one calendar year. During the years ended December 31, 2013, 2012 and 2011, 137,091, 186,275, and 198,490 shares were purchased at average per share prices of $1.60, $1.09 and $0.92, respectively.
Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2013, 2012, and 2011 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free rate	0.09%	0.09%	0.18%
Expected dividend yield	—%	—%	—%
Expected volatility	51%	55%	47%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

Note 11. Commitments and Contingencies
Leases and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through June 2017. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, including payments on leases accounted for under the Company’s restructuring plan and sublease income, as of December 31, 2013, are as follows:

Operating Leases
(In thousands)
Year ending December 31:
2014	$2,819
2015	1,262
2016	548
2017	271
$4,900
The Company has approximately $0.3 million in facility lease obligations which are included in accrued restructuring liabilities. Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2013, 2012, and 2011 was $2.4 million, $2.5 million, and $2.7 million, respectively.
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through 2017. During October 2013 the Company entered into a future minimum purchase commitment to acquire an additional enterprise infrastructure hardware of approximately $0.5 million and an annual support fee of approximately $0.7 million to be paid over the next three years. Future minimum purchase commitments under all agreements are as follows:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2014	$2,122
2015	644
2016	657
2017	$44
$3,467
Sales Tax Liabilities
The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During subsequent years, this liability was reduced through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability to $0.8 million in 2013, $0.8 million in 2012 and $1.4 million in 2011.

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

Note 12. Employee 401(k) Plan

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2013, 2012 and 2011, there have been no employer contributions under this plan.

Note 13. Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the years ended December 31, 2013, 2012 and 2011, the Company has excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss	$(12,312)	$(4,378)	$(3,008)
Denominator:
Basic and diluted net loss per common share - Weighted average shares outstanding	63,411,162	60,711,317	58,429,005
Basic and diluted net loss per common share	$(0.19)	$(0.07)	$(0.05)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	3,329,281	2,473,024	5,408,721
Restricted stock awards, including participating securities	2,615,705	1,819,261	1,106,293
Total	5,944,986	4,292,285	6,515,014
The weighted-average exercise price of options to purchase common stock excluded from the computation was $2.84, $3.59, and $2.59, for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 14. Segment and Geographic Information
The Company’s two reportable operating segments are: Mobility Services and iPass Unity Network Services (“iPass Unity” ). The Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The iPass Unity segment provides customers with Wi-Fi and Wide Area Network solutions. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenue, segment income or loss from operations before income taxes, excluding amortization of intangibles, and restructuring. The accounting policies of the reportable segments are substantially the same as those the Company uses for consolidated financial statements. All direct costs are allocated to the respective operating segments. In addition to direct costs, certain indirect costs are allocated to each operating segment including costs relating to shared services in management, finance, legal, human resources, facilities, and information technology. Indirect costs are allocated based on headcount, salaries and operating segment revenue.
The total operating costs and network access costs allocated to the reportable operating segments for the years ended December 31, 2013, 2012, and 2011, were $121.7 million, $129.4 million, and $144.5 million, respectively. Costs related to amortization of intangibles, and restructuring activities are not allocated to operating segments. By definition, operating segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and operating income (loss) for each reportable operating segment for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	Net Revenue	Total Segment Operating Income (Loss)
	(In thousands)
2013
Mobility Services	$77,868	$(11,113)
iPass Unity	33,247	556
Total Segment	$111,115	$(10,557)
2012
Mobility Services	$92,674	$(2,750)
iPass Unity	33,404	(542)
Total Segment	$126,078	$(3,292)
2011
Mobility Services	$110,808	$(2,013)
iPass Unity	29,953	(1,753)
Total Segment	$140,761	$(3,766)
Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported.
There were no material intersegment sales or transfers for the year ended December 31, 2013, 2012, and 2011, to arrive at net segment revenue.
Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total segment operating loss	$(10,557)	$(3,292)	$(3,766)
Amortization of intangibles	—	(169)	(239)
Restructuring	(653)	(26)	151
Certain state sales tax and other discrete items	10	8	1,375
Total operating loss	$(11,200)	$(3,479)	$(2,479)
Interest income (expenses), net	(18)	19	112
Foreign exchange losses	(507)	(288)	(479)
Other income (expenses), net	(18)	12	128
Total loss before income taxes	$(11,743)	$(3,736)	$(2,718)

The following table summarizes total Company revenue by country or by geographical region:

	For the Year Ended December 31,
	2013	2012	2011
United States	56%	57%	58%
EMEA	34%	32%	32%
Asia Pacific	9%	10%	9%
Rest of the world	1%	1%	1%
No individual country, except for the United States, accounted for 10% or more of total revenues for the years ended December 31, 2013, 2012, and 2011. Revenues in the United Kingdom accounted for 9% of total revenues in 2013, 2012

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2011. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2013, 2012, and 2011. International revenues are determined by the location of the customer’s headquarters.

Note 15. Subsequent Event
On February 12, 2014, the Company announced its engagement with an investment banker to explore opportunities to divest its iPass Unity business. No decision to sell iPass Unity has been made and the Company may ultimately conclude that it will not sell iPass Unity.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/S/ EVAN L. KAPLAN
Evan L. Kaplan President and Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2014

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Evan L. Kaplan and Karen Willem, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN L. KAPLAN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014
Evan L. Kaplan

/S/ KAREN WILLEM	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2014
Karen Willem

/S/ DARIN R. VICKERY	Vice President and Corporate Controller (Principal Accounting Officer)	March 11, 2014
Darin R. Vickery

/S/ JOHN D. BELETIC	Chairman and Director	March 11, 2014
John D. Beletic

/S/ PETER C. CLAPMAN	Director	March 11, 2014
Peter C. Clapman

/S/ GARY A. GRIFFITHS	Director	March 11, 2014
Gary A. Griffiths

/S/ ROBERT J. MAJTELES	Director	March 11, 2014
Robert J. Majteles

/S/ SAMUEL L. SCHWERIN	Director	March 11, 2014
Samuel L. Schwerin

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to (recovered from) Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2013	$1,173	$134	$297	$1,010
2012	1,605	(66)	366	1,173
2011	1,757	360	512	1,605

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(16)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(7)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation.(14)

3.4	Amended and Restated By-Laws.(2)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen stock certificate.(1)

10.1*	iPass Inc. 2003 Equity Incentive Plan.(10)

10.2*	Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan.(3)

10.3*	Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan.(6)

10.4*	Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan.(6)

10.5*	Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan.(6)

10.6*	iPass Inc. 2003 Non-Employee Directors Plan.(10)

10.7*	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan.(4)

10.8*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan.(4)

10.9*	iPass Inc. 2003 Employee Stock Purchase Plan and form of related agreements, as amended.(1)

10.10*	Outside Director Compensation Arrangement.(5)

10.11*	iPass Inc. Amended and Restated Executive Corporate Transaction and Severance Benefit Plan, as amended.(15)

10.12*	iPass Inc. Key Employee Corporate Transaction and Severance Benefit Plan.(11)

10.13*	iPass Inc. Severance Benefit Plan.(11)

10.14*	Employment Agreement, dated November 1, 2008, between Registrant and Evan L. Kaplan.(11)

10.15*	Amendment to the Employment Agreement, dated May 28, 2009, between Registrant and Evan L. Kaplan(13)

10.16*	Amendment to the Employment Agreement, dated February 15, 2012, between Registrant and Evan L. Kaplan.(9)

10.17*	Offer Letter with Christophe Culine dated June 14, 2011.(8)

10.18*	2013 Executive Management Bonus Plan. (17)

10.19*	Form of Indemnity Agreement.(1)

10.20	Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended).(1)

10.21	OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto.(3)

10.22	Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc.(3)

10.23*	2012 Annual Executive Management Bonus Plan.(12)

Exhibit Number	Description of Document

10.24	Offer Letter with Karen Willem dated June 7, 2013.(18)

10.25	Offer Letter with June Bower dated November 6, 2013.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement of Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934.

(1)	Previously filed as the like-described exhibit to our Registration Statement Form S-1, as amended (SEC File No. 333-102715), filed on January 24, 2003, and incorporated by reference herein.

(2)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.

(3)	Previously filed as the like-described exhibit to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.

(4)	Previously filed as the like-described exhibit to our Form 10-K (SEC File No. 000-50327), filed on March 29, 2007, and incorporated by reference herein.

(5)
Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50327), filed on April 23, 2013, and incorporated by reference herein.

(6)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.

(7)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on August 7, 2009, and incorporated by reference herein.

(8)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on August 8, 2011, and incorporated by reference herein.

(9)	Filed as Exhibit 10.16 to our Form 10-K, filed March 7, 2012 (SEC File No. 000-50327), and incorporated herein by reference.

(10)	Previously filed as an appendix to our Proxy Statement (SEC File No. 000-50327), filed on July 14, 2009, and incorporated by reference herein.

(11)	Previously filed as the like-described exhibit to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.

(12)	Previously described in our Form 8-K (SEC File No. 000-50327), filed on February 28, 2012, which description is incorporated by reference herein.

(13)	Previously described in our Form 8-K (SEC File No. 000-50327), filed on June 1, 2009, which description is incorporated by reference herein.

(14)	Previously filed as the like-described exhibit to our Form 8-K (SEC File No. 000-50327), filed on February 3, 2010, and incorporated by reference herein.

(15)	Previously filed as the like-described exhibit to our Form 8-K (SEC File No. 000-50327), filed on July 6, 2011, and incorporated by reference herein.

(16)	Previously filed as the like-described exhibit to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.

(17)	Described in Item 5.02 of our Form 8-K filed on March 20, 2013 (Registration No. 000-50327), which description is incorporated by reference herein.

(18)	Previously filed as the like-described exhibit to our Form 10-Q SEC File No. 000-50327), filed on August 8, 2013, and incorporated by reference herein.