Form 10-Q
period 2014-03-31
IPASS INC
filed 2014-05-08
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2014 was 64,429,094.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,089	$24,017
Accounts receivable, net of allowance for doubtful accounts of $850 and $1,010, respectively	14,269	15,297
Prepaid expenses and other current assets	3,808	4,329
Total current assets	38,166	43,643
Property and equipment, net	8,215	8,442
Other assets	2,800	2,831
Total assets	$49,181	$54,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,450	$9,334
Accrued liabilities	9,915	9,100
Deferred revenue, short-term	2,900	3,212
Total current liabilities	21,265	21,646
Deferred revenue, long-term	2,044	2,191
Vendor financed property and equipment	1,367	1,586
Other long-term liabilities	189	251
Total liabilities	$24,865	$25,674
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	218,726	218,103
Accumulated deficit	(194,475)	(188,926)
Total stockholders’ equity	24,316	29,242
Total liabilities and stockholders’ equity	$49,181	$54,916
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$25,340	$29,629
Cost of revenues and operating expenses:
Network access costs	11,853	12,757
Network operations	5,417	4,841
Research and development	3,385	3,614
Sales and marketing	4,952	4,917
General and administrative	5,042	6,179
Restructuring charges and related adjustments	14	600
Total cost of revenue and operating expenses	30,663	32,908
Operating loss	(5,323)	(3,279)
Interest income (expense), net	(33)	4
Foreign exchange losses	(71)	(73)
Loss before income taxes	(5,427)	(3,348)
Provision for income taxes	122	27
Net loss	$(5,549)	$(3,375)
Comprehensive loss	$(5,549)	$(3,375)
Basic and diluted net loss per share	$(0.09)	$(0.05)
Number of shares used in per share calculations:
Basic and diluted	64,421,563	61,892,975
See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,549)	$(3,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	587	750
Depreciation and amortization	803	624
Deferred income taxes	(6)	—
Provision for (recovery of) doubtful accounts	(68)	(42)
Changes in operating assets and liabilities:
Accounts receivable	1,096	(3,981)
Prepaid expenses and other current assets	527	421
Other assets	31	286
Accounts payable	(935)	2,041
Accrued liabilities	792	1,675
Deferred revenue	(459)	(318)
Other liabilities	(63)	(55)
Net cash used in operating activities	(3,244)	(1,974)
Cash flows from investing activities:
Purchases of property and equipment	(457)	(568)
Net cash used in investing activities	(457)	(568)
Cash flows from financing activities:
Proceeds from issuance of common stock	36	530
Principal payments for vendor financed property and equipment	(263)	—
Net cash provided by (used in) financing activities	(227)	530
Net decrease in cash and cash equivalents	(3,928)	(2,012)
Cash and cash equivalents at beginning of period	24,017	26,822
Cash and cash equivalents at end of period	$20,089	$24,810
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$47	$44
Accrued amounts for acquisition of property and equipment	$217	$296
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The condensed consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The condensed consolidated financial statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Financial Statements for December 31, 2013, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results that the Company experiences may differ materially from those estimates. Estimates are used for, but not limited to, the valuation of accounts receivables, other long-lived assets, network access costs, stock-based compensation, legal contingencies, and income taxes.
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

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at March 31, 2014, and December 31, 2013, respectively:

	As of March 31, 2014				As of December 31, 2013
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$16,304	$—	$—	$16,304	$18,304	$—	$—	$18,304
Total financial assets	$16,304	$—	$—	$16,304	$18,304	$—	$—	$18,304

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 from December 31, 2013, through March 31, 2014. As of March 31, 2014, and December 31, 2013, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Equipment	$15,279	$15,134
Furniture and fixtures	2,112	2,110
Computer software	12,289	12,279
Construction in progress	749	749
Leasehold improvements	1,252	1,252
	31,681	31,524
Less: Accumulated depreciation and amortization	(23,466)	(23,082)
Property and equipment, net	$8,215	$8,442
Depreciation expense was approximately $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company retired approximately $0.4 million and $0.2 million, respectively, of gross property and equipment, nearly all of which were fully depreciated.

During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. As of March 31, 2014, the Company held approximately $1.8 million and $0.8 million in computer software and construction in progress, respectively.

Note 4. Other Assets
Other assets consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred installation costs and other long-term assets	1,633	1,677
Deposits	821	808
Long-term deferred tax assets, net	96	96
Restricted cash	250	250
	$2,800	$2,831

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Tax liabilities	$2,044	$2,102
Accrued restructuring liabilities – current(1)	200	200
Accrued bonus, commissions and other employee benefits	3,154	2,395
Accrued for vendor financed property and equipment (2)	717	746
Amounts due to customers	1,094	1,059
Other accrued liabilities	2,706	2,598
	$9,915	$9,100

(1)	See Note 6. Accrued Restructuring.

(2)	See Note 7. Vendor Financed Property and Equipment.

Note 6. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of March 31, 2014, the Company had remaining lease payments of approximately $0.3 million, which were recorded at fair value at the time of restructuring plan was announced. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine the Level 3 fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.
During the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. As of March 31, 2014, the Company had completed the majority of cash payments.
The following is a rollforward of restructuring liability for the Q1 2013 and 2009 Plans:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$317	$483
Restructuring charges and related adjustments	14	600
Payments and adjustments	(81)	(266)
Ending balance	$250	$817

As of March 31, 2014, approximately $0.2 million of the restructuring liability is included in accrued liabilities, and the remaining restructuring liability of approximately $0.1 million is included in other long-term liabilities.

Note 7. Vendor Financed Property and Equipment
In October, 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through the vendor and is to be paid over three years. The total purchase financed by the vendor was approximately $2.6 million. Since the inception, the Company made approximately $0.5 million of principal payments, and as of March 31, 2014, approximately $0.7 million and $1.4 million were recorded to accrued liabilities and vendor financed property and equipment, respectively, based on the payment terms. The Company expects to pay $0.5 million, $0.9 million and $0.7 million in the last nine months of 2014, and in 2015, and 2016, respectively.

As of March 31, 2014, $1.4 million of vendor financed property and equipment is recorded at cost, which approximates a Level 3 fair value, and is included as long-term liabilities in the Company’s consolidated balance sheet. The Company made assumptions in determining the fair value of the vendor financed property and equipment long-term liability. The discounted cash flow valuation technique was used to determine the Level 3 fair value including inputs such as the future payment schedule and a market discount rate.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through June 2017. Future minimum lease payments under these operating leases, including approximately $0.3 million of future payments on leases accounted for under the Company’s restructuring plans, as of March 31, 2014, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2014	$2,229
2015	1,370
2016	549
2017	271
$4,419
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through April 2017. In addition, the Company has a future minimum purchase commitment to acquire an additional enterprise infrastructure hardware of approximately $0.5 million and an annual support fee of approximately $0.6 million to be paid over the next three years. Future minimum purchase commitments as of March 31, 2014 under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2014	$3,399
2015	2,013
2016	706
2017	44
$6,162
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

Note 9. Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-

based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three months ended March 31, 2014, and 2013, the Company has excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(5,549)	$(3,375)
Denominator:
Basic and diluted net loss per common share – Weighted average shares outstanding	64,421,563	61,892,975
Basic and diluted net loss per common share	$(0.09)	$(0.05)
The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	4,375,367	2,676,252
Restricted stock awards, including participating securities	2,807,153	1,822,692
Total	7,182,520	4,498,944

Note 10. Segment and Geographical Information
The Company’s two reportable operating segments are Mobility Services and iPass Unity Network Services (“iPass Unity”). The Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The iPass Unity segment provides customers with Wi-Fi and Wide Area Network solutions. The Company’s Chief Operating Decision Maker (the “CODM”) is the Company’s President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenue, segment income or loss from operations before income taxes, excluding amortization of intangibles, and restructuring. The accounting policies of the reportable operating segments are substantially the same as those the Company uses for its condensed consolidated financial statements. All direct costs are allocated to the respective operating segments. In addition to direct costs, certain indirect costs are allocated to each operating segment including costs relating to shared services in management, finance, legal, human resources, facilities, and information technology. Indirect costs are allocated based on headcount, salaries and operating segment revenue.
The total pool of operating costs and network access costs allocated to the reportable operating segments for the three months ended March 31, 2014 and 2013 were $30.6 million and $32.3 million, respectively. Costs related to amortization of intangibles and restructuring activities are not allocated to operating segments. By definition, operating segment operating income (loss) also excludes interest income, foreign exchange gains and losses, and income taxes.
On February 12, 2014, the Company announced its engagement with an investment banker to explore opportunities to divest its iPass Unity business. No decision to sell iPass Unity has been made, and the Company may ultimately conclude that it will not sell iPass Unity.
Revenue and operating loss for each reportable operating segment for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	Net Revenue	Total Segment Operating Loss
	(In thousands)
2014
Mobility Services	$17,675	$(5,161)
iPass Unity	7,665	(148)
Total Segment	$25,340	$(5,309)
2013
Mobility Services	$20,951	$(2,535)
iPass Unity	8,678	(154)
Total Segment	$29,629	$(2,689)
Substantially all of the Company’s long-lived assets are located in the United States. The CODM does not evaluate operating segments using discrete asset information. Accordingly, no segment assets have been reported. There were no material intersegment sales or transfers for the three months ended March 31, 2014 and 2013, to arrive at net segment revenue.
Reconciliations of total segment operating loss to total operating loss and total loss before income taxes for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total segment operating loss	$(5,309)	$(2,689)
Restructuring charges and related adjustments	(14)	(600)
Certain state sales tax and federal tax items	—	10
Total operating loss	(5,323)	(3,279)
Interest income	(33)	4
Foreign exchange losses, net	(71)	(73)
Total loss before income taxes	$(5,427)	$(3,348)
The following table summarizes total Company revenue by country or by geographical region:

	Three Months Ended March 31,
	2014	2013
United States	55%	56%
EMEA	32%	33%
Asia Pacific	12%	10%
Rest of the World	1%	1%
No individual country, except for the United States, represented 10% or more of total revenue for the three months ended March 31, 2014. No individual country, except for the United States and United Kingdom, represented 10% or more of total revenue for the three months ended March 31, 2013. No individual customer represented 10% or more of total revenue for the three months ended March 31, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2014, and March 31, 2013

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity
The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “will,” “anticipate,” “intend,” “believe,” “estimate,” “potential,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with 155 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four party global authentication, clearing and settlement of Wi-Fi users for our partners and customers.
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of 2.7 million hotspots in over 120 countries and territories, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, small business locations and community access points. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.
Business Portfolio and Our Strategy
Our business consists of two operating segments: (i) Mobility Services; and (ii) iPass Unity Network Services (“iPass Unity,” formerly referred to as Managed Network Services). Our Mobility Services segment comprises two service offerings: (1) our Open Mobile Enterprise Services; and (2) our Open Mobile Exchange.
Mobility Services (Collectively referred to as Open Mobile or “OM”):
We provide iPass Open Mobile Enterprise Services ("iPass OME" or "OME") to large enterprises to deliver enhanced network mobility services, addressing large enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. Our growth strategy for OME consists of focusing on increased penetration in existing customers, new customer acquisition via increased brand awareness, and continued optimization of the end user experience on our OM platform. We also provide our iPass Open Mobile Exchange services ("iPass OMX" or "OMX") to global telecommunications carriers and service providers to extend and enhance their core mobility and internet offerings by integrating our Open Mobile Platform technology and our worldwide Wi-Fi Network with their offerings, to allow them to seamlessly connect their customers and subscribers to preferred global Wi-Fi networks. We continue to focus on adding new channels as customers to further grow our OMX services.
iPass Unity
iPass Unity is focused on delivering high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries, including retail, financial services, and healthcare. We announced on February 12, 2014, that we are exploring a potential sale or other strategic alternative for the Unity business. No decision to sell Unity has been made and we may ultimately conclude that we will not sell Unity.
For a detailed discussion regarding our business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Significant Trends and Events
The following describes significant trends and events of our business during the first quarter of 2014:

Continued Focus on our Open Mobile Business
We continued to show solid progress against two key metrics for our OM business: (i) the number of active Open Mobile Platform users; and (ii) the number of Open Mobile Wi-Fi Network users. We grew our Open Mobile Platform users from 444,000 for the first quarter of 2013 and 622,000 for the fourth quarter of 2013 to 681,000 for the first quarter of 2014. In addition, we grew our Open Mobile Wi-Fi Network users from 46,000 for the first quarter of 2013 and 67,000 for the fourth quarter of 2013 to 71,000 for the first quarter of 2014. Our Open Mobile growth has been driven by a combination of legacy platform customer migrations, migrated customer user and usage ramps, and new customer acquisition. We also continue to develop our OMX business. Total OMX revenue grew by 6% sequentially from Q4 2013 and by 126% from Q1 2013. In addition, we expect to narrow the focus to our OM business as a whole and view the OME and OMX businesses together. We are focused on growing Open Mobile revenues based on our ability to grow Open Mobile platform and Wi-Fi network users, especially through the continued deployment of our Open Mobile platform on smartphone and tablet devices. See “Key Operating Metrics” below for a full discussion of our user metrics.
Continued Decline in our Legacy Revenues
We define our legacy revenue to include Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall. Legacy revenue declined from $10.5 million for the three months ending March 31, 2013, to $4.1 million for the three months ending March 31, 2014, a decline of 61%. We expect our legacy revenue to represent a declining percentage of our total Mobility revenue during the remainder of 2014 as customers migrate or terminate iPC contracts.

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

The following table summarizes the number of active users of iPass OME services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Wi-Fi Network Users	71	67	59	56	46
Active Platform Users:	681	622	574	517	444

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric to determine a portion of our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for interest income, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, and certain state sales and federal tax charges. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA	$(3,990)	$(1,388)
Interest income (expense)	(33)	4
Income tax expense	(122)	(27)
Depreciation of property and equipment	(803)	(624)
Stock-based compensation	(587)	(750)
Restructuring charges and related adjustments	(14)	(600)
Certain state sales and federal tax items	—	10
GAAP Net loss	$(5,549)	$(3,375)

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, except that, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, then the unrecognized tax benefit should be presented as a liability.  ASU No. 2013-11 is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2013. The adoption of ASU No. 2013-11 has not had a material impact on the Company’s financial position or results of operations.

Results of Operations
Sources of Revenues
From a broad perspective, we report and analyze revenue under two primary offerings reflecting our operating segments: Mobility Services and iPass Unity. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.
Open Mobile generated revenues include:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Active Open Mobile monetized platform users and other fees specific to providing additional value add services to Open Mobile customers.

•	Open Mobile Exchange—Revenues generated from our OMX customers.
Legacy generated revenues include Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.

	Three Months Ended March 31, (in thousands)
	2014	2013
Mobility Services	$17,675	$20,951
Segment Operating Loss	(5,161)	(2,535)
Open Mobile	13,577	10,505
Open Mobile Enterprise	12,785	10,155
Network	8,749	6,154
Platform	4,036	4,001
Open Mobile Exchange	792	350
Legacy iPC	4,098	10,446
iPass Unity Network Services	7,665	8,678
Segment Operating Income (Loss)	(148)	(154)
Total Revenue	25,340	29,629
Mobility Services Revenue

For the three months ended March 31, 2014 compared to 2013, Mobility Service revenue decreased $3.3 million or 16% compared to the same period in 2013 as the decrease in legacy iPC revenue of $6.3 million outpaced the increase in Open Mobile ("OM") revenue of $3.1 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to migration of Legacy iPC customers and growth of OM network and active platform users.
Mobility Services Operating Loss
For the three months ended March 31, 2014, Mobility Services operating loss increased by $2.6 million compared to the same period in 2013, primarily due to lower gross profit of approximately $3.1 million, mainly driven by the decrease in legacy revenues. These lower gross profits were partially offset by a decrease in operating expense, after adjusting restructuring activities that are not allocated to operating segments, of approximately $0.5 million due to ongoing cost management efforts.
iPass Unity Network Services Revenue
For the three months ended March 31, 2014, iPass Unity revenue decreased by $1.0 million or 12% compared to the same period in 2013, primarily due to a decrease of 9% in installed base resulting from customer churn, including the termination of the last remaining Unity teleworker customer.
Network Gross Margin

We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as Mobility Services Network revenue plus iPass Unity revenue less network access costs divided by Mobility Services Network revenue plus iPass Unity revenue.

	Three Months Ended March 31,
	2014	2013
Network Gross Margin (%)	40.9%	44.3%
For the three months ending March 31, 2014, compared to the same period in 2013, network gross margin decreased by 3.4 percentage points, primarily due to decreases in higher margin revenue streams such as monthly minimum commitment revenue, and higher usage by customers on flat rate price plans which decreases were not offset fully by decreases in network access costs.
Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Network access costs	$11,853	12,757
As a percentage of total revenue	46.8%	43.1%
For the three months ended March 31, 2014, compared to the same period in 2013, network access costs decreased approximately $0.9 million or 7% primarily due to a decrease in Unity NAC of $0.7 million as a result of the lower installed base resulting from customer churn, including termination of the last Unity teleworker customer, and lower usage on legacy Dial-up and 3G networks.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, costs of 3G data cards and allocated overhead costs.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Network operations expense	$5,417	$4,841
As a percentage of total revenue	21.4%	16.3%
Network operations expense for the three months ended March 31, 2014, increased by approximately $0.6 million or 12% compared to the same period in 2013, primarily due to higher headcount-related cost of $0.3 million, and an increase in depreciation and facility related expenses of $0.3 million as we have invested to refresh our technology infrastructure.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Research and development expenses	$3,385	$3,614
As a percentage of total revenue	13.4%	12.2%
For the three months ended March 31, 2014, research and development expense decreased by approximately $0.2 million or 6% compared to the same period in 2013, mainly due to the decrease in headcount expense of $0.2 million as our OM platform has reached increasing product maturity.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Sales and marketing expenses	$4,952	$4,917
As a percentage of total revenue	19.5%	16.6%
Sales and marketing expenses were relatively consistent for the three months ended March 31, 2014, compared to the same period in 2013, as additional investment in marketing has been offset by lower sales expenses.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except percentages)
General and administrative expenses	$5,042	$6,179
As a percent of total revenue	19.9%	20.9%
General and administrative expenses for the three months ended March 31, 2014, decreased by approximately $1.1 million or 18% compared to the same period in 2013, primarily due to a decrease in headcount-related cost of $0.7 million associated with ongoing cost management initiatives, and a lower consulting expense of $0.4 million mainly due to spend in 2013 related to post go-live support for our new ERP system.
Restructuring Charges

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

We incurred a restructuring charge of approximately $14,000 for the three months ending March 31, 2014, compared to the restructuring charge of $0.6 million for the same period in 2013. These activities were related to our Q1 2013 and 2009 Plans.
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
For the three months ended March 31, 2014 and 2013, we did not enter into any hedging contracts. Foreign exchange losses for each of the three months ended March 31, 2014 and 2013, were approximately $0.1 million.

Provision for Income Taxes
Income tax expense for the three months ended March 31, 2014 and 2013 was approximately $0.1 million and less than $0.1 million, respectively. The income tax expense recorded in the three months ended March 31, 2014 and 2013, primarily related to foreign taxes on expected profits in the foreign jurisdictions.

Liquidity and Capital Resources
We had cash and cash equivalents of $20.1 million at March 31, 2014, compared to $24.0 million at December 31, 2013.

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash Flows
Net cash used in operating activities	$(3,244)	$(1,974)
Net cash used in investing activities	(457)	(568)
Net cash provided by (used in) financing activities	(227)	530
Net decrease in cash and cash equivalents	$(3,928)	$(2,012)
Operating Activities
Net cash used in operating activities was $3.2 million for the three months ended March 31, 2014, compared to net cash used in operating activities of $2.0 million for the same period in 2013, mainly due to an increase in net loss and as a result of changes in working capital due to timing of payments.
Investing Activities
Net cash used in investing activities was relatively consistent for the three months ended March 31, 2014, compared to the same period in 2013.
Financing Activities
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $0.5 million for the same period in 2013, mainly due to approximately $0.3 million of principal payments for vendor financed property and equipment during the first quarter of 2014, and a decrease in the proceeds from the exercise of stock options.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2014, and December 31, 2013, was $0.5 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three months ended March 31, 2014, was for network access costs, payroll related expenses and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of March 31, 2014:

	Total	Less Than 1 Year	1-3 Years
	(In thousands)
Operating Lease Obligations	$4,419	$2,991	$1,428
Other Purchase Commitments(1)	6,162	3,887	2,275
Total Contractual Obligations	$10,581	$6,878	$3,703

(1)	See Note 8. Commitments and Contingencies.
For information on our contractual commitments at December 31, 2013, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013. Contractual obligations at December 31, 2013, were $8.4 million.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2014, and December 31, 2013, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2014, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of March 31, 2014, we had cash and cash equivalents of $20.1 million, restricted cash of $0.3 million and no short-term investments. As of December 31, 2013, we had cash and cash equivalents of $24.0 million, restricted cash of $0.3 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of iPass conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014, have not substantively changed.

Item 6. Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 8, 2014	/s/ KAREN WILLEM
Karen Willem
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.

(4)	Filed as Exhibit 3.4 to our Form 10-Q, filed November 7, 2013, (Registration No. 000-50327), and incorporated herein by reference.

(5)	Filed as Exhibit 4.2 to our Form S-1/A, filed July 1, 2003 (Registration No. 333-102715), and incorporated herein by reference.