Form 10-Q
period 2014-06-30
IPASS INC
filed 2014-08-11
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2014 was 64,506,482.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,670	$24,017
Accounts receivable, net of allowance for doubtful accounts of $597 and $1,010, respectively	14,071	15,297
Prepaid expenses and other current assets	3,181	4,329
Total current assets	58,922	43,643
Property and equipment, net	7,429	8,442
Other assets	1,041	2,831
Total assets	$67,392	$54,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,484	$9,334
Accrued liabilities	10,620	9,100
Deferred revenue, short-term	302	3,212
Total current liabilities	19,406	21,646
Deferred revenue, long-term	2	2,191
Vendor financed property and equipment	1,411	1,586
Other long-term liabilities	877	251
Total liabilities	$21,696	$25,674
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	219,229	218,103
Accumulated deficit	(173,598)	(188,926)
Total stockholders’ equity	45,696	29,242
Total liabilities and stockholders’ equity	$67,392	$54,916
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$17,762	$20,288	$35,399	$41,197
Cost of revenues and operating expenses:
Network access costs	7,671	7,445	14,878	14,850
Network operations	3,336	3,075	7,053	6,117
Research and development	2,877	3,414	6,261	7,028
Sales and marketing	4,212	3,848	8,777	8,241
General and administrative	4,230	4,998	9,001	10,921
Restructuring charges and related adjustments	16	26	30	626
Total cost of revenue and operating expenses	22,342	22,806	46,000	47,783
Operating loss	(4,580)	(2,518)	(10,601)	(6,586)
Interest income (expense), net	(33)	3	(66)	7
Foreign exchange losses	(106)	(114)	(177)	(187)
Loss from continuing operations before income taxes	(4,719)	(2,629)	(10,844)	(6,766)
Benefit from income taxes	4,004	417	4,183	683
Net loss from continuing operations	$(715)	$(2,212)	$(6,661)	$(6,083)
Net income from discontinued operations (Note 11)	$21,592	$626	$21,989	$1,122
Total net income (loss)	$20,877	$(1,586)	$15,328	$(4,961)
Total comprehensive net income (loss)	$20,877	$(1,586)	$15,328	$(4,961)

Income (loss) per share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.04)	$(0.10)	$(0.10)
Income from discontinued operations	$0.33	$0.01	$0.34	$0.02
Net income (loss) per share	$0.32	$(0.03)	$0.24	$(0.08)

Weighted average shares outstanding - basic and diluted	64,389,365	63,381,344	64,405,375	62,639,498

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$15,328	$(4,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(25,014)	—
Stock-based compensation	978	1,586
Depreciation and amortization	1,727	1,255
Deferred income taxes	(6)	—
Loss on disposal of property and equipment	—	2
Provision for (recovery of) doubtful accounts	(113)	34
Changes in operating assets and liabilities:
Accounts receivable	(1,249)	(835)
Prepaid expenses and other current assets	724	(56)
Other assets	—	494
Accounts payable	(446)	1,312
Accrued liabilities	(34)	432
Deferred revenue	(577)	(624)
Other liabilities	485	(111)
Net cash used in operating activities	(8,197)	(1,472)
Cash flows from investing activities:
Purchases of property and equipment	(886)	(1,246)
Proceeds from sale of discontinued operations	26,750	—
Change in restricted cash	100	—
Net cash provided by (used in) investing activities	25,964	(1,246)
Cash flows from financing activities:
Proceeds from issuance of common stock	149	912
Principal payments for vendor financed property and equipment	(263)	—
Net cash provided by (used in) financing activities	(114)	912
Net increase (decrease) in cash and cash equivalents	17,653	(1,806)
Cash and cash equivalents at beginning of period	24,017	26,822
Cash and cash equivalents at end of period	$41,670	$25,016
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$121	$150
Accrued amounts for acquisition of property and equipment	$64	$26
Vendor financing of property and equipment	$501	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Financial Statements as of and for December 31, 2013, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company reports comprehensive income (loss) in a single continuous financial statement within the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company’s comprehensive income (loss) is equivalent to its net income (loss) because the Company does not have any transactions that are recorded through other comprehensive income (loss).
The Condensed Consolidated Statements of Comprehensive Income (Loss) have been reclassified for all periods presented to reflect discontinued operations treatment. (Refer to Note 11 for discussion related to Divestiture of Business Segment).
Recent Accounting Pronouncements
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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at June 30, 2014, and December 31, 2013, respectively:

	As of June 30, 2014				As of December 31, 2013
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$12,305	$—	$—	$12,305	$18,304	$—	$—	$18,304
Total financial assets	$12,305	$—	$—	$12,305	$18,304	$—	$—	$18,304

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2013, through June 30, 2014. As of June 30, 2014, and December 31, 2013, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Equipment	$15,472	$15,134
Furniture and fixtures	1,923	2,110
Computer software	10,882	12,279
Construction in progress	112	749
Leasehold improvements	942	1,252
	29,331	31,524
Less: Accumulated depreciation and amortization	(21,902)	(23,082)
Property and equipment, net	$7,429	$8,442
Depreciation expense for continuing operations was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2014, respectively. Depreciation expense for discontinued operations was less than $0.1 million for each of the three and six months ended June 30, 2014.
Depreciation expense for continuing operations was approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2013, respectively. Depreciation expense for discontinued operations was less than $0.1 million for each of the three and six months ended June 30, 2013.
During the three months and six months ended June 30, 2014, the Company retired approximately $0.9 million and $1.3 million, respectively, of gross property and equipment related to continuing operations, nearly all of which were fully depreciated. In connection with the sale of discontinued operations, the Company sold approximately $2.0 million of gross property and equipment related to the discontinued operations.

During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. During April 2014, the Company acquired approximately $0.5 million of additional enterprise infrastructure hardware. As of June 30, 2014, the Company held approximately $3.1 million of this enterprise database software and infrastructure hardware in computer software and equipment.

Note 4. Other Assets (Non-Current)
Other assets consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred installation costs and other long-term assets	—	1,677
Deposits	795	808
Long-term deferred tax assets, net	96	96
Restricted cash	150	250
	$1,041	$2,831

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Tax liabilities	$1,500	$2,102
Accrued restructuring liabilities – current (1)	161	200
Accrued bonus, commissions and other employee benefits	3,262	2,395
Accrued for vendor financed property and equipment (2)	1,159	746
Amounts due to customers	1,189	1,059
Other accrued liabilities (3)	3,349	2,598
	$10,620	$9,100

(1)	See Note 6 "Accrued Restructuring"

(2)	See Note 7 "Vendor Financed Property and Equipment"

(3)	Includes approximately $2.2 million of transaction costs associated with the sale of discontinued operations (see Note 11 "Divestiture of Business Segment")

Note 6. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of June 30, 2014, the Company had remaining lease payments of approximately $0.2 million, which were recorded at fair value at the time of restructuring plan was announced. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine the Level 3 fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.
During the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. As of June 30, 2014, the Company had completed the majority of cash payments.
The following is a rollforward of restructuring liability for the Q1 2013 and 2009 Plans:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$250	$817
Restructuring charges and related adjustments	16	26
Payments and adjustments	(85)	(395)
Ending balance	$181	$448

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance	317	483
Restructuring charges and related adjustments	30	626
Payments and adjustments	(166)	(661)
Ending balance	181	448

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through the vendor and is to be paid over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is to be paid over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $0.5 million of principal payments, and as of June 30, 2014, approximately $1.2 million and $1.4 million were recorded to accrued liabilities and vendor financed property and equipment, respectively, based on the payment terms. The Company expects to pay principal payments of $0.6 million, $1.1 million and $0.9 million in the last six months of 2014, and in 2015, and 2016, respectively.
As of June 30, 2014, $1.4 million of vendor financed property and equipment is recorded at cost, which approximates a Level 3 fair value, and is included as long-term liabilities in the Company’s consolidated balance sheet. The Company made assumptions in determining the fair value of the vendor financed property and equipment long-term liability. The discounted cash flow valuation technique was used to determine the Level 3 fair value including inputs such as the future payment schedule and a market discount rate.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through June 2017. Future minimum lease payments under these operating leases, including approximately $0.2 million of future payments on leases accounted for under the Company’s restructuring plans, as of June 30, 2014, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2014	$1,383
2015	1,160
2016	328
2017	159
$3,030
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through April 2017. In addition, the Company has a future minimum purchase commitment of approximately $0.7 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next three years. Future minimum purchase commitments as of June 30, 2014, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2014	$3,439
2015	3,481
2016	477
2017	44
$7,441
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

Note 9. Calculation of Net (Loss) Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted average number of diluted shares outstanding. Unvested participating securities that vest based on service are included in the weighted daily average number of shares outstanding used in the calculation of basic net income or loss per share.

When an entity has a loss from continuing operations, including potential shares in the denominator of diluted per-share computations for continuing operations will generally be antidilutive, even if the entity has net income after adjusting for discontinued operations. That is, including potential shares in the denominator of the earnings per share calculation for a loss-making entity will generally decrease the loss per share and, therefore those shares should be excluded from calculations of diluted earnings per share. Accordingly, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net income (loss) per share.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)
Numerator:
Net loss from continuing operations	$(715)	$(2,212)	$(6,661)	$(6,083)
Net income from discontinued operations	$21,592	$626	$21,989	1,122
Net income (loss)	20,877	(1,586)	15,328	(4,961)

Denominator:
Weighted average shares outstanding - basic and diluted	64,389,365	63,381,344	64,405,375	62,639,498

Income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.04)	$(0.10)	$(0.10)
Income from discontinued operations	$0.33	$0.01	$0.34	$0.02
Net income (loss) per share	$0.32	$(0.03)	$0.24	$(0.08)
The following weighted average potential shares of common stock have been excluded from the computation of diluted net (loss) income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	5,048,438	3,582,062	4,612,331	3,099,021
Restricted stock awards, including participating securities	2,621,546	2,746,970	2,713,837	2,287,382
Total	7,669,984	6,329,032	7,326,168	5,386,403

Note 10. Segment and Geographical Information
The Company had two reportable operating segments, Mobility Services and iPass Unity Network Services (“Unity”). The Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The iPass Unity segment provided customers with Wi-Fi and Wide Area Network solutions.
On June 30, 2014 the Company entered into an agreement and completed the sale of its Unity business segment, which is reported in this filing as discontinued operations. Therefore, the Company currently has a single reportable operating segment, Mobility Services, and geographical information is shown below.
The following table summarizes total Company revenue by country or by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	34%	38%	35%	38%
EMEA	49%	46%	47%	46%
Asia Pacific	15%	14%	16%	14%
Rest of the World	2%	2%	2%	2%
No individual country, except for the United States, United Kingdom, and Germany, represented 10% or more of total revenue for the three months and six months ended June 30, 2014 and 2013.
No individual customer represented 10% or more of total revenue for the three months and six months ended June 30, 2014 and 2013.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Divestiture of Business Segment

On June 30, 2014 the Company entered into an agreement and completed the sale of its Unity business segment for gross cash proceeds of approximately $28.2 million, subject to a final working capital adjustment, and accrued approximately $2.2 million of transaction costs to be paid in the third quarter of 2014. The Company recorded a gain on sale of approximately $25.0 million. The gross cash proceeds included $1.4 million that was placed into an escrow account to cover any contingent claims made by the buyer against iPass through June 30, 2015 and is recorded in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets. In accordance with ASC 205-20, the results of operations for the Unity business segment through June 30, 2014, and for all applicable prior periods, are reported as discontinued operations.  The Company did not have any assets held for sale as of June 30, 2014 or December 31, 2013.

Concurrent with the sale of its Unity business segment, iPass and the buyer entered into a transition services agreement pursuant to which each of the parties will provide certain transitional, administrative, and support services to the other party for a period up to six months, which may be extended upon mutual agreement. Such services provided to the buyer by iPass will be recorded as contra-expense since the Company will be reimbursed for the service cost incurred. Activity associated with transitional service is not considered significant relative to the condensed consolidated financial statements of the Company.

Income tax expenses was recorded in discontinued operations for the three months ended June 30, 2014 and 2013 of approximately $4.2 million and $0.4 million, respectively. Income tax expense was recorded for the six months ended June 30, 2014 and 2013, of approximately $4.5 million and $0.7 million, respectively. This primarily reflects tax expense on discontinued operations with an offsetting benefit in continuing operations of $4.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively and $4.4 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. The $4.1 million and $4.4 million of tax benefits represent the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the unity business.

The following table presents the revenues and components of discontinued operations, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	7,755	8,377	15,458	17,097
Income from discontinued operations before income taxes	809	1,002	1,506	1,791
Gain on sale of discontinued operations before income taxes	25,014	—	25,014	—
Provision for income taxes	(4,231)	(376)	(4,531)	(669)
Income from discontinued operations, net of tax	$21,592	$626	$21,989	$1,122

The table above excludes certain shared overhead costs and transfer pricing adjustments that were previously allocated to the Unity business segment in the historical iPass consolidated financial statements that were filed with the Securities and Exchange Commission ("SEC"). The provisions for income taxes primarily reflect tax expense on discontinued operations including the gain on sale, which is mostly offset by benefit in continuing operations.

Note 12. Subsequent Event

On August 11, 2014, the Company announced a plan to re-align its cost structure as a result of the divestiture of the Unity business.  As a result of the sale, certain overhead and administration costs are no longer required for the continuing operations.  iPass expects to reduce its current workforce by approximately 7%, eliminate recruiting for certain existing open positions, and record in the aggregate, approximately $0.9 million of restructuring charges during the third quarter of 2014, including consolidation of certain existing leased facilities.

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

We announced on July 1, 2014, that we signed and closed the sale of our Unity Managed Network Services business unit ("Unity business") on June 30, 2014. Our second quarter 2014 results of operations and all prior comparative periods are recasted to reflect the Unity business as a discontinued operation, and our MD&A will focus primarily on our continuing operations starting with this quarter.
This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and six months ended June 30, 2014, and June 30, 2013

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity
The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “will,” “anticipate,” “intend,” “believe,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of more than 13 million hotspots in 120 countries and territories, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, and small business locations. Starting in the second quarter of 2014, we are now including both commercial grade venues and public access and community locations that are accessible in the iPass netwoek. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.
Business Portfolio and Our Strategy (Continuing Operations)
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
For a detailed discussion regarding our mobility business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Significant Trends and Events
The following describes significant trends and events of our business during the second quarter of 2014:
Continued Focus on our Open Mobile Business
We continued to show solid progress against two key metrics for our OM business: (i) the number of active Open Mobile Platform users; and (ii) the number of Open Mobile Wi-Fi Network users. We grew our Open Mobile Platform users from 517,000 for the second quarter of 2013 and 681,000 for the first quarter of 2014 to 753,000 for the second quarter of 2014. In addition, we grew our Open Mobile Wi-Fi Network users from 56,000 for the second quarter of 2013 and 71,000 for the first quarter of 2014 to 80,000 for the second quarter of 2014. Our Open Mobile growth has been driven by a combination of legacy platform customer migrations, migrated customer user and usage ramps, and new customer acquisition. We are focused on growing Open Mobile revenues based on our ability to grow Open Mobile platform and Wi-Fi network users, especially through the continued deployment of our Open Mobile platform on smartphone and tablet devices. See “Key Operating Metrics” below for a full discussion of our user metrics.
Continued Decline in our Legacy Revenues
We define our legacy revenue to include Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall. Legacy revenue declined from $18.8 million for the six months ending June 30, 2013, to $7.5 million for the six months ending June 30, 2014, a decline of 60%. We expect our legacy revenue to represent a declining percentage of our total Mobility revenue during the remainder of 2014 as customers migrate or terminate legacy service contracts.

Sale of Unity Managed Network Servicing Business
We announced on July 1, 2014, that we signed and closed the sale of the Unity business on June 30, 2014. Our second quarter 2014 results of operations and all prior comparative periods are recast to reflect the Unity business as a discontinued operation.

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

The following table summarizes the number of active users of iPass OME services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Wi-Fi Network Users	80	71	67	59	56
Active Platform Users:	753	681	622	574	517

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for interest income, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, net income from discontinued operations and certain state sales and federal tax charges. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA	$(3,446)	$(1,273)	$(8,240)	$(3,580)
Interest income (expense)	(33)	3	(66)	7
Income tax benefit	4,004	417	4,183	683
Depreciation of property and equipment	(838)	(533)	(1,551)	(1,058)
Stock-based compensation	(386)	(800)	(957)	(1,519)
Restructuring charges and related adjustments	(16)	(26)	(30)	(626)
Certain state sales and federal tax items	—	—	—	10
Net income from discontinued operations	21,592	626	21,989	1,122
GAAP Net income (loss)	$20,877	$(1,586)	$15,328	$(4,961)

In the table above, Adjusted EBITDA for prior periods has been recast to exclude net income from discontinued operations and related changes to adjustment items such as tax, depreciation and stock based compensation.

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
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations under current U.S. GAAP (Accounting Standards Codification Subtopic 205-20 Discontinued

Operations, “ASC 205-20”) and provides a new definition of discontinued operations.  ASU No. 2014-08 is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have not adopted ASU 2014-08 in the current fiscal quarter. We do not expect that this guidance will materially impact our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Results of Operations
Sources of Revenues
On June 30, 2014, we entered into an agreement and completed the sale of our Unity business. Accordingly, we currently have a single reportable operating segment, Mobility Services, and analyze revenue from continuing operations. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.
Open Mobile generated revenues consist of:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Active Open Mobile monetized platform users and other fees specific to providing additional value add services to Open Mobile customers.

•	Open Mobile Exchange—Revenues generated from our OMX customers.
Legacy generated revenues consist of Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Mobility Services	$17,762	$20,288	$35,399	$41,197
Open Mobile	14,382	11,940	27,921	22,403
Open Mobile Enterprise	13,754	11,309	26,514	21,421
Network	9,645	7,381	18,368	13,534
Platform	4,109	3,928	8,146	7,887
Open Mobile Exchange	628	631	1,407	982
Legacy iPC	3,380	8,348	7,478	18,794
Mobility Services Revenue

For the three months ended June 30, 2014, Mobility Service revenue decreased $2.5 million or 12% compared to the same period in 2013 as the decrease in legacy iPC revenue of $4.9 million outpaced the increase in Open Mobile ("OM") revenue of $2.4 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to migration of Legacy iPC customers and organic growth of OM network and active platform users.

For the six months ended June 30, 2014, Mobility Services revenue decreased $5.8 million or 14% compared to the same period in 2013 as the decrease in legacy iPC revenue of $11.3 million outpaced the increase in Open Mobile ("OM") revenue of $5.5 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to migration of Legacy iPC customers and organic growth of OM network and active platform users.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as Mobility Services Network revenue less network access costs divided by Mobility Services Network revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Network Gross Margin (%)	40.0%	46.4%	41.0%	47.1%
For the three and six months ending June 30, 2014, compared to the same periods in 2013, network gross margin decreased by 6.4 and 6.1 percentage points, primarily due to decreases in high margin revenue streams such as monthly minimum commitment revenue and Dial-up, and higher usage by customers on flat rate price plans. In addition, the proliferation of smartphone and tablet users has created expected downward pressure on margins.
Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Network access costs	$7,671	7,445	$14,878	$14,850
As a percentage of total revenue	43.2%	36.7%	42.0%	36.0%
For the three months ended June 30, 2014, compared to the same period in 2013, network access costs increased approximately $0.3 million or 3% primarily due to the increase of OME network access costs of $0.5 million driven by the growth in Wi-Fi usage, partially offset by the decrease of 3G and OMX network access costs of $0.2 million.
For the six months ended June 30, 2014, compared to the same period in 2013, network access costs remained fairly consistent.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Network operations expense	$3,336	$3,075	$7,053	$6,117
As a percentage of total revenue	18.8%	15.2%	19.9%	14.8%
Network operations expense for the three months ended June 30, 2014, increased by approximately $0.3 million or 9% compared to the same period in 2013, primarily due an increase in depreciation expense of $0.3 million as we have invested to refresh our technology infrastructure.

Network operations expense for the six months ended June 30, 2014, increased by approximately $0.9 million or 15% compared to the same period in 2013, primarily due to an increase in depreciation and facility related expense of $0.9 million as we have invested to refresh our technology infrastructure.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Research and development expenses	$2,877	$3,414	$6,261	$7,028
As a percentage of total revenue	16.2%	16.8%	17.7%	17.1%
For the three months ended June 30, 2014, research and development expense decreased by approximately $0.5 million or 16% compared to the same period in 2013, mainly due to the decrease in headcount and consulting expenses of $0.5 million as our OM platform has reached increasing product maturity.
For the six months ended June 30, 2014, research and development expense decreased by approximately $0.8 million or 11% compared to the same period in 2013, mainly due to the decrease in headcount expense of $0.6 million as our OM platform has reached increasing product maturity, and a decrease in consulting and travel related expenses of $0.2 million.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Sales and marketing expenses	$4,212	$3,848	$8,777	$8,241
As a percentage of total revenue	23.7%	19.0%	24.8%	20.0%
Sales and marketing expenses for the three months ended June 30, 2014, increased by approximately $0.4 million or 9% compared to the same period in 2013, primarily due to higher headcount related costs of $0.3 million, including severance related expense of $0.1 million that occurred in the second quarter of 2014, and increased focus on marketing efforts, resulting in an increase in marketing program expenses of $0.1 million.
Sales and marketing expenses for the six months ended June 30, 2014, increased by approximately $0.5 million or 7% compared to the same period in 2013, primarily due to higher headcount related costs of $0.4 million, including severance related expense of $0.1 million that occurred in the first half of 2014, and an increase in marketing program expenses of $0.1 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
General and administrative expenses	$4,230	$4,998	$9,001	$10,921
As a percent of total revenue	23.8%	24.6%	25.4%	26.5%

General and administrative expenses for the three months ended June 30, 2014, decreased by approximately $0.8 million or 15% compared to the same period in 2013, primarily due to a decrease in headcount-related and consulting costs of $0.6 million associated with ongoing cost management initiatives, and a lower consulting expense mainly due to spend in 2013 related to post go-live support for our new ERP system. In addition, bad debt expense decreased by $0.1 million and facilities related expenses decreased by $0.1 million.
General and administrative expenses for the six months ended June 30, 2014, decreased by approximately $1.9 million or 18% compared to the same period in 2013, primarily due to a decrease in headcount and facilities related cost of $1.4 million associated with ongoing cost management initiatives, and a lower consulting expense of $0.5 million mainly due to spend in 2013 related to post go-live support for our new ERP system.
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
For the three and six months ended June 30, 2014 and 2013, we did not enter into any hedging contracts. Foreign exchange losses for each of the three months and six months ended June 30, 2014 and 2013, were approximately $0.1 and $0.2 million, respectively.

Provision for Income Taxes
Income tax benefit for the three months ended June 30, 2014 and 2013, was approximately $4.0 million and $0.4 million, respectively. Income tax benefit for the six months ended June 30, 2014 and 2013, was approximately $4.2 million and $0.7 million, respectively. The income tax benefit recorded in the three and six months ended June 30, 2014 and 2013, primarily related to the utilization of tax losses from continuing operations against discontinued operations gains pursuant to the intraperiod allocation rules of ASC 740 Income Taxes, which requires that income tax expense (benefit) be allocated to continuing and discontinued operations for each year for which those items are presented.

Divestiture of Business Segment
We announced on July 1, 2014, that we had completed the sale of our Unity business for $28.2 million to Tolt Solutions subject to final working capital adjustments, estimated to reduce the purchase price by approximately $0.1 million, and accrued approximately $2.2 million of transaction costs to be paid in the third quarter of 2014. Of the purchase price, $1.4 million was placed in an escrow account until June 30, 2015, to satisfy any claims for the indemnification obligations of iPass for breaches of representations, warranties and covenants and certain other specified matters. The sale resulted in a before tax gain of $25.0 million in the second quarter of 2014. The purchase agreement was signed and the sale was completed on June 30, 2014.
Unity focused on delivering high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries, including retail, financial services, and healthcare. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Unity business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.

The following table presents the revenues and components of discontinued operations, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	7,755	8,377	15,458	17,097
Income from discontinued operations before income taxes	809	1,002	1,506	1,791
Gain on sale of discontinued operations before income taxes	25,014	—	25,014	—
Provision for income taxes	(4,231)	(376)	(4,531)	(669)
Income from discontinued operations, net of tax	$21,592	$626	$21,989	$1,122

The above table excludes certain shared overhead costs and transfer pricing adjustments that were previously allocated to the Unity business segment in the historical iPass consolidated financial statements that were filed with the Securities and Exchange Commission. The provisions for income taxes primarily reflect tax expense on discontinued operations including the gain on sale, which is mostly offset by the benefit in continuing operations.

Liquidity and Capital Resources
We had cash and cash equivalents of $41.7 million at June 30, 2014, compared to $24.0 million at December 31, 2013.

	Six months ended June 30,
	2014	2013
	(In thousands)
Cash Flows
Net cash used in operating activities	$(8,197)	$(1,472)
Net cash provided by (used in) investing activities	25,964	(1,246)
Net cash provided by (used in) financing activities	(114)	912
Net increase (decrease) in cash and cash equivalents	$17,653	$(1,806)
Operating Activities
Net cash used in operating activities was $8.2 million for the six months ended June 30, 2014, compared to net cash used in operating activities of $1.5 million for the same period in 2013, mainly due to an increase in net loss after adjusting for the gain on sale of discontinued operations, and changes in working capital.
Investing Activities
Net cash provided by investing activities was $26.0 million for the six months ended June 30, 2014, compared to net cash used in investing activities of $1.2 million for the same period in 2013, mainly due to cash proceeds from the sale of discontinued operations of $26.8 million, offset by the acquisition of property and equipment.
Financing Activities
Net cash used in financing activities was $0.1 million for the six months ended June 30, 2014, compared to net cash provided by financing activities of $0.9 million for the same period in 2013, due to a decrease in the proceeds from the exercise of stock options of $0.8 million and approximately $0.3 million of principal payments for vendor financed property and equipment during the first half of 2014.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of June 30, 2014, and December 31, 2013, was $0.6 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the six months ended June 30, 2014, was for network access costs, payroll related expenses and general operating expenses including marketing, office rent, and capital expenditures. We expect the majority of transactions costs of approximately $2.2 million related to the sale of the Unity business segment will be paid in the third quarter of 2014. We expect to utilize approximately $0.8 million of cash to pay restructuring charges in the second half of 2014.

Contractual Obligations
The following are our contractual obligations as of June 30, 2014:

	Total	Less Than 1 Year	1-3 Years
	(In thousands)
Operating Lease Obligations	$3,030	$2,371	$659
Other Purchase Commitments	7,441	4,737	2,704
Total Contractual Obligations(1)	$10,471	$7,108	$3,363

(1)	See Note 8. Commitments and Contingencies.
For information on our contractual commitments at December 31, 2013, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013. Contractual obligations at December 31, 2013, were $8.4 million.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2014, and December 31, 2013, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended June 30, 2014, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of June 30, 2014, we had cash and cash equivalents of $41.7 million, restricted cash of $1.6 million and no short-term investments. As of December 31, 2013, we had cash and cash equivalents of $24.0 million, restricted cash of $0.3 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014, have not substantively changed, except that, as a result of the sale of the Unity business, the risks related to the Unity business are no longer applicable to us. Accordingly, the risk factors captioned "We face strong competition in the market for managed network services, which could make it difficult for us to grow" and "There can be no assurances that the process currently undertaken to achieve a strategic transaction related to the Unity business will result in the consummation of any transaction" are no longer applicable to us.

Item 6. Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 11, 2014	/s/ KAREN WILLEM
Karen Willem
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase Agreement by and between iPass Inc., Tolt Solutions, Inc., and MNS Holdings LLC. (7)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

10.1	Executive Management Bonus Plan (6)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.

(4)	Filed as Exhibit 3.4 to our Form 10-Q, filed November 7, 2013, (Registration No. 000-50327), and incorporated herein by reference.

(5)	Filed as Exhibit 4.2 to our Form S-1/A, filed July 1, 2003 (Registration No. 333-102715), and incorporated herein by reference.

(6)	Described in Item 5.02 of our Form 8-K filed on April 29, 2014 (Registration No. 000-50327), which description is incorporated herein by reference.

(7)	Filed as Exhibit 2.1 to our Form 8-K filed on July 7, 2014 (Registration No. 000-50327), and incorporated herein by reference.