Form 10-Q
period 2014-09-30
IPASS INC
filed 2014-11-07
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2014 was 64,630,766.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,115	$24,017
Accounts receivable, net of allowance for doubtful accounts of $399 and $1,010, respectively	12,298	15,297
Prepaid expenses and other current assets	3,054	4,329
Total current assets	52,467	43,643
Property and equipment, net	6,763	8,442
Other assets	1,031	2,831
Total assets	$60,261	$54,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,997	$9,334
Accrued liabilities	8,457	9,100
Deferred revenue, short-term	332	3,212
Total current liabilities	16,786	21,646
Deferred revenue, long-term	1	2,191
Vendor financed property and equipment	1,134	1,586
Other long-term liabilities	888	251
Total liabilities	$18,809	$25,674
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	219,394	218,103
Accumulated deficit	(178,007)	(188,926)
Total stockholders’ equity	41,452	29,242
Total liabilities and stockholders’ equity	$60,261	$54,916
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$17,250	$18,539	$52,649	$59,736
Cost of revenues and operating expenses:
Network access costs	7,584	7,092	22,462	21,942
Network operations	3,093	3,150	10,146	9,267
Research and development	2,853	3,171	9,114	10,199
Sales and marketing	3,548	3,892	12,325	12,134
General and administrative	4,286	4,664	13,287	15,584
Restructuring charges and related adjustments	715	13	745	639
Total cost of revenue and operating expenses	22,079	21,982	68,079	69,765
Operating loss	(4,829)	(3,443)	(15,430)	(10,029)
Interest income (expense), net	(29)	2	(95)	9
Foreign exchange gain (loss)	45	(155)	(132)	(342)
Other income, net	345	—	345	—
Loss from continuing operations before income taxes	(4,468)	(3,596)	(15,312)	(10,362)
Benefit from income taxes	1,355	31	5,538	714
Net loss from continuing operations	$(3,113)	$(3,565)	$(9,774)	$(9,648)
Net income (loss) from discontinued operations (Note 11)	$(1,296)	$723	$20,693	$1,845
Total net income (loss)	$(4,409)	$(2,842)	$10,919	$(7,803)
Total comprehensive net income (loss)	$(4,409)	$(2,842)	$10,919	$(7,803)

Total income (loss) per share - basic and diluted
Loss from continuing operations	$(0.05)	$(0.05)	$(0.16)	$(0.15)
Income (loss) from discontinued operations	$(0.02)	$0.01	$0.33	$0.03
Total net income (loss) per share	$(0.07)	$(0.04)	$0.17	$(0.12)

Weighted average shares outstanding - basic and diluted	62,696,930	64,143,389	62,507,683	63,008,098

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$10,919	$(7,803)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	(25,014)	—
Stock-based compensation	1,107	2,472
Depreciation and amortization	2,539	1,867
Deferred income taxes	(2)	—
Loss on disposal of property and equipment	36	2
Provision for (recovery of) doubtful accounts	(108)	53
Changes in operating assets and liabilities:
Accounts receivable	519	552
Prepaid expenses and other current assets	847	254
Other assets	10	609
Accounts payable	(903)	1,600
Accrued liabilities	(2,399)	(336)
Deferred revenue	(548)	(928)
Other liabilities	763	(167)
Net cash used in operating activities	(12,234)	(1,825)
Cash flows from investing activities:
Purchases of property and equipment	(1,112)	(1,753)
Proceeds from sale of discontinued operations	26,750	—
Change in restricted cash	100	720
Net cash provided by (used in) investing activities	25,738	(1,033)
Cash flows from financing activities:
Net proceeds from issuance of common stock	184	1,237
Principal payments for vendor financed property and equipment	(590)	—
Net cash (used in) provided by financing activities	(406)	1,237
Net increase (decrease) in cash and cash equivalents	13,098	(1,621)
Cash and cash equivalents at beginning of period	24,017	26,822
Cash and cash equivalents at end of period	$37,115	$25,201
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$220	$176
Accrued amounts for acquisition of property and equipment	$20	$308
Vendor financing of property and equipment	$501	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Financial Statements as of and for December 31, 2013, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at September 30, 2014, and December 31, 2013, respectively:

	As of September 30, 2014				As of December 31, 2013
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$33,806	$—	$—	$33,806	$18,304	$—	$—	$18,304
Total financial assets	$33,806	$—	$—	$33,806	$18,304	$—	$—	$18,304

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2013, through September 30, 2014. As of September 30, 2014, and December 31, 2013, the carrying amounts of accounts receivable, accounts payable and accrued liabilities, approximated fair value due to their short maturities.

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Equipment	$15,211	$15,134
Furniture and fixtures	1,923	2,110
Computer software	10,339	12,279
Construction in progress	218	749
Leasehold improvements	912	1,252
	28,603	31,524
Less: Accumulated depreciation and amortization	(21,840)	(23,082)
Property and equipment, net	$6,763	$8,442
Depreciation expense for continuing operations was approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2014, respectively. Depreciation expense for discontinued operations was less than $0.1 million for each of the three and nine months ended September 30, 2014.
Depreciation expense for continuing operations was approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. Depreciation expense for discontinued operations was $0.1 million and $0.3 million for the three and nine months ended September 30, 2013.
During the three months and nine months ended September 30, 2014, the Company retired approximately $0.9 million and $2.2 million, respectively, of gross property and equipment related to continuing operations, nearly all of which were fully depreciated. In connection with the sale of discontinued operations, the Company sold approximately $2.0 million of gross property and equipment related to the discontinued operations in the nine months ended September 30, 2014.

During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. During April 2014, the Company acquired approximately $0.5 million of additional enterprise infrastructure hardware. As of September 30, 2014, the Company held approximately $3.1 million of this enterprise database software and infrastructure hardware in computer software and equipment.

Note 4. Other Assets (Non-Current)
Other assets consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred installation costs and other long-term assets	$—	$1,677
Deposits	785	808
Long-term deferred tax assets, net	96	96
Restricted cash	150	250
	$1,031	$2,831

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Tax liabilities	$1,193	$2,102
Accrued restructuring liabilities – current (1)	331	200
Accrued bonus, commissions and other employee benefits	2,164	2,395
Accrued for vendor financed property and equipment (2)	1,178	746
Amounts due to customers	1,060	1,059
Other accrued liabilities (3)	2,531	2,598
	$8,457	$9,100

(1)	See Note 6 "Accrued Restructuring"

(2)	See Note 7 "Vendor Financed Property and Equipment"

(3)	Includes approximately $0.7 million of transaction costs associated with the sale of discontinued operations at September 30, 2014 (see Note 11 "Divestiture of Business Segment")

Note 6. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of September 30, 2014, the Company had remaining lease payments of approximately $0.2 million, which were recorded at fair value at the time of restructuring plan was announced. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine the Level 3 fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.
During the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. As of September 30, 2014, the Company had completed the majority of cash payments.

During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the exit of certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges during the current fiscal quarter.
The following is a rollforward of restructuring liability for the Q3 2014, Q1 2013, and 2009 Plans:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance	$181	$448
Restructuring charges and related adjustments	715	13
Payments and adjustments	(544)	(91)
Ending balance	$352	$370

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance	$317	$483
Restructuring charges and related adjustments	745	639
Payments and adjustments	(710)	(752)
Ending balance	$352	$370
As of September 30, 2014, $0.1 million of the balance represents employee termination costs and remaining $0.3 million mainly relates to exit cost of certain leased facilities.

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through the vendor and is to be paid over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is to be paid over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $0.8 million of principal payments, and as of September 30, 2014, approximately $1.2 million and $1.1 million were recorded to accrued liabilities and vendor financed property and equipment, respectively, based on the payment terms. The Company expects to pay principal payments of $0.3 million, $1.1 million and $0.9 million in the last three months of 2014, and in fiscal year 2015, and fiscal year 2016, respectively.
As of September 30, 2014, $1.1 million of vendor financed property and equipment is recorded at cost, which approximates a Level 3 fair value, and is included as long-term liabilities in the Company’s consolidated balance sheet. The Company made assumptions in determining the fair value of the vendor financed property and equipment long-term liability. The discounted cash flow valuation technique was used to determine the Level 3 fair value including inputs such as the future payment schedule and a market discount rate.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through June 2017. Future minimum lease payments under these operating leases, including approximately $0.2 million of future payments on leases accounted for under the Company’s restructuring plans, as of September 30, 2014, are as follows:

Year	Operating Leases
(In thousands)
Remaining 2014	$684
2015	1,106
2016	313
2017	152
$2,255
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through April 2017.
Future minimum purchase commitments as of September 30, 2014, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remaining 2014	$2,482
2015	5,756
2016	834
2017	44
$9,116
Included above, the Company has a future minimum purchase commitment of approximately $0.6 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next two years. In addition, the Company expects to pay principal payments related to vendor financed property and equipments of $0.3 million, $1.1 million and $0.9 million in the last three months of 2014, and in fiscal year 2015, and fiscal year 2016, respectively.
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

Note 9. Calculation of Net (Loss) Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted average number of diluted shares outstanding. Unvested participating securities that vest based on service are included in the weighted daily average number of shares outstanding used in the calculation of basic net income per share and excluded in the calculation of basic net loss per share.

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)
Numerator:
Net loss from continuing operations	$(3,113)	$(3,565)	$(9,774)	$(9,648)
Net income (loss) from discontinued operations	$(1,296)	$723	$20,693	$1,845
Net income (loss)	$(4,409)	$(2,842)	$10,919	$(7,803)

Denominator:
Weighted average shares outstanding - basic and diluted	62,696,930	64,143,389	62,507,683	63,008,098

Total income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.05)	$(0.16)	$(0.15)
Income (loss) from discontinued operations	$(0.02)	$0.01	$0.33	$0.03
Total net income (loss) per share	$(0.07)	$(0.04)	$0.17	$(0.12)
The following weighted average potential shares of common stock have been excluded from the computation of diluted net (loss) income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	4,926,571	3,063,652	4,830,072	2,822,823
Restricted stock awards, including participating securities	1,838,500	2,974,414	2,195,750	2,519,276
Total	6,765,071	6,038,066	7,025,822	5,342,099

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
The following table summarizes total Company revenue by country or by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	35%	37%	35%	38%
EMEA	49%	47%	48%	48%
Asia Pacific	14%	15%	15%	13%
Rest of the World	2%	1%	2%	1%
No individual country, except for the United States, United Kingdom, and Germany, represented 10% or more of total revenue for the three months and nine months ended September 30, 2014 and 2013.
No individual customer represented 10% or more of total revenue for the three months and nine months ended September 30, 2014 and 2013.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Divestiture of Business Segment

On June 30, 2014 the Company entered into an agreement and completed the sale of its Unity business segment for gross cash proceeds of approximately $28.1 million, and accrued approximately $2.2 million of transaction costs. Approximately $1.5 million of transaction costs were paid in the third quarter of 2014, and the remaining balance is expected to be paid in the fourth quarter of 2014. The Company recorded a gain on sale of approximately $25.0 million. The gross cash proceeds included $1.4 million that was placed into an escrow account to cover any contingent claims made by the buyer against iPass through June 30, 2015 and is recorded in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets. In accordance with ASC 205-20, the results of operations for the Unity business segment are reported as discontinued operations.  The Company did not have any assets held for sale as of December 31, 2013.

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

Income tax expenses was recorded in discontinued operations for the three months ended September 30, 2014 and 2013 of approximately $1.3 million and $0.4 million, respectively. Income tax expense was recorded in discontinued operation for the nine months ended September 30, 2014 and 2013, of approximately $5.8 million and $1.0 million, respectively. This primarily reflects tax expense on discontinued operations with an offsetting benefit in continuing operations of $1.4 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively and $5.8 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. The offsetting tax benefits in 2014 represent the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business.

The following table presents the revenues and components of discontinued operations, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	—	8,330	15,458	25,427
Income from discontinued operations before income taxes	—	1,095	1,506	2,886
Gain on sale of discontinued operations before income taxes	—	—	25,014	—
Provision for income taxes	(1,296)	(372)	(5,827)	(1,041)
Income from discontinued operations, net of tax	$(1,296)	$723	$20,693	$1,845

The table above excludes certain shared overhead costs and transfer pricing adjustments that were previously allocated to the Unity business segment in the historical iPass consolidated financial statements that were filed with the Securities and Exchange Commission ("SEC") as ASC 205-20 prohibits the allocation of general overhead costs to the discontinued operation. The provisions for income taxes primarily reflect tax expense on discontinued operations including the gain on sale, which is mostly offset by benefit in continuing operations.

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

We announced on July 1, 2014, that we signed and closed the sale of our Unity Managed Network Services business unit ("Unity business") on June 30, 2014. Our third quarter 2014 results of operations and all prior comparative periods are recasted to reflect the Unity business as a discontinued operation, and our MD&A focuses primarily on our continuing operations.
This MD&A is organized as follows:

Overview	Discussion of our business

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and nine months ended September 30, 2014, and September 30, 2013

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity
The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “will,” “anticipate,” “intend,” “believe,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Form 10-Qs filed in 2014, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of more than 15 million hotspots in 120 countries and territories, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, and small business locations. Starting in the second quarter of 2014, we are now including both commercial grade venues and public access and community locations that are accessible in the iPass network. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.
Business Portfolio and Our Strategy (Continuing Operations)
Mobility Services:
We provide iPass Open Mobile Enterprise Services ("iPass OME" or "OME") to large enterprises to deliver enhanced network mobility services, addressing large enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. Our growth strategy for OME consists of focusing on increased penetration in existing customers, new customer acquisition via increased brand awareness, and continued optimization of the end user experience on our OM platform. We also provide our iPass Open Mobile Exchange services ("iPass OMX" or "OMX") to strategic partners that incorporate iPass OMX into their core products and services, geared for the mass market. iPass OMX strategic partners may include global OEMs, credit card companies, airline alliances, hotel brands and telecom carriers. We continue to focus on adding new channels as customers to further grow our OMX services.
For a detailed discussion regarding our mobility business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Significant Trends and Events
The following describes significant trends and events of our business during the third quarter of 2014:
Continued Focus on our Open Mobile Business
We continued to show solid progress against two key metrics for our OM business: (i) the number of active Open Mobile Platform users; and (ii) the number of Open Mobile Wi-Fi Network users. We grew our Open Mobile Platform users from 574,000 for the third quarter of 2013 and 753,000 for the second quarter of 2014 to 770,000 for the third quarter of 2014. In addition, our Open Mobile Wi-Fi Network users were 59,000 for the third quarter of 2013, 80,000 for the second quarter of

2014, and 78,000 for the third quarter of 2014. While the third quarter is typically our seasonally slowest period due primarily to summer vacations in July and August throughout the European region, we exited the current quarter with 86,000 Open Mobile Wi-Fi Network users as of September 30, 2014, representing 34% growth from the same period in 2013 or 5% growth from June 30, 2014. Our Open Mobile growth has been driven by a combination of organic customer user and usage ramps, legacy platform customer migrations, and new customer acquisition. We are focused on growing Open Mobile revenues based on our ability to grow Open Mobile platform and Wi-Fi network users, especially through the continued deployment of our Open Mobile platform on smartphone and tablet devices. See “Key Operating Metrics” below for a full discussion of our user metrics.
Continued Decline in our Legacy Revenues
We define our legacy revenue to include Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall. Legacy revenue declined from $24.8 million for the nine months ending September 30, 2013, to $10.1 million for the nine months ending September 30, 2014, a decline of 59%. We expect our legacy revenue to represent a declining percentage of our total Mobility revenue during the remainder of 2014 as customers migrate or terminate legacy service contracts.

Sale of Unity Managed Network Servicing Business
We announced on July 1, 2014, that we signed and closed the sale of the Unity business on June 30, 2014. Our third quarter 2014 results of operations and all prior comparative periods are recast to reflect the Unity business as a discontinued operation.

Key Operating Metrics
Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.
OM Wi-Fi Network Users
OM Wi-Fi Network Users is the number of our OM platform users each month in a given quarter that paid for iPass Wi-Fi network services.
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

The following table summarizes the number of active users of iPass OME services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Wi-Fi Network Users	78	80	71	67	59
Active Platform Users:	770	753	681	622	574

As mentioned above, organic growth of Wi-Fi Network users is slowed during the third quarter due to seasonal impacts of summer vacations, especially in Europe. While Network users declined in July and August, they rebounded in September to exit the quarter at 86,000 users.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for interest income, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, net income (loss) from discontinued operations, collection of previously written off bad debt expense from bankruptcy proceeding, and certain state sales and federal tax charges. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP total net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA	$(3,128)	$(2,196)	$(11,368)	$(5,777)
Interest income (expense)	(29)	2	(95)	9
Income tax benefit	1,355	31	5,538	714
Depreciation of property and equipment	(812)	(520)	(2,363)	(1,578)
Stock-based compensation	(129)	(869)	(1,086)	(2,387)
Restructuring charges and related adjustments	(715)	(13)	(745)	(639)
Certain state sales and federal tax items	—	—	—	10
Collection of previously written off bad debt expense from bankruptcy proceeding	345	—	345	—
Net income (loss) from discontinued operations	(1,296)	723	20,693	1,845
GAAP Total Net income (loss)	$(4,409)	$(2,842)	$10,919	$(7,803)

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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 27, 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity's ability to continue as a going concern, and provide related footnote disclosures in certain circumstances. The new standard is effective for us in the first annual period ending after December 31, 2016. Early adoption is permitted. We have not adopted ASU 2014-15 in the current fiscal quarter. We do not expect that this guidance will materially impact our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Mobility Services	$17,250	$18,539	$52,649	$59,736
Open Mobile	14,611	12,563	42,533	34,966
Open Mobile Enterprise	13,827	11,930	40,329	33,351
Network	9,819	7,867	28,176	21,401
Platform	4,008	4,063	12,153	11,950
Open Mobile Exchange	784	633	2,204	1,615
Legacy iPC	2,639	5,976	10,116	24,770

For the three months ended September 30, 2014, Mobility Services revenue decreased $1.3 million or 7% compared to the same period in 2013 as the decrease in legacy iPC revenue of $3.3 million outpaced the increase in Open

Mobile ("OM") revenue of $2.0 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to organic growth of OM network and active platform users, and migration of Legacy iPC customers.

For the nine months ended September 30, 2014, Mobility Services revenue decreased $7.1 million or 12% compared to the same period in 2013 as the decrease in legacy iPC revenue of $14.7 million outpaced the increase in Open Mobile ("OM") revenue of $7.6 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to the organic growth of OM network and active platform users, and migration of Legacy iPC customers.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as network revenue less network access costs divided by network revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Network Gross Margin (%)	38.6%	44.8%	40.1%	46.4%
For the three and nine months ending September 30, 2014, compared to the same periods in 2013, network gross margin decreased by 6.2 and 6.3 percentage points, primarily due to decreases in high margin revenue streams such as monthly minimum commitment revenue and Dial-up, as well as the impact of higher Wi-Fi usage by customers on flat rate price plans.

Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Network access costs	$7,584	7,092	$22,462	$21,942
As a percentage of total revenue	44.0%	38.3%	42.7%	36.7%
For the three months ended September 30, 2014, compared to the same period in 2013, network access costs increased approximately $0.5 million or 7% primarily due to the increase of OME network access costs of $1.0 million driven by the growth in Wi-Fi network users and usage, partially offset by the decrease of 3G network access costs of $0.5 million due to a decline on 3G legacy customer. In addition, network access costs as a percentage of revenue increased by 5.7 percentage points from 38.3% for the three months ended September 30, 2013 to 44.0% for the same period in 2014 primarily due to the decrease in minimum commitment and platform revenue of 21% and 15%, respectively.
For the nine months ended September 30, 2014, compared to the same period in 2013, network access costs increased approximately $0.5 million or 2% primarily due to the increase of OME network access costs of $1.7 million driven by the growth in Wi-Fi network users and usage as well as the increase in OMX network access costs of $0.2 million, partially offset by the decrease of 3G network access costs of $1.4 million due to a decline on 3G legacy customer. In addition, network access costs as a percentage of revenue increased by 6.0 percentage points from 36.7% for the nine months ended September 30, 2013 to 42.7% for the same period in 2014 primarily due to the decrease in minimum commitment and platform revenue of 27% and 16%, respectively.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Network operations expense	$3,093	$3,150	$10,146	$9,267
As a percentage of total revenue	18.0%	17.0%	19.3%	15.5%
Network operations expense for the three months ended September 30, 2014, remained fairly consistent to the same period in 2013.
Network operations expense for the nine months ended September 30, 2014, increased by approximately $0.9 million or 9% compared to the same period in 2013, primarily due to an increase in depreciation and maintenance expenses of $1.1 million as we have invested to refresh our technology infrastructure, partially offset by an decrease in headcount-related expenses of $0.2 million.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Research and development expense	$2,853	$3,171	$9,114	$10,199
As a percentage of total revenue	16.5%	17.1%	17.3%	17.1%
For the three months ended September 30, 2014, research and development expense decreased by approximately $0.3 million or 10% compared to the same period in 2013, mainly due to the decrease in headcount and consulting expenses of $0.3 million as our OM platform has reached increasing product maturity.
For the nine months ended September 30, 2014, research and development expense decreased by approximately $1.1 million or 11% compared to the same period in 2013, mainly due to the decrease in headcount, consulting, and maintenance expenses of $1.1 million as our OM platform has reached increasing product maturity.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Sales and marketing expenses	$3,548	$3,892	$12,325	$12,134
As a percentage of total revenue	20.6%	21.0%	23.4%	20.3%
Sales and marketing expenses for the three months ended September 30, 2014, decreased by approximately $0.3 million or 9% compared to the same period in 2013, primarily due the reduction of headcount and travel related costs of $0.5 million, offset by increased focus on marketing efforts, resulting in an increase in marketing program expenses of $0.2 million.
Sales and marketing expenses for the nine months ended September 30, 2014 increased by approximately $0.2 million or 2% compared to the same period in 2013, primarily due to the increase of marketing program due to increased focus on marketing efforts of $0.3 million, offset by the decrease in headcount costs of $0.1 million.
General and Administrative

General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
General and administrative expenses	$4,286	$4,664	$13,287	$15,584
As a percent of total revenue	24.8%	25.2%	25.2%	26.1%
General and administrative expenses for the three months ended September 30, 2014, decreased by approximately $0.4 million or 8% compared to the same period in 2013, primarily due to a decrease in headcount, facilities and consulting related costs of $0.4 million. The decrease in headcount-related costs are associated with ongoing cost management initiatives, and the decrease due to spend in 2013 related to post go-live support for our new ERP system.
General and administrative expenses for the nine months ended September 30, 2014, decreased by approximately $2.3 million or 15% compared to the same period in 2013, primarily due to a decrease in headcount, facilities, and professional service related costs of $1.6 million associated with ongoing cost management initiatives, and a decrease in consulting expense by $0.7 million mainly due to spend in 2013 related to post go-live support for our new ERP system.
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
For the three and nine months ended September 30, 2014 and 2013, we did not enter into any hedging contracts. Foreign exchange gain for the three months ended September 30, 2014 was less than $0.1 million. Foreign exchange loss for the nine months ended September 30, 2014 was approximately $0.1 million. Foreign exchange loss for the three and nine months ended September 30, 2013 was approximately $0.1 million and $0.3 million, respectively.

Provision for Income Taxes
Income tax benefit for the three months ended September 30, 2014, was approximately $1.4 million, compared to zero income tax benefit for the same period in 2013. Income tax benefit for the nine months ended September 30, 2014 and 2013, was approximately $5.5 million and $0.7 million, respectively. The income tax benefit recorded in the three and nine months ended September 30, 2014 and 2013, primarily related to the utilization of tax losses from continuing operations against discontinued operations gains pursuant to the intraperiod allocation rules of ASC 740 Income Taxes, which requires that income tax expense (benefit) be allocated to continuing and discontinued operations for each year for which those items are presented.

Divestiture of Business Segment
We announced on July 1, 2014, that we had completed the sale of our Unity business for $28.1 million to Tolt Solutions, and accrued approximately $2.2 million of transaction costs. Approximately $1.5 million of transaction costs were paid in the third quarter of 2014, and remaining balance is expected to be paid in the fourth quarter of 2014. Of the purchase price, $1.4 million was placed in an escrow account until June 30, 2015, to satisfy any claims for the indemnification obligations of iPass for breaches of representations, warranties and covenants and certain other specified matters. The sale resulted in a before tax gain of $25.0 million in the second quarter of 2014. The purchase agreement was signed and the sale was completed on June 30, 2014.
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

The following table presents the revenues and components of discontinued operations, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	—	8,330	15,458	25,427
Income from discontinued operations before income taxes	—	1,095	1,506	2,886
Gain on sale of discontinued operations before income taxes	—	—	25,014	—
Provision for income taxes	(1,296)	(372)	(5,827)	(1,041)
Income from discontinued operations, net of tax	$(1,296)	$723	$20,693	$1,845

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

Liquidity and Capital Resources
We had cash and cash equivalents of $37.1 million at September 30, 2014, compared to $24.0 million at December 31, 2013.

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cash Flows
Net cash used in operating activities	$(12,234)	$(1,825)
Net cash provided by (used in) investing activities	25,738	(1,033)
Net cash provided by (used in) financing activities	(406)	1,237
Net increase (decrease) in cash and cash equivalents	$13,098	$(1,621)
Operating Activities
Net cash used in operating activities increased by approximately $10.4 million from $1.8 million for the nine months ended September 30, 2013 to $12.2 million for the same period in 2013. This increase is mainly due to an increase in net loss after adjusting for the gain on sale of discontinued operations, and changes in working capital mainly driven by timing of payments and reduction of accrued liabilities after accounting for sales of Unity as discontinued operation.
Investing Activities
Net cash provided by investing activities increased by approximately $26.7 million from the net cash used in investing activities of $1.0 million for the nine months ended September 30, 2013 to the net cash provided by investing activities of $25.7 million for the same period in 2014. This increase is mainly due to cash proceeds from the sale of discontinued operations of $26.8 million, partially offset by $1.1 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities increased by approximately $1.6 million from the net cash provided by financing activities of $1.2 million for the nine months ended September 30, 2013 to the net cash used in financing activities of $0.4 million for the same period in 2014, mainly due to a decrease in the proceeds from the exercise of stock options of $1.0 million and approximately $0.6 million of principal payments for vendor financed property and equipment.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of September 30, 2014, and December 31, 2013, was $0.8 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the nine months ended September 30, 2014, was for network access costs, payroll related expenses, transactions costs related to the sale of the Unity business segment, settlement of restructuring obligations, and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of September 30, 2014:

	Total	Less Than 1 Year	1-3 Years
	(In thousands)
Operating Lease Obligations	$2,255	$1,705	$550
Other Purchase Commitments	9,116	5,668	3,448
Total Contractual Obligations(1)	$11,371	$7,373	$3,998

(1)	See Note 8. Commitments and Contingencies.
The Company expects to pay principal payments related to vendor financed property and equipments of $0.3 million, $1.1 million and $0.9 million in the last three months of 2014, and in fiscal year 2015, and fiscal year 2016, respectively. For information on our contractual commitments at December 31, 2013, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013. Contractual obligations at December 31, 2013, were $8.4 million.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at September 30, 2014, and December 31, 2013, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and nine months ended September 30, 2014, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of September 30, 2014, we had cash and cash equivalents of $37.1 million, restricted cash of $1.6 million and no short-term investments. As of December 31, 2013, we had cash and cash equivalents of $24.0 million, restricted cash of $0.3 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014, have not substantively changed, except that, as a result of the sale of the Unity business, the risks related to the Unity business are no longer applicable to us. Accordingly, the risk factors captioned "We face strong competition in the market for managed network services, which could make it difficult for us to grow" and "There can be no assurances that the process currently undertaken to achieve a strategic transaction related to the Unity business will result in the consummation of any transaction" are no longer applicable to us. Further, iPass, as per its Form 8-K filed with the SEC on September 12, 2014, recently announced that the iPass Board of Directors has initiated a process to explore strategic alternatives to enhance shareholder value. As such, the following additional risk factor is hereby added to those risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K or the year ended December 31, 2013, as filed with the SEC on March 11, 2014:

There can be no assurances that the process we have currently undertaken to achieve a strategic transaction will result in the consummation of any transaction.

We recently announced that we were exploring strategic alternatives to enhance stockholder value. We may not be able to reach agreement on a strategic transaction if potential strategic parties do not ultimately determine to engage in a strategic transaction on terms we find acceptable, or at all, in which case we would not consummate a strategic transaction.  A strategic transaction may not occur due to any number of risks and uncertainties, including the risk that potential strategic parties may not place the same value on our assets that we do.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Compensation Committee of our Board of Directors authorized the withholding of shares upon the vesting of restricted stock awards held by an executive officer in order to satisfy tax obligations that are triggered/realized at the time of vesting; the number of shares that have been withheld from the total amount vested in order to satisfy certain tax obligations is set forth in the table below.

Date Shares Withheld	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs
August 29, 2014	37,580	$1.16	$—	$—

(1)	In this table, the number of shares that have been withheld are referred to as the “Total Number of Shares Purchased.” We do not currently have any stock repurchase plan in place.

(2)	The price per share was equal to the closing market price of our common stock on the date the shares were withheld.

Item 6. Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 7, 2014	/s/ KAREN WILLEM
Karen Willem
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase Agreement by and between iPass Inc., Tolt Solutions, Inc., and MNS Holdings LLC. (6)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Change to Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (4)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate (5)

10.1	Form of Indemnity Agreement

10.2	Amendment to the annual salary and total cash compensation for Barbara Nelson, Senior Vice President and Chief Technology Officer (7)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to our Form 10-Q, filed November 13, 2003 (Registration No. 000-50327), and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to our Form 10-Q, filed August 7, 2009 (Registration No. 000-50327), and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to our Form 8-K, filed February 3, 2010 (Registration No. 000-50327), and incorporated herein by reference.

(4)	Filed as Exhibit 3.4 to our Form 10-Q, filed November 7, 2013, (Registration No. 000-50327), and incorporated herein by reference.

(5)	Filed as Exhibit 4.2 to our Form S-1/A, filed July 1, 2003 (Registration No. 333-102715), and incorporated herein by reference.

(6)	Filed as Exhibit 2.1 to our Form 8-K filed on July 7, 2014 (Registration No. 000-50327), and incorporated herein by reference.

(7)	Described in Item 5.02 of our Form 8-K filed on August 1, 2014 (Registration No. 000-50327), and incorporated herein by reference.