Form 10-K
period 2014-12-31
IPASS INC
filed 2015-03-13
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2014, as reported by the NASDAQ Global Select Market on that date: $66,416,138. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 9,122.334 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2014. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 27, 2015 was 65,958,694.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2015, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements regarding expected future events and future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” "projections'" “intends,” “plans,” “believes,” “estimates,” “potential,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We also use social media to communicate with our customers and the public about our company, our products and services and other matters relating to our business and market. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels including the iPass Twitter Feed, the iPass LinkedIn Feed, the iPass Google+ Feed, the iPass Facebook Page, the iPass Blog, the iPass Instagram account, and the iPass Pinterest account. These social media channels may be updated from time to time.

PART I

Item 1.	Business
Overview
iPass enables business travelers to stay connected by providing them with cost-effective and convenient global Wi-Fi access across smartphones, tablets and laptops. Founded in 1996, iPass (NASDAQ: IPAS) is the world's largest commercial Wi-Fi network, covering over 120 countries and territories and selling to over 700 large corporations, telecom service providers and other strategic partners around the world. Through its cloud-based delivery model, iPass connects business travelers to over 18 million Wi-Fi hotspots in airports, airplanes, hotels and public areas. With the growing need for fast, high bandwidth connectivity, iPass lets business travelers stay close to what matters most while on the road including access to video, unified communications, web conferencing and other cloud based applications.
Business Highlights
Strategic Mobility Assets
We believe iPass has a unique set of mobility assets that provide us with competitive advantages. We see our three core assets as follows:
Open Mobile Platform: Our Open Mobile (OM) platform is a cloud-based mobility management platform that securely manages network connectivity and subscribers across a wide variety of computing and mobile devices and provider networks. We believe this scalable subscriber management, billing and reporting platform is unique in the industry and would be time consuming and expensive to replicate. Our Open Mobile platform has the following key characteristics and functionality:

•
An always-on, lightweight software agent that runs on a wide array of devices including smartphones, tablets, and laptops running operating systems including Android, the Apple (iOS), Windows and Macintosh.

•
A cloud-based platform that allows businesses to configure and manage its mobility offering by providing in-depth reporting and analytics on mobile usage across the networks and devices used by the employees.

•	Policy enforcement services that enable our customers to have their costs, compliance and security measures enforced across their mobile workforce.

•	We exited 2014 with 814,000 active monthly users on our OM platform.
Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with over 150 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. Our technology architecture is designed to:

•	Integrate with existing enterprise security, directory, and business systems.

•	Integrate with any Wi-Fi network, whether customer-owned networks or third-party provider networks.

•	Embrace new access methods, devices, and applications.

•	Support scalable unique users (1.3 million in 2014), authentications (10.4 million in 2014), and Wi-Fi enabled sessions (59.0 million in 2014) across both our paid and unpaid footprint.
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of more than 18 million hotspots in 120 countries and territories, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, and small business locations. In the second quarter of 2014, we began including both commercial grade venues and public access and community locations that are accessible in the iPass network. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.

•	Our paid Wi-Fi footprint supported 5.8 million usage hours and 6.4 million network sessions in 2014 on an average of approximately 96,000 unique monthly Wi-Fi network users.

•	Hotspots that cover 95% of the world’s top 100 airports and 82,000 strategic venues such as hotels and convention centers.

Business Portfolio

On June 30, 2014 we entered into an agreement and completed the sale of our Unity Managed Network Services business unit ("Unity business"), which is reported in this filing as discontinued operations. Our Unity Business was focused on delivering and managing high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries. As a result of the sale, we now currently have a single reportable operating segment, Mobility Services. Our Mobility Services, collectively referred to as Open Mobile or "OM", comprises two service offerings: (1) Open Mobile Enterprise Services, and (2) Open Mobile Exchange.
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
Network Services: Our network provides our enterprise and carrier customers access to more than 18 million global commercial Wi-Fi hotspots in 120 countries globally and across leading Wi-Fi venues. Our offerings span multiple geographies and are primarily focused on Wi-Fi access technologies. We continue to wind down our legacy Dial-up and 3G connectivity options as we focus our efforts on the Wi-Fi market.
Platform Services: Our cloud-based Open Mobile Platform enables enterprise users to connect from most mobile devices over a wide range of networks. These services allow our customers to effectively manage their mobile workforces by controlling costs, enforcing compliance and ensuring security when workers connect their mobile devices to the Internet and wireless networks. Effective July 1, 2012 we announced the end-of-life of our legacy iPC platform and continued to manage the wind down of the legacy platform.
Open Mobile Exchange (“iPass OMX” or “OMX”): We provide our iPass OMX to strategic partners that incorporate iPass OMX into their core products and services, geared for the mass market. OMX is best understood as our wholesale delivery mechanism to provide network and platform connectivity to the consumer market. iPass OMX strategic partners include global OEMs (Original Equipment Manufacturers), premium brand partners, software product and service providers, and telecom carriers. We continue to focus on adding new channels to further grow our OMX services revenue.
Our Strategy
We intend to leverage our unique set of mobility assets across our business portfolio offerings to drive growth in users, customers and Wi-Fi usage with a committed focus on smartphone and tablet adoption and delivering customer satisfaction via enhanced end user experience across our platform and network.
Our strategy consists of the following key elements and initiatives specific to our OM service offering:

•
Increased Penetration in Existing Customers: Expand our understanding of our enterprise customers’ end users experience to drive additional virality, penetration, usage, leading to increased revenue. We strive to optimize business intelligence and turn user insights into actionable data to improve our customer activation rates and connection success rates.

•
New Customer Acquisition: Judiciously invest in sales and marketing programs to increase brand awareness, deepen lead generation activities, and drive organic revenue growth. We intend to continue to expand beyond the traditional enterprise and carrier customers into mid-market business and other consumer and wholesale opportunities.

•
Continue to Optimize the End User Experience: Smartphones and tablets (“SP&T”) continue to be a largely untapped market for global Wi-Fi roaming. By continuing to focus on improving service quality, connectivity success rates, and leading the evolution of the global Wi-Fi ecosystem, we plan to drive improvements in the global user experience which we expect will translate to increased user demand in the billion-plus market of Wi-Fi enabled mobile devices.

Geographic Revenue
iPass revenue is derived from the following geographical locations:

	For the Year Ended December 31,
	2014	2013	2012
United States
Mobility Service Revenues	35%	37%	41%
International
Mobility Service Revenues	65%	63%	59%
Geographic revenues are determined by the location of the customer’s headquarters. One customer accounted for 10% of total revenues from continuing operations for the years ended December 31, 2014. No individual customer accounted for 10% or more of total revenues from continuing operations for the years ended December 31, 2013, and 2012.
For further financial information on the geographic information, refer to the information contained in Note 14, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.
Seasonality
We generally experience seasonality in our business due to decreased business travel during the summer, particularly in Europe, and during the year-end holiday season which results in lower usage of our network services. Seasonal trends or other factors, such as bad weather, may cause fluctuations in our business results.
Network Service Providers
We have contractual relationships with approximately 200 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our network services around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two-year term, after which either party can terminate the contract with notice. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.
Sales and Marketing
Our sales organization is structured into regional account teams, which include sales management, sales engineers and customer success teams. We sell our services directly through our global sales force and indirectly through our reseller and carrier partners. We maintain sales offices or personnel in a number of cities in the United States as well as in the United Kingdom, India, Australia, Japan, Germany, France, Singapore, Netherlands, and China. As of December 31, 2014, our sales organization comprised 44 individuals: 19 in North America, 21 in Europe, Middle East and Africa (“EMEA”) and 4 in Asia Pacific. Our sales and marketing expenses from continuing operations were $15.8 million, $16.4 million and $17.9 million in 2014, 2013, and 2012, respectively.
Our reseller, wholesale, and carrier partners typically sign a one to two-year agreement with us through which we appoint them as a non-exclusive reseller of our services. Their reseller responsibilities vary and may include actively marketing and selling our services, deploying and supporting customer accounts, and implementing and managing billing for their customers. Our current sales structure allows us to offer our services without incurring the full cost of customer acquisition (sales and marketing) or customer post-sales support. Our reseller, wholesale, and carrier partners typically sell complementary hardware, software, and services, and bundle our services with their core offerings. They may also have a base of existing customers to whom they can efficiently sell our portfolio of services. In many cases our salespeople do support our reseller, wholesale, and carrier partners with closing new business, and our post-sales team may work with them to ensure successful implementation of our services. However, the enterprise or consumer remains the customer of our reseller, wholesale, and carrier partners and has no direct financial relationship with us.
We focus our marketing efforts on establishing a strong corporate reputation in the market, creating awareness and preference for our services and their benefits, educating potential customers, generating new sales opportunities, generating end-user awareness and demand within existing customer accounts and enabling our sales force and channel partners to effectively sell and deploy our service offerings. We conduct a variety of marketing programs that may include advertising, promotions, public relations, analyst relations, telemarketing, direct marketing, web and e-mail marketing, collateral and sales tools creation, seminars, events and trade shows, training, co-operative channel marketing, internet marketing and promotions.

Competition

The market for mobile connectivity targeted at global travelers is fragmented with a variety of competitors, both direct and indirect, including telecom operators, cloud-based platform operators, cable companies, and smaller Internet service providers.  As our primary customer is the enterprise user, we partner with many point Wi-Fi providers to drive incremental users to their connectivity resources, helping to further monetize their assets via our roaming customer base.  Our unique authentication fabric and global partnership with over 150 Wi-Fi networks creates a scale and user experience that we believe is hard to replicate by any single competitor, and creates an important differentiating factor for us. However, since we do not own our Wi-Fi network, our competitors who own their Wi-Fi networks can offer lower Wi-Fi pricing than we can offer in specific markets, can bundle Wi-Fi network access with other services, and can use these additional service offerings to drive increased brand awareness.

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
Research and Development
We are committed to continuing to enhance our underlying technology and continuing to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings as well as developing new services, especially for smartphones and tablets. As of December 31, 2014, our research and development organization consisted of 110 employees, approximately 41 in North America and 69 in India. Our research and development expenses from continuing operations were $11.9 million, $13.3 million and $13.7 million in 2014, 2013 and 2012, respectively.
Intellectual Property
We believe our technology and platform contains valuable intellectual property. We rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated in our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, related to our Mobility Services, consisting of twenty-four U.S. patents, and six international patents. Our patents expire between 2016 and 2025. We currently have ten U.S. patent applications pending, and sixteen international patent applications pending (in the same subject areas as the U.S. patent applications). iPass and the iPass logo are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.

Employees
As of December 31, 2014, we had 250 employees of which 118 were located in North America, 93 in Asia Pacific, and 39 in EMEA.
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
If customer adoption and deployment of our Open Mobile Platform is slow, especially on smartphone and tablet devices, our ability to grow our Mobility Services business could be harmed.
The future success of our business will depend in large part on our current and prospective customers’ timeliness of adoption and deployment of our Open Mobile Platform. Key risks associated with our Open Mobile Platform and services are as follows:
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
Our Open Mobile Platform may have technical limitations that cause our customers to delay adoption or deployment. There is risk that the Open Mobile Platform may contain technological limitations, bugs or errors that would cause our customers to not adopt or delay the adoption of the Open Mobile Platform. If some or all of these risks associated with our Open Mobile Platform were to occur, adoption and deployment of our Open Mobile Platform may not occur and our business could be harmed.
Customers must be willing to continue to pay for our platform or our revenue growth may slow. We believe that it is important that the value proposition of our Open Mobile Platform is accepted by our customers such that they are willing to pay for their users to use our mobility services. If our customers are willing to adopt our Open Mobile Platform but are not willing to pay for the platform, our ability to grow revenues and achieve profitability could be adversely impacted.
If our OMX service offerings do not achieve expanded market acceptance our ability to grow our business could be harmed.
Our OMX service offerings were introduced in 2011 and incorporate our Open Mobile Platform, global authentication fabric, and global Wi-Fi network to provide reseller, wholesale, and carrier partners around the world with the infrastructure to offer their customers new mobility services. We have entered into contracts with a number of customers for our OMX services, but ramping revenues takes time to develop. We have and plan to continue to devote significant resources to building our OMX service line of business. If OMX service offerings do not achieve expanded market acceptance and generate meaningful revenues our financial condition may be harmed.
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

As of July 1, 2012 our iPC or legacy platform reached end-of-life. While the iPC platform continues to function for existing customers, we only provide basic support and only for customers that pay extended support fees. While we believe that the end-of-life of iPC will encourage our customers to migrate to our Open Mobile platform, iPC customers may decide to instead terminate their service with us. If the number of iPC customers who decide to terminate their service with us is greater than expected, our results of operations could be negatively impacted.
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
In 2014, we implemented certain fixed rate buying structures with some providers to mitigate this risk. However, buying network access at a fixed rate creates additional risk if our customers were to use less Wi-Fi in the future, which could negatively impact our profitability.
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
The Wi-Fi access market continues to develop at a rapid pace. We derive a significant portion of our revenues from wireless broadband “hotspots,” such as certain airports, hotels and convention centers. The Wi-Fi access market continues to develop rapidly, in particular: the market for enterprise connectivity services through Wi-Fi is characterized by evolving industry standards and specifications and there is currently no uniform standard for Wi-Fi access. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of Wi-Fi access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. If the Wi-Fi access market develops in ways that limit access growth, our ability to generate substantial revenues from Wi-Fi access could be harmed.
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
Our potential customers may have unrelated business relationships with our competitors and consider those relationships when deciding between our services and those of our competitors. Many of our competitors are large facilities-

based carriers that purchase substantial amounts of services or provide other services or goods unrelated to network access services. As a result, if a potential customer is also a supplier to one of our large competitors, or purchases unrelated services or goods from our competitor, the potential customer may be motivated to purchase its network access services from our competitor to maintain or enhance its business relationship with that competitor. In addition, our current or potential carrier customers may already have or may consider buying services from mobility management solution providers which may impact our ability to sell our services to those customers as well as drive market prices down for the services that we offer.
Users may take advantage of free Wi-Fi networks for Internet and corporate access. Telecommunications providers may offer free Wi-Fi as part of a home broadband or other service contract, which may force down the prices which the market will bear for our services and could reduce our revenues.
If our carrier and channel partners do not successfully market our services to their customers, then our ability to grow our revenues could be impaired.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 65% of our revenues in 2014, of which approximately 48% and 15% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2014, 2013 and 2012, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

We believe that expanding awareness of the iPass brand is important to growing and achieving acceptance of our iPass Open Mobile Platform. We have increased our marketing efforts, including new promotional and marketing activities, to further implement our global marketing objectives. These promotional and marketing activities may not result in any increased revenue. Further, any potential revenue increase as a result of these promotional and marketing activities may not offset the expenses incurred in further promoting the iPass brand.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We currently lease approximately 48,000 square feet of space for our headquarters in Redwood Shores. We recently signed a lease renewal and effective May 1, 2015, we will lease approximately 25,000 square feet of space for our headquarters in Redwood Shores, California under a lease that expires in 2020. We also lease sales and support offices in other parts of the United States and abroad in EMEA and Asia Pacific. We believe that our principal facility in Redwood Shores, and sales and support offices in other parts of the United States and abroad are adequate for our business needs, and we expect that additional facilities will be available in other jurisdictions to the extent we need to add new offices.

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
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range
	High	Low
Year ended December 31, 2014:
First Quarter	$1.88	$1.45
Second Quarter	1.70	1.05
Third Quarter	1.82	1.11
Fourth Quarter	1.67	1.32
Year ended December 31, 2013:
First Quarter	$2.37	$1.85
Second Quarter	2.08	1.56
Third Quarter	2.36	1.78
Fourth Quarter	2.20	1.29
We had 65,958,694 shares of our common stock outstanding as of February 27, 2015, held by 115 holders of record, although there are a significantly larger number of beneficial owners of our common stock.
Dividends
We did not pay cash dividends on our common stock in 2014, 2013, or 2012. We currently do not expect to pay cash dividends, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2014, the Compensation Committee of our Board of Directors authorized the withholding of shares upon the vesting of restricted stock awards held by an executive officer in order to satisfy tax obligations that are triggered/realized at the time of vesting; the number of shares that have been withheld from the total amount vested in order to satisfy certain tax obligations is set forth in the table below.

Date Shares Withheld	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs
August 29, 2014	37,580	$1.16	$—	$—
October 10, 2014	3,757	$1.57	$—	$—

(1)	In this table, the number of shares that have been withheld are referred to as the “Total Number of Shares Purchased.” We do not currently have any stock repurchase plan in place.

(2)	The price per share was equal to the closing market price of our common stock on the date the shares were withheld.

Performance Graph(1)
The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2014. The graph and table assumes that $100 was invested on December 31, 2009 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

Comparison of Five Year Cumulative Total Return
for iPass Inc.,
Nasdaq Market Index and Russell 2000 Index
DOLLARS
250
200
150
100
50
0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
iPass Inc.
NASDAQ Composite-Total Returns
Russell 2000 Index
Assumes $100 invested on Dec. 31, 2009
Assumes Dividend Reinvested

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
iPass Inc.	$100.00	$127.32	$144.64	$186.40	$159.92	$139.55
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
NASDAQ Market Index	100.00	118.02	117.04	137.47	192.62	221.02
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
The following table sets forth selected financial data from continuing operations as of the end of, and for, the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Continuing Operations Data
Revenue	$69,804	$77,729	$92,530	$110,703	$128,675
Total cost of revenues and operating expenses	89,253	92,673	98,533	113,667	133,454
Operating loss	(19,449)	(14,944)	(6,003)	(2,965)	(4,779)
Net loss from continuing operations	(12,205)	(14,705)	(5,991)	(3,312)	(3,914)
Basic and diluted net loss per share from continuing operations	(0.19)	(0.23)	(0.10)	(0.06)	(0.07)
Cash dividends declared per common share	—	—	—	0.07	0.48
Total assets	$55,255	$54,916	$60,124	$63,105	$73,982
Total stockholders’ equity	38,481	29,242	36,901	37,447	37,822

On June 30, 2014, we signed and closed the sale of our Unity Managed Network Services business unit. As a result, fiscal 2014 results of operations and all prior comparative periods are recast to reflect the Unity Managed Network Services business as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the segment of our business: Mobility Services
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2014, December 31, 2013 and December 31, 2012
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity
Overview
We provide global enterprises and telecommunications carriers with cloud-based mobility management and Wi-Fi connectivity services.
As announced on July 1, 2014, we signed and closed the sale of our Unity Managed Network Services business unit ("Unity business") on June 30, 2014. Our Unity business was focused on delivering and managing high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries. Our fourth quarter 2014 and fiscal 2014 results of operations and all prior comparative periods are recast to reflect the Unity business as a discontinued operation, and our MD&A focuses primarily on our continuing operations. For a detailed discussion of our business, see “Item 1. Business.”

Key Corporate Objectives
We are focused on driving revenue growth and profitability by adding new customers through brand awareness, improving our customer activation rates, and optimizing end user experience. Our plan is to continue to expand the strategic value of our business by leveraging our mobility assets to address both large and compelling market opportunities and to execute on key growth initiatives in our business. For a detailed discussion regarding our key corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”

Significant Trends and Events

The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2014:
Continued Focus on Growing Users
We have continued to show solid progress against two key metrics: (i) the number of active OM Platform Active users; and (ii) the number of OP Wi-Fi Network users. During 2014, we grew our Open Mobile Platform users from 622,000 for the fourth quarter of 2013 to 814,000 for the fourth quarter of 2014. We grew our Open Mobile Wi-Fi Network users from 67,000 for the fourth quarter of 2013 to 84,000 for the fourth quarter of 2014. Our Open Mobile growth has been driven by a combination of organic customer user and usage ramps, legacy platform customer migrations, and new enterprise customer acquisition. We are focused on growing Open Mobile revenues by growing these two key metrics. See “Key Operating Metrics” below for a full discussion of our user metrics.

Broadened our Wholesale OMX Distribution Channels
Our OMX business was originally developed as a wholesale product for our carrier partners to resell Wi-Fi network access to their end-users. While this is still a viable distribution channel for the OMX business, in 2014 we saw success in broadening that wholesale distribution to a variety of other reseller partners, including original equipment manufacturers (OEMs), premium branding partners, and software product and service providers. Opening these new distribution channels in 2014 resulted in growing OMX revenue by 29% year over year and has provided new opportunities to monetize our Wi-Fi network with consumers.
Sold our Unity Managed Network Services Business
We announced on July 1, 2014, that we signed and closed the sale of the Unity business on June 30, 2014. Our fourth quarter 2014 results of operations and all prior comparative periods are recast to reflect the Unity business as a discontinued operation. Selling our non-strategic Unity business has allowed management to focus time and resources fully on our OM business.
Actively Managed the Wind Down of our Legacy Revenues
We define our legacy revenue to include Dial-up and 3G network, our iPC platform, and iPC user driven network usage. Legacy revenues represented 17% of our 2014 revenue, down from 38% for 2013. We exited the fourth quarter of 2014 with legacy revenue representing 11% of revenue for the quarter. We have actively terminated supply agreements for dial and 3G services and will continue to wind down those revenue streams. We have migrated a significant portion of our iPC users to OM and will continue to migrate or terminate the remaining iPC users.

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

The following table summarizes the number of active users of iPass OME services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Wi-Fi Network Users	84	78	80	71	67
Active Platform Users	814	765	753	681	622
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP (accounting principles generally accepted in the United States) results. We define Adjusted EBITDA as net loss adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, net income (loss) from discontinued operations, collection of previously written off bad debt expense from bankruptcy proceeding, certain state sales and federal tax items and other discrete items, and other non-operating income. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP net loss (in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA income (loss)	$(13,651)	$(9,368)	$(1,736)
Interest income (expense)	(119)	(18)	19
Income tax benefit (expense)	7,101	782	269
Depreciation of property and equipment	(3,154)	(2,397)	(2,010)
Amortization of intangible assets	—	—	(169)
Stock-based compensation	(1,996)	(3,061)	(2,346)
Restructuring (charges) benefit	(733)	(653)	(26)
Other non-operating income	2	10	8
Collection of previously written off bad debt expense from bankruptcy proceeding	345	—	—
Net income (loss) from discontinued operations	19,179	2,393	1,613
GAAP Total Net income (loss)	$6,974	$(12,312)	$(4,378)

Segment Financial Information and Geographic Information
On June 30, 2014 we entered into an agreement and completed the sale of our Unity business segment, which is reported in this filing as discontinued operations. Therefore, we currently have a single reportable operating segment, Mobility Services.
Mobility Services reflects our two primary areas of mobility services, (i) enterprise mobility services that consist of Open Mobile Enterprise services, our legacy enterprise mobility services and other ancillary services including professional consulting and other value-add services, and (ii) our Open Mobile Exchange services that were launched in 2011.
For a more complete discussion of business risks that Mobility Services faces see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.
For further information on the Mobility Services segment and geographic information, refer to the information contained in Note 14, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

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
Revenue Recognition
Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the recognition of monthly minimum commitment (“MMC”) revenue.
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
Performance -Based Restricted Stock Awards
Certain restricted stock awards have performance-based goals based on the achievement of targeted quarterly revenue of Open Mobile or targeted EBITA, which require an assessment of the probability and timing of vesting. We amortize stock-based compensation expense for performance-based awards on a graded vesting basis over the vesting period, after assessing probability of achieving the requisite performance criteria.  Estimating the time in which we expect to achieve the requisite performance criteria requires judgment. If events or circumstances occur that cause us to revise our estimated vest dates, we recognize the unamortized expense prospectively over the revised estimated vesting period.  Such a change in estimated vest dates could have a material impact on our financial statements. We believe vesting of all performance-based restricted stock awards is probable at December 31, 2014.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, except that, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, then the unrecognized tax benefit should be presented as a liability. ASU No. 2013-11 is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2013. The adoption of ASU No. 2013-11 has not had a material impact on our financial position or results of operations.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations under current U.S. GAAP (Accounting Standards Codification Subtopic 205-20 Discontinued Operations, “ASC 205-20”) and provides a new definition of discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have not adopted ASU 2014-08 in the current fiscal year. We do not expect that this guidance will materially impact our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On August 27, 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity's ability to continue as a going concern, and provide related footnote disclosures in certain circumstances. The new standard is effective for us in the first annual period ending after December 31, 2016. Early adoption is permitted. We have not adopted ASU 2014-15 in the current fiscal year. We do not expect that this guidance will materially impact our consolidated financial statements.

Results of Operations
Sources of Revenues

On June 30, 2014, we entered into an agreement and completed the sale of our Unity business. Accordingly, we currently have a single reportable operating segment, Mobility Services, and analyze revenue from continuing operations. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.
Open Mobile generated revenues consist of:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Open Mobile Platform Active users and other fees specific to providing additional value add services to Open Mobile customers.

•	Open Mobile Exchange—Revenues generated from our OMX customers.

Legacy generated revenues consist of Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Mobility Services	$69,804	$77,729	$92,530
Open Mobile	57,737	47,915	27,057
Open Mobile Enterprise:	54,697	45,553	26,271
Network	38,625	29,710	13,963
Platform and other fees	16,072	15,843	12,308
Open Mobile Exchange	3,040	2,362	786
Legacy iPC	12,067	29,814	65,473
For the year ended December 31, 2014 compared to 2013, Mobility Service revenue decreased $7.9 million or 10% as the decrease in legacy iPC revenue of $17.7 million outpaced the increase in Open Mobile ("OM") revenue of $9.8 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to organic growth of OM network and active platform users, and migration of Legacy iPC customers.
For the year ended December 31, 2013 compared to 2012, Mobility Service revenue decreased $14.8 million or 16% as the decrease in legacy iPC revenue of $35.7 million outpaced the increase in OM revenue of $20.9 million. Legacy iPC declines were attributed to migrations, customer terminations, and anticipated usage reductions in our 3G and Dial-up services. Growth in OM was attributable to organic growth of OM network and active platform users, and migration of Legacy iPC customers.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as network revenue less network access costs divided by network revenue.

	Year Ended December 31,
	2014	2013	2012
Network Gross Margin (%)	40.9%	45.4%	51.6%
The 4.5 and 6.2 percentage point decreases in network gross margin from 2013 to 2014 and 2012 to 2013, respectively, were primarily due to decreases in high margin revenue streams such as monthly minimum commitment revenue and Dial-up, as well as the impact of higher Wi-Fi usage by customers on flat rate price plans, and weakening of US dollar against currencies we buy network access costs.
Cost of Revenues and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Network access costs	$29,608	$29,253	$32,766
As a percentage of revenue	42.4%	37.6%	35.4%

Network access costs increased approximately $0.4 million or 1% from 2013 to 2014 primarily due to the increase of OME and OMX network access costs of $2.4 million driven by the growth in Wi-Fi network users and usage, partially offset by the decrease of 3G network access costs of $2.1 million due to a decline on 3G legacy customer usage. In addition, network access costs as a percentage of revenue increased by 4.8 percentage points from 37.6% for 2013 to 42.4% for 2014 primarily due to the decrease in minimum commitment and platform revenue of 25% and 14%, respectively. Minimum commitment and platform revenue have no associated network access costs.

Network access costs decreased approximately $3.5 million or 11% from 2012 to 2013 primarily due to the decrease of 3G network access costs of $4.2 million due to termination of 3G legacy customers, partially offset by the increase of $0.7 million related to OME and OMX network access costs due to the growth in Wi-Fi network users and usage. In addition, network access costs as a percentage of revenue increased by 2.2 percentage points from 35.4% for 2012 to 37.6% for 2013 primarily due to the decrease in minimum commitment and platform revenue of 35% and 12%, respectively.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Network operations expense	$13,159	$12,701	$13,525
As a percentage of revenue	18.9%	16.3%	14.6%
The increase in network operations expenses of approximately $0.5 million or 4% for 2014 compared to 2013 was primarily due to the increase in depreciation and maintenance expense of $1.1 million as we have invested to refresh our technology infrastructure. This increase is partially offset by decreases in headcount-related costs of $0.6 million as we continue to manage our cost structure.
The decrease in network operations expenses of approximately $0.8 million or 6% for 2013 compared to 2012 was primarily due to a decrease in legacy 3G card inventory expense and headcount-related costs of approximately $0.5 million and $0.3 million, respectively.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Research and development expenses	$11,921	$13,317	$13,733
As a percentage of revenue	17.1%	17.1%	14.8%
The decrease in research and development expenses of approximately $1.4 million or 11% for 2014 compared to 2013 was primarily due to the decrease in headcount, consulting, and support and maintenance cost of approximately $1.4 million as our OM platform has reached increasing product maturity.
The decrease in research and development expenses of approximately $0.4 million or 3% for 2013 compared to 2012 was primarily due to lower headcount-related costs of approximately $0.4 million.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Sales and marketing expenses	$15,759	$16,396	$17,872
As a percentage of revenue	22.6%	21.1%	19.3%
The decrease in sales and marketing expenses of approximately $0.7 million or 4% for 2014 compared to 2013 was primarily due to lower headcount-related costs of approximately $1.0 million. This decrease was offset by increases in marketing program expenses of $0.2 million.
The decrease in sales and marketing expenses of approximately $1.5 million or 8% for 2013 compared to 2012 was mainly due to lower headcount-related costs of $1.3 million, and a decrease of $0.2 million related to marketing programs.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
General and administrative expenses	$18,073	$20,353	$20,442
As a percentage of revenue	25.9%	26.2%	22.1%
The decrease in general and administrative expenses of approximately $2.3 million or 11% for 2014 compared to 2013 was primarily due to a decrease in headcount, consulting, and professional services expenses of $2.0 million associated with ongoing cost management initiatives, and a decrease in depreciation expense of $0.3 million.
The decrease in general and administrative expenses of approximately $0.1 million for 2013 compared to 2012 was primarily due to decrease in headcount, payroll tax, consulting expenses of $0.3 million, a decrease in facility costs of $0.4 million, a decrease in rent expense of $0.2 million, partially offset by an increase in depreciation expense of $0.8 million related to our going "live" with our ERP system.
Restructuring Charges
During the third quarter of 2014, the Company announced a restructuring plan (Q3 2014 Plan) to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities.
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
We incurred a restructuring charge of approximately $0.7 million for the year ended December 31, 2014, compared to the restructuring charge of $0.7 million and $26,000 for the same period in 2013 and 2012, respectively. These activities were related to our Q3 2014, Q1 2013 and 2009 Plans.
Non-Operating Income and Expenses
Interest and other income and expenses
During the years ended December 31, 2014, and 2013, we acquired enterprise database software and infrastructure hardware, which were financed through a vendor, and incurred approximately $0.1 million and $30,000 of interest expenses, respectively.
During the year ended December 31, 2014, we collected approximately $0.3 million on final bankruptcy court settlement of a customer receivable from 2004 that had previously written off as uncollectible.
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
During the years ended December 31, 2014, 2013 and 2012, we did not enter into any hedging contracts and foreign exchange losses were less than $0.1 million, $0.5 million and $0.3 million, respectively. The foreign exchange losses in 2014 and 2013 were mainly due to weakening of the U.S. dollar against Euro and British Pound at the time we settled certain non-U.S. Dollar denominated network access costs as well as the unfavorable re-measurement of foreign currency denominated assets and liabilities. During the second half of 2014, the US dollar strengthened, minimizing the foreign exchange impact on the year. The foreign exchange loss in 2012 was primarily due to the unfavorable re-measurement of foreign currency denominated assets and liabilities.
Provision For (Benefit From) Income Taxes
Income tax expense was recorded in discontinued operations for the year ended December 31, 2014, 2013, and 2012 of approximately $7.3 million, $1.4 million, and $0.9 million, respectively. This primarily reflects tax expense on discontinued operations offsetting benefit in continuing operations of $7.1 million, $0.8 million, and $0.3 million for the year ended December 31, 2014, 2013, and 2012 respectively. The offsetting tax benefits in 2014 represent the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business. The offsetting tax benefits in 2012 and 2013 represent the Company’s ability to utilize net operating losses to offset tax associated with the discontinued operation’s income.
As a result of the sale of Unity and the discontinued operations presentation, the effective tax rate for continuing operations was a benefit of 36%, 5%, and 4% for 2014, 2013 and 2012, respectively as income from the discontinued operations, including the gain on sale in 2014, was offset by benefit in the continuing operations.

Divestiture of Business Segment
We announced on July 1, 2014, that we had completed the sale of our Unity business for $28.1 million to Tolt Solutions, and accrued approximately $2.2 million of transaction costs which were fully paid as of December 31, 2014. Of the purchase price, $1.4 million was placed in an escrow account until June 30, 2015, to satisfy any claims for the indemnification obligations of iPass for breaches of representations, warranties and covenants and certain other specified matters. The sale resulted in a before tax gain of $25.0 million in the second quarter of 2014. The purchase agreement was signed and the sale was completed on June 30, 2014.
Unity focused on delivering high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries, including retail, financial services, and healthcare. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Unity business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

The following table presents the revenues and components of discontinued operations, net of tax.

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013	2012
Revenue	15,458	33,386	33,548
Income from discontinued operations before income taxes	1,506	3,744	2,524
Gain on sale of discontinued operations before income taxes	25,014	—	—
Provision for income taxes	(7,341)	(1,351)	(911)
Income from discontinued operations, net of tax	$19,179	$2,393	$1,613

In accordance with ASC 205-20 Discontinued Operations, the above table excluded certain shared overhead costs and transfer pricing adjustments that were previously allocated to the Unity business segment in the historical iPass consolidated financial statements that were filed with the Securities and Exchange Commission. The provisions for income taxes primarily reflect tax expense on discontinued operations including the gain on sale, which is mostly offset by benefit in continuing operations.

Liquidity and Capital Resources
We had cash and cash equivalents of $33.8 million at December 31, 2014, compared to $24.0 million at December 31, 2013.

	Twelve months ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows
Net cash used in (provided by) operating activities	$(14,836)	$(2,432)	$3,463
Net cash provided by (used in) investing activities	25,532	(1,598)	(3,494)
Net cash (used in) provided by financing activities	(899)	1,225	1,414
Net increase (decrease) in cash and cash equivalents	$9,797	$(2,805)	$1,383
Operating Activities
Net cash from operating activities decreased by approximately $12.4 million from $2.4 million used for the year ended December 31, 2013 to $14.8 million for the same period in 2014. This decrease is mainly due to an increase in net loss after adjusting for the gain on sale of discontinued operations, and changes in working capital mainly driven by timing of payments and reduction of accrued liabilities.
Net cash used in operating activities in 2013 was $2.4 million, compared to net cash provided by operating activities of $3.5 million in 2012 mainly due to an increase in net loss.
Investing Activities
Net cash provided by investing activities increased by approximately $27.1 million from the net cash used in investing activities of $1.6 million for the year ended December 31, 2013 to the net cash provided by investing activities of $25.5 million for the same period in 2014. This increase is mainly due to cash proceeds from the sale of discontinued operations of $26.8 million and $1.0 million decrease in purchases of property and equipment, offset by lower cash generated from release of restricted cash of $0.6 million.
Net cash used in investing activities in 2013 was approximately $1.6 million, compared to net cash used in investing of $3.5 million in 2012, with the reduction mainly due to investment in our ERP system in 2012 that went "live" in January 2013.
Financing Activities

Net cash from financing activities decreased by approximately $2.1 million from the net cash provided by financing activities of $1.2 million for the year ended December 31, 2013 to the net cash used in financing activities of $0.9 million for the same period in 2014, mainly due to a decrease in the proceeds from the exercise of stock options of $1.2 million and approximately $0.9 million driven by increase in principal payments for vendor financed property and equipment.
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
The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2014 and 2013 was $0.9 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.
Primary Uses of Cash
Our principal use of cash in 2014 was for network access costs, payroll related expenses, transactions costs related to the sale of the Unity business segment, settlement of restructuring obligations, payments for vendor financing equipment purchase, and general operating expenses including marketing, office rent, and capital expenditures.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2014 and December 31, 2013 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$7,436	$1,806	$3,531	$2,099
Other Purchase Commitments	6,649	5,946	703	—
Total Contractual Obligations (1)	$14,085	$7,752	$4,234	$2,099

(1)	See Note 11. Commitments and Contingencies and Note 8. Vendor Financed Property and Equipment

As of December 31, 2014, we had unrecognized tax benefits of $0.8 million associated with our uncertain tax positions (as per Note 9 Income Taxes). We are unable to estimate when any cash settlement with a taxing authority might occur.
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, in certain circumstances. iPass’ product agreements typically include a limited indemnification provision for claims from third parties relating to breach of agreements and iPass’ intellectual property. Certain indemnification agreements may not be subject to maximum loss clauses. If the potential loss from any indemnification claim is considered probable and the amount or the range of the loss can be estimated, we accrue a liability for the estimated loss. To date, claims under such indemnification provisions have not been significant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2014 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of December 31, 2014, we had cash and cash equivalents of $33.8 million, restricted cash of $1.6 million and no short-term investments. As of December 31, 2013, we had cash and cash equivalents of $24.0 million, restricted cash of $0.3 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”
Supplementary Data
The following tables present our operating results from continuing operations for each of the eight quarters during 2014 and 2013. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2014
Revenues	$17,637	$17,762	$17,250	$17,155
Operating loss	(6,021)	(4,580)	(4,829)	(4,019)
Net loss from continuing operations	(5,946)	(715)	(3,113)	(2,431)
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.01)	$(0.05)	$(0.04)
Total net loss	(5,549)	20,877	(4,409)	(3,945)
Total net (loss) income per share	(0.09)	0.32	(0.07)	(0.06)
	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2013
Revenues	$20,909	$20,288	$18,539	$17,993
Operating loss	(4,068)	(2,518)	(3,443)	(4,915)
Net loss from continuing operations	(3,871)	(2,212)	(3,565)	(5,057)
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.04)	$(0.05)	$(0.08)
Total net loss	(3,375)	(1,586)	(2,842)	(4,509)
Total net loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.07)
On June 30, 2014, we signed and closed the sale of our Unity Managed Network Services business unit. As a result, all quarters set forth above are recast to reflect the Unity Managed Network Services business as a discontinued operation.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2014.
Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014 there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2015 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2015 (the “Proxy Statement”). That information is incorporated here by reference.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	55
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
We have audited the accompanying consolidated balance sheets of iPass Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
March 13, 2015

iPASS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$33,814	$24,017
Accounts receivable, net of allowance for doubtful accounts of $172 and $1,010, respectively	10,063	15,297
Prepaid expenses and other current assets	4,318	4,329
Total current assets	48,195	43,643
Property and equipment, net	6,213	8,442
Other assets	847	2,831
Total assets	$55,255	$54,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,301	$9,334
Accrued liabilities	7,188	9,100
Deferred revenue, short-term	437	3,212
Total current liabilities	14,926	21,646
Deferred revenue, long-term	115	2,191
Vendor financed property and equipment	854	1,586
Other long-term liabilities	879	251
Total liabilities	$16,774	$25,674
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 64,753,694 and 64,451,031 shares issued and outstanding, respectively)	65	65
Additional paid-in capital	220,368	218,103
Accumulated deficit	(181,952)	(188,926)
Total stockholders’ equity	38,481	29,242
Total liabilities and stockholders’ equity	$55,255	$54,916
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$69,804	$77,729	$92,530
Cost of revenues and operating expenses:
Network access costs	29,608	29,253	32,766
Network operations	13,159	12,701	13,525
Research and development	11,921	13,317	13,733
Sales and marketing	15,759	16,396	17,872
General and administrative	18,073	20,353	20,442
Restructuring charges and related adjustments	733	653	26
Amortization of intangible assets	—	—	169
Total cost of revenues and operating expenses	$89,253	$92,673	$98,533
Operating loss	(19,449)	(14,944)	(6,003)
Interest (expense) income, net	(119)	(18)	19
Foreign exchange losses	(67)	(507)	(288)
Other income (expenses), net	329	(18)	12
Loss from continuing operations before income taxes	(19,306)	(15,487)	(6,260)
Benefit from income taxes	7,101	782	269
Net loss from continuing operations	$(12,205)	$(14,705)	$(5,991)
Net income from discontinued operations	$19,179	$2,393	$1,613
Total net income (loss)	$6,974	$(12,312)	$(4,378)
Total comprehensive net income (loss)	$6,974	$(12,312)	$(4,378)

Total net income (loss) per share - basic and diluted
Loss from continuing operations	$(0.19)	$(0.23)	$(0.10)
Income from discontinued operations	$0.30	$0.04	$0.03
Total net income (loss) per share	$0.11	$(0.19)	$(0.07)

Weighted average shares outstanding - basic and diluted	62,613,671	63,411,162	60,711,317
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2011	59,139	59	209,624	—	(172,236)	37,447
Exercise of stock options—common stock issued	1,248	2	1,367	—	—	1,369
Restricted stock granted	1,048	—	—	—	—	—
Employee stock purchase plan—common stock issued	186	—	203	—	—	203
Repurchased common stock	(85)	—	(158)	—	—	(158)
Stock-based compensation	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	(4,378)	(4,378)
Balances, December 31, 2012	61,536	61	213,454	—	(176,614)	36,901
Exercise of stock options—common stock issued	1,139	4	1,270	—	—	1,274
Restricted stock granted	1,985	—	—	—	—	—
Restricted stock canceled	(346)	—	—	—	—	—
Employee stock purchase plan—common stock issued	137	—	216	—	—	216
Stock-based compensation	—	—	3,163	—	—	3,163
Net loss	—	—	—		(12,312)	(12,312)
Balances, December 31, 2013	64,451	65	218,103	—	(188,926)	29,242
Exercise of stock options—common stock issued	135	—	139	—	—	139
Restricted stock granted	480	—	—	—	—	—
Restricted stock canceled	(390)	—	—	—	—	—
Employee stock purchase plan—common stock issued	119	—	158	—	—	158
Repurchased common stock	(41)	—	(49)	—	—	(49)
Stock-based compensation	—	—	2,017	—	—	2,017
Net income	—	—	—	—	6,974	6,974
Balances, December 31, 2014	64,754	65	220,368	—	(181,952)	38,481

See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,974	$(12,312)	$(4,378)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(25,014)	—	—
Stock-based compensation	2,017	3,163	2,418
Amortization of intangible assets	—	—	169
Depreciation, amortization and accretion	3,330	2,776	2,110
Deferred income taxes	(53)	203	117
Loss on disposal of property and equipment	54	22	3
(Recovery of) provision for doubtful accounts	(169)	134	(66)
Changes in operating assets and liabilities:
Accounts receivable	2,816	1,828	4,113
Prepaid expenses and other current assets	(404)	625	878
Other assets	232	785	718
Accounts payable	(1,637)	2,063	(1,138)
Accrued liabilities	(3,406)	(277)	(821)
Deferred revenue	(329)	(1,218)	(365)
Other liabilities	753	(224)	(295)
Net cash (used in) provided by operating activities	(14,836)	(2,432)	3,463
Cash flows from investing activities:
Purchases of property and equipment	(1,318)	(2,318)	(4,465)
Proceeds from sale of discontinued operations	26,750	—	—
Change in restricted cash	100	720	971
Net cash provided by (used in) investing activities	25,532	(1,598)	(3,494)
Cash flows from financing activities:
Net proceeds from issuance of common stock	248	1,490	1,414
Principal payments for vendor financed property and equipment	(1,147)	(265)	—
Net cash (used in) provided by financing activities	(899)	1,225	1,414
Net increase (decrease) in cash and cash equivalents	9,797	(2,805)	1,383
Cash and cash equivalents at beginning of year	24,017	26,822	25,439
Cash and cash equivalents at end of year	$33,814	$24,017	$26,822
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$259	$261	$375
Accrued amounts for acquisition of property and equipment	73	98	321
Vendor financing of property and equipment	501	2,597	—
See accompanying notes to Consolidated Financial Statements

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.

The Company reports comprehensive income (loss) in a single continuous financial statement within the Consolidated Statements of Comprehensive Income (Loss). The Company’s comprehensive income (loss) is equivalent to its net income (loss) because the Company does not have any transactions that are recorded through other comprehensive income (loss).

The Consolidated Statements of Comprehensive Income (Loss) have been reclassified for all periods presented to reflect discontinued operations treatment. (Refer to Note 15 for discussion related to Divestiture of Business Segment).

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
Restricted Cash
The Company’s restricted cash consists of cash deposited with a national financial institution in connection with irrevocable letters of credit issued to a network service provider. The total amount of restricted cash included in other assets (non-current) on the Consolidated Balance Sheets was $0.2 million and $0.3 million at December 31, 2014 and 2013, respectively. In addition $1.4 million of restricted cash was included in other current assets in the Consolidated Balance Sheet as of December 31, 2014, which was placed into an escrow account associated with the sale of its Unity business segment.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2014, accounts receivables from European customers represented 51% of total accounts receivable of which 82% were due within the Company’s standard credit term of 30 days and 97% were aged less than 90 days past due.
As of December 31, 2014, one individual customer accounted for 12% of total accounts receivable. As of December 31, 2013, no individual customer represented 10% or more of total accounts receivable. For the years ended December 31, 2014, 2013, and 2012, no individual customer represented more than 10% of total revenues.
For the year ended December 31, 2014, two suppliers represented 14% and 13% of total network access costs, respectively. For the year ended December 31, 2013, one individual supplier represented 13% of total network access costs. For the year ended December 31, 2012 two suppliers accounted for 16% and 14% of total network access costs, respectively. No other individual supplier represented more than 10% of total network access costs in 2014, 2013 and 2012.
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
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal, state or foreign income taxes has been provided. As of December 31 2014, approximately $8.9 million of foreign earnings have been deemed repatriated under the US tax law. Only the US federal and state income tax consequences have been provided on those earnings, however, they will not be deemed to be repatriated under foreign laws. The major foreign jurisdictions where the Company has operations

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes India and the U.K. Upon distribution of earnings from India and the U.K. in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2014 and 2013, the cumulative undistributed earnings of the Company’s foreign subsidiaries approximated $12.9 million and $11.5 million, respectively. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2014 and 2013 was $0.9 million and $0.9 million, respectively. The Company currently does not intend to distribute any of its remaining unrepatriated earnings by its foreign subsidiaries to the parent company in the U.S. If the income is to be distributed, the net of $4.0 million will be subject to US tax.
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
Network Fees
The Company recognizes network fees during the period the services are rendered to the end-users based on usage or a flat fee. The Company has two types of flat fee arrangements for its network services. The first is a recurring flat fee that is billed at the same dollar amount each month. The second is a recurring fee calculated based on a flat fee per user per month, of which the dollar amount billed would differ month-to-month depending on the number of users using the Company’s services during a given month. The Company frequently requires customers to commit to minimum network fees associated with monthly, quarterly or annual minimum network usage or over the term of the arrangement. For customers that have agreed to a Minimum Monthly Commitment (MMC), the customer’s monthly invoice reflects the greater of the customer’s actual usage for the month or the MMC for that month. If the MMC exceeds actual usage (a “Shortfall”), the Company determines whether the Shortfall is fixed or determinable. If the Company concludes that the Shortfall is fixed or determinable, based upon customer specific billing history, and other revenue recognition criteria have been met, the Company recognizes as revenue the amount of Shortfall which is invoiced. If the Company concludes that the Shortfall is not fixed or determinable, the Company recognizes revenue when the Shortfall amount is collected. The Company also bills certain network fees upfront and recognizes such fees ratably over the term as services are provided.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Platform Services and Other Fees
Platform services are any services that allow a user to connect to a network using the iPass application. Fees for this service are typically based upon a monthly rate, and revenue is recognized during the month the services are provided. Revenue related to iPassConnect (“iPC”) fees, including extended support fees as the iPC product reached end-of-life in 2012, and Open Mobile Platform fees are typically based upon a monthly rate (per user rate or a flat fee) and are recognized during the month the services are provided. Start-up support service fees representing charges to new customers, customization services and standard training may be billed up-front in advance and recognized as revenue over the term of the contract or service delivery.
Deferred Revenue
The Company defers revenue for services that are billed in advance or prepaid as required per customer agreements. Revenue is recognized as the services are being delivered, or ratably over the contract term, depending on the nature of the service. Amounts expected to be recognized as revenue within one year are classified as short-term.
Network Access Costs
Network access costs represent the amounts paid to network access providers monthly for the usage of their networks. The Company has minimum purchase commitments with some network service providers for access that it expects to utilize during the term of the contracts. Costs of minimum purchase contracts are recognized as network access costs at the greater of the minimum commitment or actual usage.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2014, 2013, and 2012 were approximately $0.1 million each year.
Internal Use Software Development Costs
The Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $0.3 million, $0.3 million, and $2.6 million in 2014, 2013, and 2012 respectively. $2.6 million of capitalized software cost in 2012 related to the development of a replacement enterprise resource planning (ERP) system.
Depreciation expense related to the purchase of the ERP system was approximately $0.7 million, and $0.7 million in 2014 and 2013, respectively. $0.2 million of amortization expense was recorded in 2014, 2013, and 2012 related to internal use software capitalized in 2011. Management evaluates the useful lives of the Company’s assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long lived assets during the years ended December 31, 2014, 2013 and 2012.

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

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recurring fair values of these financial assets (excluding cash) were determined using the following inputs at December 31, 2014 and December 31, 2013, respectively:

	As of December 31, 2014				As of December 31, 2013
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$29,306	$—	$—	$29,306	$18,304	$—	$—	$18,304
Total financial assets	$29,306	$—	$—	$29,306	$18,304	$—	$—	$18,304

(1)	Held in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no transfers between Level 1, 2, and 3 between December 31, 2014, and December 31, 2013. As of December 31, 2014, and December 31, 2013, the carrying amount of accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short maturities. (Refer to Note 7 and 8 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 4. Property and Equipment
Property and equipment, net consisted of the following:

	Year Ended December 31,
	2014	2013
	(In thousands)
Equipment	$10,242	$15,134
Furniture and fixtures	1,923	2,110
Computer software	9,356	12,279
Construction in progress	306	749
Leasehold improvements	912	1,252
	22,739	31,524
Less: Accumulated depreciation and amortization	(16,526)	(23,082)
Property and equipment, net	$6,213	$8,442
Depreciation expense for continuing operations was approximately $3.2 million, $2.4 million, and $2.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Depreciation expense for discontinued operations was approximately $0.2 million, $0.4 million, and $0.1 million for the same periods.
During the year ended December 31, 2014, the Company retired approximately $8.5 million of gross property and equipment related to continuing operations, and recorded a loss on disposal of approximately $0.1 million. As part of completing the sale of its Unity business segment on June 30, 2014, the Company included approximately $2.0 million of gross property and equipment related to the discontinued operations in the gain on sale calculation.
During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. During April 2014, the Company acquired approximately $0.5 million of additional enterprise infrastructure hardware. As of December 31, 2014, the Company held approximately $2.0 million of this enterprise database software and infrastructure hardware in computer software and equipment.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Other Assets
Other assets (non-current) consisted of the following:

	Year Ended December 31,
	2014	2013
	(In thousands)
Deferred installation costs and other long-term assets	$—	$1,677
Deposits	563	808
Long-term deferred tax asset, net	134	96
Restricted cash	150	250
	$847	$2,831

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	Year Ended December 31,
	2014	2013
	(In thousands)
Tax liabilities	$1,300	$1,044
Accrued restructuring liabilities—current(1)	160	200
Accrued bonus, commissions and other employee benefits	2,043	2,395
Accrued for vendor financed property and equipment	832	746
Amounts due to customers	1,016	1,059
Other accrued liabilities	1,837	3,656
	$7,188	$9,100

(1)	See Note 7. Accrued Restructuring

Note 7. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of December 31, 2014, the Company had remaining lease payments of approximately $0.1 million, which were recorded at fair value at the time of restructuring plan was announced. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine the Level 3 fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.
During the first quarter of 2013, the Company announced a restructuring plan (the “Q1 2013 Plan”) to re-align its cost structure to focus investments, resources and operating expenses on the Company’s growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. As of December 31, 2014, the Company completed all of the related payments associated with this restructuring plan.
During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in a workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges during the current fiscal year, and had less than $0.1 million of payments remaining as of December 31, 2014.
The following is a rollforward of restructuring liability for the Q3 2014, Q1 2013, and 2009 Plans:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$317	$483	$736
Restructuring charges and related adjustments	733	653	26
Payments and adjustments	(890)	(819)	(279)
Ending balance	$160	$317	$483
As of December 31, 2014, less than $0.1 million of the balance represents employee termination costs and remaining $0.1 million mainly relates to exit cost of certain leased facilities.

As of December 31, 2014 and 2013, approximately $0.2 million and $0.2 million of the restructuring liability are included in accrued liabilities, respectively. The remaining restructuring liability of approximately $0.1 million is included in long-term liabilities at December 31, 2013.

Note 8. Vendor Financed Property and Equipment
In October, 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is to be paid over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is to be paid over two years. The total purchase financed by a vendor was approximately $3.1 million. Since October 2013, the Company made approximately $1.4 million of principal payments, and as of December 31, 2014, approximately $0.8 million and $0.9 million were recorded to accrued liabilities and vendor financed property and equipment, respectively based on the payment terms. The Company expects to pay principal payments of $0.8 million and $0.9 million in fiscal year 2015 and fiscal year 2016, respectively.
As of December 31, 2014, $0.9 million of vendor financed property and equipment is recorded at cost, which approximates a Level 3 fair value liability. The discounted cash flow valuation technique used to determine the Level 3 fair value, included inputs such as the future payment schedule based on the executed purchase agreement and a discount rate.

Note 9. Income Taxes
The provision for income taxes is based on continuing operations income (loss) for 2014, 2013 and 2012 before taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S Source	$(20,306)	$(16,819)	$(6,894)
Non-U.S. Source	1,000	1,332	634
Loss before income taxes	$(19,306)	$(15,487)	$(6,260)
The provision for income taxes for continuing operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
U.S. federal	$—	$—	$—
State	(3)	32	30
Foreign	278	334	495
	$275	$366	$525
Deferred:
U.S. federal	$(7,107)	$(1,351)	$(911)
State	(219)	—	—
Foreign	(50)	203	117
	$(7,376)	$(1,148)	$(794)
Benefit from income taxes	$(7,101)	$(782)	$(269)

Income tax expenses were recorded in discontinued operations for the year ended December 31, 2014, 2013, and 2012 of approximately $7.3 million, $1.4 million, and $0.9 million, respectively. This primarily reflects tax expense on discontinued operations offsetting benefit in continuing operations of $7.1 million, $0.8 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012 respectively. The offsetting tax benefits in 2014 represent the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business. The offsetting tax benefits in 2012 and 2013 represent the Company’s ability to utilize net operating losses to offset tax associated with the discontinued operation’s income.
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carry forwards. As of December 31, 2014 and 2013, the Company provided a full valuation allowance on its net deferred tax assets in the United States, Israel, Australia and Japan. The components of deferred tax assets consisted of the following:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$23,526	$46,364
Reserves and accruals	1,517	2,728
Research and other tax credits	5,880	6,328
Share based compensation	3,133	3,780
Property and equipment	3,224	43
Total deferred tax assets	$37,280	$59,243
Valuation allowance	(35,348)	(58,218)
Net deferred tax assets	$1,932	$1,025
Deferred tax liabilities:
Property and equipment	(1,606)	(751)
Total net deferred tax assets	$326	$274
The provision for income taxes for continuing operations differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(1)	(7)	(4)
Foreign tax rate differential	(1)	1	6
Amortization of stock-based compensation	2	1	1
Research and development benefit	(2)	(9)	(2)
Deemed repatriated foreign earnings	2	2	61
Other	—	—	1
Valuation Allowance	(1)	42	(32)
Provision for income taxes	(36)%	(5)%	(4)%
As of December 31, 2014, the Company had gross cumulative net operating loss carry forwards for federal and state tax reporting purposes of approximately $67.2 million and $48.1 million, respectively, which expire in various periods between 2015 and 2034. In addition, $7.6 million and $3.9 million for federal and state respectively, are related to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit accumulated paid-in capital if realized. Utilization of the net operating loss and tax credit carryforwards are subject to annual limitations due to certain ownership change rules provided by the Internal Revenue Service Code of 1986, as amended and similar state provisions. Also included in the valuation allowance as of December 31, 2014 is approximately $2.2 million related to net operating loss carry forwards in Israel.
As of December 31, 2014, the Company also has research and development tax credit carry forwards of approximately $4.4 million and $6.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forwards will expire in various amounts through 2034.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at January 1, 2013	$5,773
Increases for positions taken in prior years	282
Increases for positions related to the current year	832
Settlements with taxing authorities	(320)
Balance at December 31, 2013	$6,567
Increases for positions taken in prior years	5
Increases for positions related to the current year	186
Decreases for positions taken in prior years	(18)
Decreases for statutes lapsing	(66)
Settlements with taxing authorities	—
Balance at December 31, 2014	$6,674

The increase in unrecognized tax benefits primarily relates to certain research and development tax credits and the establishment of reserve on transfer pricing.
As of December 31, 2014 and 2013 , the company had $0.8 million and $0.8 million, respectively, of unrecognized tax benefits that if recognized will have an impact on the company's effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in 2015. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2015.
In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2014, 2013 and 2012.
Given the uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the range of estimated potential changes in underlying uncertain tax positions is between a decrease of $0.8 million and an increase of $0.3 million.
The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2007 to 2014 remain open to examination by certain of these major taxing jurisdictions.
The Company currently has income tax audits in progress in India and has accrued approximately $0.8 million in connection with these audits.

Note 10. Stockholders’ Equity
Equity Incentive Plans
The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units to employees (“Employee Plan”) and to directors (“Director Plan”). Stock options granted to employees generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to satisfy minimum statutory tax withholding obligations with respect to the vesting of restricted stock awards. Restricted stock awards with only performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined performance goals, including targeted earnings before interest, taxes and amortization (“EBITA”), targeted number of Open Mobile platform active users, and targeted quarterly revenue of Open Mobile.
During 2014 and 2013, the Company had granted a total of 420,000 and 1,935,000 shares of performance-based restricted stock awards, respectively, that vest based on targeted quarterly revenue of Open Mobile which carry a service-condition to vest in full if performance has not been met at December 31, 2017, however, vesting will be accelerated upon the achievement of performance goals; none of which had vested at December 31, 2014 as the performance goals had not been met.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a total of 753,925 outstanding shares of performance-based restricted stock awards related to targeted EBITA, none of which had vested as of December 31, 2014. No performance-based restricted stock awards were granted during the year ended December 31, 2012. During 2011, the Company had granted a total of 280,000 shares of performance-based restricted stock awards related to targeted number of Open Mobile platform active users which carry a service condition to vest four years from the grant date, however, vesting will be accelerated upon the achievement of performance goals; all of which had vested at December 31, 2014 based on achievement of the targeted number of Open Mobile platform active users. Vesting of all performance-based restricted stock awards is considered probable.
The number of shares authorized for issuance is automatically increased by 5% annually under the Employee Plan. Upon exercise, new shares are issued. As of December 31, 2014, 25,526,755 shares were available for grant under all plans.
The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards and Units Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2011	18,011,756	9,535,000	$1.82		1,051,090	$1.52
Authorized	3,206,969
Granted(1)	(1,993,000)	945,500	$2.31	$0.81	1,047,500	$2.16
Options Exercised		(1,247,776)	$1.10
Restricted Stock Vested(1)					(178,116)	$1.77
Terminated/cancelled/forfeited	995,912	(944,196)	$3.04		(51,716)	$1.80
Balance at December 31, 2012	20,221,637	8,288,528	$1.85		1,868,758	$1.85
Authorized	3,326,811
Granted(2)	(3,070,000)	1,085,000	$1.81	$0.70	1,985,000	$1.86
Options Exercised		(1,138,718)	$1.12
Restricted Stock Vested(2)					(558,083)	$2.06
Terminated/cancelled/forfeited	974,230	(628,230)	$2.70		(346,000)	$1.88
Balance at December 31, 2013	21,452,678	7,606,580	$1.89		2,949,675	$1.81
Authorized	3,472,551
Granted(3)	(1,505,000)	1,025,000	$1.56	$0.60	480,000	$1.18
Options Exercised	—	(135,499)	$1.03
Restricted Stock Vested(3)	—				(336,913)	$2.01
Terminated/cancelled/forfeited	2,106,526	(1,675,189)	$2.76		(431,337)	$1.98
Balance at December 31, 2014	25,526,755	6,820,892	$1.64		2,661,425	$1.65

(1)
Restricted stock granted during 2012 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2012 represent 229,832 restricted stock awards released (net of 51,716 shares withheld for taxes).

(2)
Restricted stock granted during 2013 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2013 represent 558,083 restricted stock awards released.

(3)
Restricted stock granted during 2014 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2014 represent 378,250 restricted stock awards released (net of 41,337 shares withheld for taxes).

The aggregate intrinsic value of options exercised was less than $0.1 million, $1.0 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2014:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.71— 1.05	1,674,308	4.68	$0.96	1,674,308	$0.96
1.06 — 1.48	1,472,255	4.32	1.26	1,372,255	1.26
1.49 — 1.62	1,442,113	7.70	1.58	716,927	1.55
1.63 — 2.32	1,595,000	7.99	1.93	713,011	1.98
2.33 —5.74	637,216	2.36	3.73	634,049	3.73
Total	6,820,892	5.80	1.64	5,110,550	1.61

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2014	6,820,892	$1.64	5.80	$869
Options vested and expected to vest at December 31, 2014	6,518,107	$1.64	5.65	$869
Options exercisable at December 31, 2014	5,110,550	$1.61	4.81	$857
Stock-Based Compensation
The following table sets forth the total stock-based compensation expense from continuing operations included in the Company’s Consolidated Statements of Comprehensive Loss:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Network operations	$202	$332	$200
Research and development	266	350	257
Sales and marketing	452	677	441
General and administrative	1,076	1,702	1,448
Total	$1,996	$3,061	$2,346

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Stock options	$815	$838	$1,122
Restricted stock	1,105	2,157	1,128
Employee stock purchase plan	76	66	96
Total	$1,996	$3,061	$2,346
Above tables are different from the stock-based compensation expenses disclosed in the consolidated statements of cash flows, which includes stock-based compensation expenses related to discontinued operations.
As of December 31, 2014, there was $0.8 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 2.5 years. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, net of expected forfeitures which is expected to be recognized over the remaining weighted average vesting period of 2.4 years.
Valuation Assumptions

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free rate	1.07%	0.89%	0.35%
Expected dividend yield	—%	—%	—%
Expected volatility	53%	50%	52%
Expected term	3.5 years	3.8 years	3.1 years
Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended December 31, 2014, 2013 and 2012, the Company did not pay any cash dividends on its common stock and does not expect to pay cash dividends in the future.
The total grant date fair value of the restricted awards stock granted during the years ended December 31, 2014, 2013, and 2012 was approximately $0.6 million, $3.7 million, and $2.3 million, respectively, which will be recognized over the requisite service periods.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). As of December 31, 2014, the Company reserved 7.5 million shares of common stock for issuance under the ESPP plan and approximately 4.7 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or $25,000 worth of common stock in any one calendar year. During the years ended December 31, 2014, 2013 and 2012, 118,501, 137,091, and 186,275 shares were purchased at average per share prices of $1.27, $1.60, and $1.09, respectively.
Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2014, 2013, and 2012 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free rate	0.10%	0.09%	0.09%
Expected dividend yield	—%	—%	—%
Expected volatility	63%	51%	55%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

Note 11. Commitments and Contingencies
Leases and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, including approximately $0.1 million of future payments on leases accounted for under the Company’s restructuring plans, as of December 31, 2014, are as follows:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases
(In thousands)
Year ending December 31:
2015	$1,806
2016	1,310
2017	1,171
2018	1,050
2019 and thereafter	$2,099
$7,436
Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2014, 2013, and 2012 was $2.3 million, $2.3 million, and $2.4 million, respectively.
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through 2017. Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2015	$5,946
2016	659
2017	$44
$6,649
Included above, the Company has a future minimum purchase commitment of approximately $0.4 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid in the next two years. In addition, the Company expects to pay principal payments related to vendor financed property and equipment of $0.8 million, and $0.9 million in fiscal year 2015 and fiscal year 2016, respectively.
Sales Tax Liabilities
The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During subsequent years, this liability was reduced through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability to $0.9 million in 2014, $0.8 million in 2013 and $0.8 million in 2012, which is included in other long-term liabilities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2014, 2013 and 2012, there have been no employer contributions under this plan.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(12,205)	$(14,705)	$(5,991)
Net income from discontinued operations	19,179	2,393	1,613
Net income (loss)	6,974	(12,312)	(4,378)

Denominator:
Weighted average shares outstanding - basic and diluted	62,613,671	63,411,162	60,711,317

Total income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.19)	$(0.23)	$(0.10)
Income from discontinued operations	$0.30	$0.04	$0.03
Total net income (loss) per share	$0.11	$(0.19)	$(0.07)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	4,703,978	3,329,281	2,473,024
Restricted stock awards, including participating securities	2,195,750	2,615,705	1,819,261
Total	6,899,728	5,944,986	4,292,285
The weighted-average exercise price of options to purchase common stock excluded from the computation was $2.20, $2.84, and $3.59, for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 14. Segment and Geographic Information
Prior to 2014, the Company had two reportable operating segments, Mobility Services and iPass Unity Network Services (“Unity”). The Mobility Services segment includes services that help enterprises manage the networks, connections and devices used by their mobile workforce. The iPass Unity segment provided customers with Wi-Fi and Wide Area Network solutions.
On June 30, 2014, the Company entered into an agreement and completed the sale of its Unity business segment, which is reported in this filing as discontinued operations. Therefore, the Company currently has a single reportable operating segment, Mobility Services.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes total Company revenue from continuing operations by country or by geographical region:

	For the Year Ended December 31,
	2014	2013	2012
United States	35%	37%	41%
EMEA	48%	49%	44%
Asia Pacific	15%	13%	14%
Rest of the world	2%	1%	1%
No individual country, except for the United States, Germany, and the United Kingdom, accounted for 10% or more of total revenues for the years ended December 31, 2014, 2013, and 2012. Revenues in Germany accounted for 15%, 11%, and 9% of total revenues in 2014, 2013, and 2012, respectively. Revenues in the United Kingdom accounted for 11%, 13%, and 12% of total revenues in 2014, 2013, and 2012, respectively. One customer accounted for 10% of total revenues for the years ended December 31, 2014. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2013, and 2012. International revenues are determined by the location of the customer’s headquarters.

Note 15. Divestiture of Business Segment
On June 30, 2014 the Company entered into an agreement and completed the sale of its Unity business segment for gross cash proceeds of approximately $28.1 million, and accrued approximately $2.2 million of transaction costs which were fully paid as of December 31, 2014. The Company recorded a gain on sale of approximately $25.0 million. The gross cash proceeds included $1.4 million that was placed into an escrow account to cover any contingent claims made by the buyer against iPass through June 30, 2015 and is recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets. As of December 31, 2014, no claims have been made against the escrow account. In accordance with ASC 205-20, the results of operations for the Unity business segment are reported as discontinued operations.  The Company did not have any assets held for sale as of December 31, 2013 or prior to the sale in the second quarter of 2014.

Concurrent with the sale of its Unity business segment, iPass and the buyer entered into a transition services agreement pursuant to which each of the parties will provide certain transitional, administrative, and support services to the other party for a period up to six months, which may be extended upon mutual agreement. Such services provided to the buyer by iPass were recorded as contra-expense since the Company was reimbursed for the service cost incurred. Activity associated with transitional service is not considered significant relative to the consolidated financial statements of the Company and substantially concluded as of December 31, 2014.

Income tax expense was recorded in discontinued operations for the year ended December 31, 2014, 2013, and 2012 of approximately $7.3 million, $1.4 million, and $0.9 million, respectively. This primarily reflects tax expense on income or gains from discontinued operations with an offsetting benefit in continuing operations of $7.1 million, $0.8 million, and $0.3 million for the year ended December 31, 2014, 2013, and 2012 respectively. The offsetting tax benefits in 2014 represent the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business.

The following table presents the revenues and components of discontinued operations, net of tax.

	Six Months ended June 30,	Year Ended December 31,
	2014	2013	2012
Revenue	15,458	33,386	33,548
Income from discontinued operations before income taxes	1,506	3,744	2,524
Gain on sale of discontinued operations before income taxes	25,014	—	—
Provision for income taxes	(7,341)	(1,351)	(911)
Income from discontinued operations, net of tax	$19,179	$2,393	$1,613

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16. Subsequent Event

On February 16, 2015, it was determined that Evan Kaplan, Chief Executive Officer and President of iPass Inc., would cease to be an officer and employee of iPass effective at a date in early March 2015, immediately following the filing of the iPass Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On February 16, 2015, the Board of Directors of iPass appointed Gary Griffiths as Chief Executive Officer and President of iPass Inc., effective at such time as Mr. Kaplan ceases to operate in that role.

On February 22, 2015, the Board of Directors appointed Michael Chang as a director of iPass, to serve in such capacity until the next annual meeting or until his earlier death, resignation or removal. In connection with his appointment, Mr. Chang was appointed to the Audit Committee and the Compensation Committee of the Board of Directors, replacing Gary Griffiths on those committees.

On February 18, 2015, the Company announced it had concluded the strategic alternatives review process that was initiated in September of 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/S/ EVAN L. KAPLAN
Evan L. Kaplan President and Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gary A. Griffiths and Karen J. Willem, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN L. KAPLAN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
Evan L. Kaplan

/S/ KAREN J. WILLEM	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2015
Karen J. Willem

/S/ DARIN R. VICKERY	Vice President and Corporate Controller (Principal Accounting Officer)	March 13, 2015
Darin R. Vickery

/S/ JOHN D. BELETIC	Chairman and Director	March 13, 2015
John D. Beletic

/S/ MICHAEL M. CHANG	Director	March 13, 2015
Michael M. Chang

/S/ GARY A. GRIFFITHS	Director	March 13, 2015
Gary A. Griffiths

/S/ ROBERT J. MAJTELES	Director	March 13, 2015
Robert J. Majteles

/S/ MICHAEL J. TEDESCO	Director	March 13, 2015
Michael J. Tedesco

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to (recovered from) Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2014	$1,010	$(169)	$669	$172
2013	1,173	134	297	1,010
2012	1,605	(66)	366	1,173

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1
Purchase Agreement by and between iPass Inc., Tolt Solutions, Inc., and MNS Holdings LLC. (Filed as Exhibit 2.1 to our Form 8-K (SEC File No. 000-50327), filed on July 7, 2014, and incorporated by reference herein.)

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.2 to our Form 10-Q (SEC File No. 000-50327), filed on August 7, 2009, and incorporated by reference herein.)

3.3
Certificate of Change to Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 8-K (SEC File No. 000-50327), filed on February 3, 2010, and incorporated by reference herein.)

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1*	iPass Inc. 2003 Equity Incentive Plan. (Filed as Appendix A to our Proxy Statement (SEC File No. 000-50327), filed on July 14, 2009, and incorporated by reference herein.)

10.2*
Form of Stock Option Grant Notice under the 2003 Equity Incentive Plan. (Filed as Exhibit 10.1.1 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.3*
Form of Restricted Stock Grant Notice and Agreement for Vice Presidents and above, under the Company’s 2003 Equity Incentive Plan. (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.)

10.4*
Form of Restricted Stock Grant Notice and Agreement for below Vice Presidents, under the Company’s 2003 Equity Incentive Plan. (Filed as Exhibit 10.2 to our Form 10-Q (SEC File No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.)

10.5*
Form of Performance Shares Grant Notice and Agreement, under the Company’s 2003 Equity Incentive Plan. (Filed as Exhibit 10.3 to our Form 10-Q (SEC File No. 000-50327), filed on May 10, 2007, and incorporated by reference herein.)

10.6*	iPass Inc. 2003 Non-Employee Directors Plan. (Filed as Appendix B to our Proxy Statement (SEC File No. 000-50327), filed on July 14, 2009, and incorporated by reference herein.)

10.7*
Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Non-Employee Directors Plan. (Filed as Exhibit 10.2.1 to our Form 10-K (SEC File No. 000-50327), filed on March 29, 2007, and incorporated by reference herein.)

10.8*
Forms of Stock Option Grant Notice and Stock Option Agreement under the 2003 Non-Employee Directors Plan. (Filed as Exhibit 10.2.2 to our Form 10-K (SEC File No. 000-50327), filed on March 29, 2007, and incorporated by reference herein.)

10.9*
iPass Inc. 2003 Employee Stock Purchase Plan and form of related agreements, as amended. (Filed as Exhibit 10.7 to our Registration Statement Form S-1, as amended (SEC File No. 333-102715), originally filed on January 24, 2003 and amended on July 1, 2003, and incorporated by reference herein.)

10.10*
Outside Director Compensation Arrangement. (Previously disclosed under the caption “Compensation of Directors” in our Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50327), filed on April 23, 2013, and incorporated by reference herein.)

10.11*
iPass Inc. Amended and Restated Executive Corporate Transaction and Severance Benefit Plan, as amended. (Filed as Exhibit 10.1 to our Form 8-K (SEC File No. 000-50327), filed on July 6, 2011, and incorporated by reference herein.)

10.12*
iPass Inc. Key Employee Corporate Transaction and Severance Benefit Plan. (Filed as Exhibit 10.26 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.)

10.13*	iPass Inc. Severance Benefit Plan. (Filed as Exhibit 10.25 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.)

10.14*
Employment Agreement, dated November 1, 2008, between Registrant and Evan L. Kaplan. (Filed as Exhibit 10.28 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.)

10.15*
Amendment to the Employment Agreement, dated May 28, 2009, between Registrant and Evan L. Kaplan (Described in our Form 8-K (SEC File No. 000-50327), filed on June 1, 2009, which description is incorporated by reference herein).

10.16*
Amendment to the Employment Agreement, dated February 15, 2012, between Registrant and Evan L. Kaplan. (Filed as Exhibit 10.16 to our Form 10-K (SEC File No. 000-50327), filed March 7, 2012, and incorporated herein by reference.)

10.17*	2013 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on March 20, 2013, which description is incorporated by reference herein.)

10.18*	Form of Indemnity Agreement. (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2014, and incorporated by reference herein.)

10.19
Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended). (Filed as Exhibit 10.8 to our Registration Statement Form S-1, as amended (SEC File No. 333-102715), originally filed on January 24, 2003 and amended on July 1, 2003, and incorporated by reference herein.)

10.20
OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto. (Filed as Exhibit 10.13 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.21
Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc. (Filed as Exhibit 10.14 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.22*	Offer Letter with Karen Willem dated June 7, 2013. (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on August 8, 2013, and incorporated by reference herein.)

10.23*	Offer Letter with June Bower dated November 6, 2013. (Filed as Exhibit 10.25 to our Form 10-K (SEC File No. 000-50327), filed on March 11, 2014, and incorporated by reference herein.)

10.24*
Amendment to the annual salary and total cash compensation for Barbara Nelson, Senior Vice President and Chief Technology Officer. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on August 1, 2014, and incorporated herein by reference.)

10.25	Lease Agreement, dated September 22, 2014, between iPass Inc. and Westport Office Park, LLC.

10.26*
2014 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (Registration No. 000-50327), filed on April 29, 2014, and Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on October 3, 2014, which descriptions are incorporated herein by reference.)

10.27*	2015 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on February 20, 2015, which description is incorporated herein by reference.)

10.28*	Offer Letter with Gary A. Griffiths, dated February 16, 2015.

10.29*	Offer Letter with Patricia Hume, dated February 16, 2015.
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract, compensatory plan or arrangement.