Form 10-K/A
IPASS INC
filed 2015-04-29
CIK 1053374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of large “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2014 as reported by the Nasdaq Global Market on that date: $66,416,138.  The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 9,122,334 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2014. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 27, 2015, was 65,958,694.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 13, 2015 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update the disclosures in the original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the original Form 10-K and the Company’s other filings with the SEC.

In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

iPASS INC.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
Amendment No. 1

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information regarding our directors and executive officers as of April 20, 2015.

NAME	AGE	POSITION HELD WITH IPASS
John D. Beletic	63	Chairman of the Board of Directors
Gary A. Griffiths	64	President, Chief Executive Officer and Director
Michael M. Chang	41	Director
Robert J. Majteles	50	Director
David E. Panos	52	Director
Michael J. Tedesco	48	Director
Laurence M. Toney	48	Director
Karen J. Willem	59	Senior Vice President, Chief Financial Officer and Corporate Secretary
Patricia R. Hume	58	Chief Commercial Officer
Barbara M. Nelson	54	Chief Technology Officer
June L. Bower	60	Chief Marketing Officer
Renatus Hendrikse	48	Vice President of Worldwide Sales
John D. Beletic has served as a member of our Board of Directors since November 1999 and as our Chairman since November 2008.
Background. Since November 2011, Mr. Beletic has been Chairman or Vice Chairman of Xiotech Inc. (X-IO Technologies), a provider of enterprise level disk storage systems. He previously also served as President and Chief Executive Officer of X-IO from November 2011 to May 2014. Since July 2002, Mr. Beletic has been a venture partner with Oak Investment Partners, a venture capital firm. Since November 2008, he has been Executive Chairman or Chairman of Accent Health, a media company. Until December 2009 he was Chairman of FiberTower Corporation, a provider of wireless backhaul services to mobile network carriers, where he previously served from August 2006 to September 2008 as Executive Chairman. From July 2002 to September 2004, Mr. Beletic served as Executive Chairman of Oculan Corporation, a network monitoring and intrusion detection company. From August 1994 until December 2001, Mr. Beletic was the Chief Executive Officer and Chairman of the Board of PageMart Inc., a wireless messaging service, which became Weblink Wireless, Inc., a communications service company, in January 2000. Mr. Beletic was Chairman and Chief Executive Officer of Tigon Corporation, a voicemail service provider, which was acquired by Ameritech Corporation, a telecommunications company, in 1988. Mr. Beletic also serves as lead director on the board of directors of Tessco Technologies, a wireless technology provider, and as a director of Cheddars, a restaurant company.
Qualifications. Mr. Beletic has spent most of the past two decades in executive and board-level leadership positions at wireless and telecommunications corporations. The Board of Directors believes that his business experience as a successful Chief Executive Officer of several companies, and his leadership position on the board of directors of other companies, allows Mr. Beletic to provide valuable advice and guidance to the Board of Directors and iPass’ management team, particularly in strategic matters, and to provide leadership as the Chairman of the Board.
Directorships. Mr. Beletic currently serves on the board at Tessco Technologies, a publicly traded wireless technology provider, and on the boards of a number of privately held companies, including as Chairman of the Board of Accent Health, Vice Chairman of X-IO Technologies, and on the board of Cheddars. Mr. Beletic also served on the board of directors at FiberTower Corporation, a publicly traded provider of wireless backhaul services to mobile network carriers, until December 2009. He has served on 19 boards of directors during his career.
Gary A. Griffiths has served as our President and Chief Executive Officer since March 2015, and as a member of our Board of Directors since June 2009.

Background. From February 2010 to February 2015, Mr. Griffiths was the co-founder and Chief Executive Officer of Trapit, Inc., a company focused on Internet information discovery, where he was responsible for the general management of the business, including strategy, operations and finance. Mr. Griffiths joined WebEx Communications, Inc., a telecommunications firm specializing in the provision of web-based conferencing solutions in December 2005 as Vice President of Products, and became President, Products and Operations. Upon the acquisition in May 2007 by Cisco Systems, Inc. of WebEx, Mr. Griffiths became a Vice President at Cisco, where he remained until April 2008. From June 1999 to December 2005, Mr. Griffiths was Chairman, President and Chief Executive Officer at Everdream Corporation, a technology Software-as-a-Service company. Mr. Griffiths was also the Chief Executive Officer at SegaSoft, Inc. from January 1996 until its acquisition by Sega, Inc. in March of 1999.
Qualifications. Mr. Griffiths has held leadership positions at several large and prominent telecommunications companies, and was a vice president in charge of both products and operations at these companies. The Board of Directors believes that his senior management experience across both the technical and operational sides of these businesses allows Mr. Griffiths to provide valuable advice and guidance to iPass’ management team and Board of Directors in terms of both product sales and marketing and corporate operations. In addition, Mr. Griffiths has extensive experience with overseeing financial and accounting matters and strategic initiatives at small technology companies.
Directorships. Mr. Griffiths currently serves on the board of directors of Silicon Graphics International Corp., a publicly traded server, storage systems and data center infrastructure company, and Janrain, a private internet software company.
Michael M. Chang has served as a member of our Board of Directors since February 2015.
Background.  Since 2012, Mr. Chang has served as CEO of YesVideo, the leading cloud platform for preserving and sharing family memories.  Mr. Chang is responsible for defining the company's market vision and leading his team to continued success by creating innovative products and services for the millions of consumers that YesVideo serves. Named one of America's Most Promising Companies by Forbes in 2014, YesVideo is the leader in photo and video digitization, and handles all orders for Costco, Walmart, Sam's Club, Target, and CVS. Under Mr. Chang's leadership, the company has created a new business unit, Legacy Republic, the first mission-driven marketplace for memories. In 2004, Mr. Chang founded Greystripe, which became the leading mobile advertising platform that provides smarter mobile solutions through full-screen ad formats, world-class data and proprietary cross-device targeting capabilities. At Greystripe, Mr. Chang developed relationships with hundreds of brands, including Wrigley, Unilever, Burger King, Yahoo!, and Buick, as well as advertising agencies such as AKQA, Starcom MediaVest, DraftFCB, Razorfish and McCann. In 2011, Mr. Chang negotiated a deal with Valueclick that led to a $70 million acquisition of Greystripe. Prior to Greystripe, Mr. Chang served as an Associate at Incubic Venture Capital, where he was responsible for investments in Internet and software companies.
Qualifications. Mr. Chang has over fifteen years of experience as a founder and executive officer in the mobile advertising and consumer cloud industries leading product strategy and design.
Directorships. Mr. Chang does not currently serve on the board of directors of any public company other than iPass.
Robert J. Majteles has served on our Board of Directors since June of 2009.
Background. Mr. Majteles is the managing partner of Treehouse Capital LLC, an investment firm, and has held that position since 2000. He has been a Chief Executive Officer at three companies, including one which was publicly traded, and has served successfully as a board member of, and an investor in, many public and private technology companies. In addition, Mr. Majteles has worked as a mergers and acquisitions attorney and an investment banker.
Qualifications. Mr. Majteles’ qualifications to serve on our Board of Directors include, among other skills and qualifications, his current activities as founder and managing partner of Treehouse Capital LLC, an investment firm; his extensive experience serving on and chairing boards of directors and audit, compensation and nominating and governance committees; his prior experiences as a Chief Executive Officer of three technology companies; and his prior experiences as an investment banker and an attorney.
Directorships. Mr. Majteles currently sits on the board of directors of U.S. Auto Parts Network, Inc., an e-commerce company focused on auto parts, where he serves as Chairman of the Board, and Rightside Group, Ltd, a domain name registry and registrar, where he serves as Chairman of the Nominating and Governance Committee. During the past five years, Mr. Majteles has also served on the board of directors at Rovi Corporation (formerly Macrovision), a digital entertainment technology company; Unify Corporation, a business software and services company; Adept Technology, Inc., a robotics systems and services company and Comarco, Inc., a company focused on the design and manufacture of mobile power devices.
David E. Panos has served as a member of our Board of Directors since April 2015.

Background. Since August, 2014, Mr. Panos has served as a consultant to and Chairman of the Board of Directors of Rightside Group, a publicly traded domain name services company. From January 2014 until August, 2014 Mr. Panos served as a consultant to Demand Media, and between 2008 and December 2013, Mr. Panos served in several senior roles with Demand Media, including Executive Vice President, Emerging Markets, Chief Strategy Officer and Chief Marketing Officer. An entrepreneur with 25 years of internet, software and SaaS company experience, Mr. Panos co-founded and previously served as Chief Executive Officer of Pluck Corporation, a white label social media community platform, from 2003 until it’s acquisition in 2008 by Demand Media. Before starting Pluck Corporation, Mr. Panos was a Venture Partner at Austin Ventures from 2001 to 2003.

Qualifications. Mr. Panos’ qualifications to serve on our Board of Directors include, among other skills and qualifications, his having spent most of the past 25 years in executive and board-level leadership roles in high growth internet, software and Software-as-a-Service corporations. The Board of Directors believes that his business experience as a successful private company Chief Executive Officer and as a named executive officer of a public company and board chairman of another public company enables him to provide significant strategic and corporate governance leadership to our management team and Board of Directors.

Directorships. Mr. Panos currently serves as Chairman and Board Director for Rightside Group, a publicly traded domain name services company. He also serves as a board director for NameJet, a joint venture between Rightside and Web.com, and as a board director for the Nicaragua Resource Network, a 501(c)(3) corporation.
Michael J. Tedesco has served as a member of our Board of Directors since October 2014.
Background.  Mr. Tedesco is the founder and Managing Member of Wellspring Growth Partners LLC, an investment firm that also provides capital raising, corporate development and strategic advisory services to growth companies in the technology and consumer products sectors, and has held that position since March 2015.  From January 2011 until July 2014, Mr. Tedesco served as Head of US M&A and Global Technology M&A at Jefferies, a leading growth-oriented independent investment bank.  Prior to Jefferies, from September 1994 until December 2010, Mr. Tedesco served in roles including head of Global Technology M&A and Co-Head of Americas Technology Banking at Citigroup and its predecessor Salomon Brothers. He is an investor in and advisor to a number of privately held software, consumer internet, eCommerce and enterprise technology businesses.  He serves on the board of privately held GeoScale, a provider of software and technology solutions to the oil and gas discovery and production industry.
    Qualifications. Mr. Tedesco’ qualifications to serve on our Board of Directors include, among other skills and qualifications, his current activities as founder and Managing Member of Wellspring Growth Partners LLC, an investment and advisory firm.  Mr. Tedesco has advised boards and CEOs on high profile, complex corporate transactions for technology companies both large and small.
Directorships. Mr. Tedesco does not currently serve on the board of directors of any public company other than iPass.
Laurence “Lo” Toney has served as a member of our Board of Directors since April 2015.
Background. Since September, 2014, Mr. Toney has been a partner in Comcast Ventures “Catalyst Fund,” a venture capital fund that targets minority entrepreneurs. From January 2013 until September, 2014, Mr. Toney served as CEO of LearnStreet, and from March 2010 until October 2012, he was general manager for Poker at Zynga, the game-maker’s largest franchise. From July 2008 until November 2009, Mr Toney was vice president products and marketing at Cake Financial, which was acquired by eTrade. He has held executive product management and general management roles in Nike.com and eBay, and has also worked in a number of start-ups, some of which were acquired by larger companies.
Qualifications. Mr. Toney has spent most of the past 20 years in executive leadership roles, especially products and product management, in high growth Internet, software and financial corporations. He is a recognized leader in increasing racial and gender diversity in Silicon Valley. The Board of Directors believes that Mr. Toney’s deep product experience in companies large and small, his entrepreneurial spirit, and proven record for implementing change enables him to provide significant strategic and tactical guidance and leadership to our management team and Board of Directors.
Directorships. Mr. Toney does not currently serve on the board of directors of any public company other than iPass.
Karen J. Willem has served as our Senior Vice President and Chief Financial Officer since July 2013.  Prior to joining iPass, Ms. Willem was the Chief Financial Officer for Xsigo Systems, a provider of network virtualization technology, from October 2010 until it was acquired by Oracle in December 2012, where she was responsible for all aspects of the company’s financial functions. Ms. Willem served as Senior Vice President and Chief Financial Officer of Openwave Systems Inc., a provider of software applications and infrastructure to converge the mobile and broadband experience across all devices, from July 2008 to March 2010, where she was responsible for all aspects of the company’s financial functions. From September 2003 to June 2008, Ms. Willem served as Executive Vice President and Chief Financial Officer of Cassatt Corporation, a utility computing software company. From September 2002 to August 2003, Ms. Willem served as Senior Vice President and Chief Financial Officer of iVAST, Inc., a digital media software company. From 2000 to 2002, Ms. Willem served as President and Chief Executive Officer of ViewCentral, Inc., a web-based training automation software company. From 1997 to 2000, Ms. Willem served as Executive Vice President and Chief Financial Officer of Brio Technology, Inc., a business intelligence software company. Ms. Willem received her BS in Biology from Bucknell University and her M.B.A from the University of Pittsburgh.
Patricia R. Hume has served as our Chief Commercial Officer since February 2015.   From May 2013 to February 2015, Ms. Hume served as the President of Trapit, Inc., a company focused on Internet information discovery, where she was responsible for sales, marketing, business development, and customer success worldwide.  From November 2012 to April 2013, Ms. Hume was the Chief Revenue Officer at Visier Corporation, where she was responsible for global sales and business development.   Prior to Visier, Ms. Hume was the Worldwide Vice President of Sales at Convio from August 2011 until Convio’s acquisition by Blackbaud in October 2012 where she was responsible for GTM planning, global sales, business development and channels.   From December 2007 to July 2011, Ms. Hume was the Senior Vice President of Global Indirect Channels at SAP AG where he was responsible for GTM planning and the global revenue derived from SAP's channel partners.   Previous to SAP AG, Ms. Hume worked in senior management positions at a number of high-tech companies including Avaya, IBM and Lotus.   Ms. Hume received a Bachelor of Science degree in Economics from the University of Scranton.
Barbara M. Nelson has served as our Senior Vice President and Chief Technology Officer since April 2012 and served as our Chief Technology Officer since 2008. Ms. Nelson joined iPass in 2002, and has held a variety of roles including Client Architect, Vice President, Information Systems and Vice President, Engineering. Prior to her employment at iPass, Ms. Nelson held a number of engineering and engineering management positions at Extricity, General Magic and Retix. Ms. Nelson received a bachelor’s degree with honors in computer science from University College Dublin, Ireland.
June L. Bower has served as our Chief Marketing Officer since November 2013. From January 2012 to January 2013, Ms. Bower served as Executive Vice President of Marketing at Financial Engines where she developed marketing programs and products for corporate and employee customers. From May 2008 to December 2011, Ms. Bower served as Vice President, Online Business, Collaboration Software Group at Cisco Systems, where she was responsible for global marketing, sales and products sold directly online through the WebEx web site. From November 2006 to April 2008, Ms. Bower served as Vice President, Consumer and Entertainment Marketing for Alcatel-Lucent, a communications technology company. From June 2005 to October 2006, she was Vice President and Chief Marketing Officer for Mobiltec, a mobile startup acquired by Alcatel-Lucent. Previous to Alcatel-Lucent, Ms. Bower worked in senior marketing positions at a number of high-tech companies including Apple, Adobe and Openwave. Ms. Bower received an M.B.A from Pepperdine University and a bachelor’s degree in psycholinguistics from Stanford University.
Renatus Hendrikse has served as our Vice President Worldwide Sales since October 2014. Prior to his promotion as Vice President Worldwide Sales, from July 2008 to September 2014, Mr. Hendrikse served as our Vice President of Sales for the EMEA region, where he was responsible for the iPass Enterprise revenue which is generated by both direct and indirect sales channels for the EMEA region. From October 2004 to July 2008, Mr. Hendrikse was a Sales Director at iPass. Prior to joining iPass, Mr. Hendrikse held several sales management and business development positions at companies including CompuServe, FiberLink, UUNet and WorldCom (now Verizon). Mr. Hendrikse received a Bachelor of Science degree in Information Technology from the Hogeschool of Utrecht, the Netherlands.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires iPass’ directors and executive officers, and persons who own more than ten percent of a registered class of iPass’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of iPass. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish iPass with copies of all Section 16(a) forms they file.
To iPass’ knowledge, based solely on a review of the copies of such reports furnished to iPass, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
CODE OF CONDUCT AND ETHICS
We have adopted a code of conduct and ethics that applies to all members of our Board of Directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. This code of conduct and ethics is posted on our website at www.ipass.com, and our code of conduct and ethics may be found as follows:

1.	From our main web page, roll over “About”;

2.	Next, click on “Investors”;

3.	Scroll to the bottom of the page on the Investor’s site;

4.	Then, click on “Corporate Governance”; and

5.	Finally, under “Governance Documents”, click on “Code of Conduct”.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of this code of conduct and ethics by posting such information on our website, at the address and location noted above.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Majteles, Panos and Tedesco. The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews, and approves the independent registered public accounting firm to perform, any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by iPass regarding internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets with management and the independent registered public accounting firm to review our annual audited financial statements, quarterly financial statements, quarterly earnings releases and disclosures in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. The Audit Committee met nine times during 2014. Our Audit Committee Charter is available on our website at investor.ipass.com.
The Board of Directors has reviewed the Nasdaq Listing Rules definition of “independence” for Audit Committee members and has determined that all members of our Audit Committee, both in 2014 and currently, are independent (as independence is currently defined in Rule 5605(c)(2) of the Nasdaq Listing Rules). The Board of Directors has determined that, Mr. Majteles qualified as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (SEC) rules. The Board of Directors made a qualitative assessment of Mr. Majteles’ level of knowledge and experience based on a number of factors, including his formal education and experience as Chief Executive Officer of three companies; CAMAX, ULTRADATA and Citadon and his experience serving on the audit committees of a number of public companies.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Business Overview and Strategy
We are a global Wi-Fi roaming market leader for enterprise employees and service provider subscribers. We knit the world’s commercial Wi-Fi networks together to create a single global Wi-Fi network. With the massive acceleration of the broader Wi-Fi industry, in which mobile phones, tablets and laptops are Wi-Fi enabled, and in which Wi-Fi has become the preferred connectivity option for billions of devices, we believe that we are uniquely positioned to take advantage of the expanding global demand for Wi-Fi services.
We provide global enterprises and telecommunication carriers with cloud-based mobility management and Wi-Fi connectivity services. Through our proprietary technology platform and our global Wi-Fi network, we offer enterprises cross-device, cross-network, seamless Wi-Fi connectivity services and significant cost savings. We also offer global telecommunication carriers Wi-Fi enablement services that allow these carriers the ability to monetize their Wi-Fi networks and enable data roaming solutions for their subscribers.
Our compensation structure is designed to support our business strategy by providing incentives to executives to successfully execute our business strategy and operate our business in a financially efficient manner, as well as retain our executive talent. In 2014, we delivered on a number of key business initiatives, including increasing momentum for our Open Mobile growth engine and gaining additional traction in our Open Mobile Exchange business by signing new technology partners.
Executive Compensation Guiding Principles
We compete for executive talent in the Silicon Valley which is among the most volatile and fast-moving labor markets in the world. In order to attract, motivate, and retain key executive officers with the ability to drive our success, the Compensation Committee (the “Committee”) has established our compensation program to be competitive with that of other companies with which we compete for talent, and provide our executives incentives to drive stockholder value over the long-term. The Committee has established the following principles to guide the design and operation of our executive compensation program:

•	Compensation programs must enable us to attract and retain talent from the internet software and services industry and technology industries in general;

•	Incentive awards will be based on financial results and strategic goals that support our long-term business objectives;

•	Incentive programs must motivate desired behaviors and reward executive officers based on results, not effort; and

•	The compensation strategy should be straightforward and easy to understand to facilitate clear communication of expectations to executive officers and stockholders.
The Committee reviews these principles periodically to ensure continued alignment with our business strategy. In addition, the Committee considers relevant business and external factors in determining how to implement these principles from year-to-year.
Summary of Executive Compensation Practices and Policies
We have implemented a number of policies and practices to drive performance, mitigate excessive risk taking and promote alignment of executive and shareholder interests. A summary of these policies and practices is below.
What We Do

•	Place a significant percentage of compensation at risk;

•	Include double-trigger change in control provisions ;

•	Review historical compensation and realizable compensation projections when making executive compensation decisions;

•	Prohibit hedging transactions and short sales;

•	Utilize an independent compensation consulting firm which provides no other services to iPass; and

•	Provide reasonable post-employment provisions.

What We Don’t Do

•	No re-pricing of underwater Stock Options;

•	No inclusion of the value of equity awards in severance calculations;

•	No excise tax gross-up upon a change in control; and

•	No perquisites or supplementary retirement benefits.
Key 2014 Compensation Decisions
In 2014, the Committee made the following key decisions regarding the compensation program for executive officers:

•
Maintained the same base salaries and annual incentive opportunities as the prior year, with the exceptions of (1) Ms. Nelson, who received a base salary increase in July 2014, and (2) Ms. Willem, who received a $50,000 discretionary bonus in recognition of iPass' achievement and her personal performance in the sale of our Unity Managed Network Services business unit;

•
Revised the metrics and weights in the Executive Management Bonus Plan to provide increased emphasis on monetization of customers through Open Mobile revenue. The Committee adjusted the metrics in the fourth quarter to align with the then-current revenue goals of iPass; and

•
Granted executives equity that consisted primarily of performance-accelerated restricted stock awards to provide retention value in a range of performance scenarios, while simultaneously motivating achievement of targeted Open Mobile revenue goals in support of the long-term business strategy.

The Role of Stockholder Say-on-Pay Votes
At our 2013 Annual Meeting of Stockholders, the last annual meeting before we established executive compensation for 2014, we provided our stockholders with the opportunity to cast an advisory vote on our executive compensation. Our stockholders approved 2012 compensation of our named executive officers with 94.7% of the shares present and entitled to vote at the meeting voting "for" approval. The Committee viewed this approval as an endorsement of our compensation policies and practices and continued to conduct itself consistent with past practice in establishing 2014 executive compensation in April 2014. At our 2014 Annual Meeting of Stockholders, which was held after we established executive compensation for 2014, we again provided our stockholders with the opportunity to cast an advisory vote on our executive compensation. Our stockholders approved 2013 compensation of our named executive officers with 71.1% of the shares present and entitled to vote at the meeting voting “for” approval. Although the stockholder vote is non-binding, the Committee will consider the outcome of these and future votes when making future compensation decisions for our executive officers.
Market Positioning Philosophy
In general, the Committee targets the 50th percentile, defined as the middle point of relevant peer group and survey market data (the median), for each element of compensation and with respect to total compensation. The Committee has determined this is an appropriate target market position as it has generally allowed us to attract and retain the level of executive talent we believe will improve operational performance and stockholder value. The Committee in certain circumstances establishes compensation above the market median of the peer group based on an executive officer’s experience and proficiency and our desire to attract or retain the executive officer. The positioning of each element of compensation may also vary based on broader considerations, such as the desired pay mix for certain roles, or the impact of compensation decisions on accounting expense or stockholder dilution.
In December of 2012, the Committee retained an external compensation consultant to benchmark executive compensation, which we believe is still relevant. The Committee selected peer companies primarily based on industry similarity and company size, which is measured by revenue and enterprise value. The Committee considered company size as a proxy for executive job complexity. The Committee also used industry criteria to produce a set of peer companies that represent a sampling of executive labor for which we compete. The Committee chose the peer group based on the following criteria: Public companies located in the U.S. in the software and services, communication equipment, IT services and computer peripherals industries with revenue between $70 million and $280 million, market capitalization below $800 million and approximately 150 to 2,000 employees. The peer group used for making 2014 compensation consisted of:

Actuate Corporation	Callidus Software	CSP Inc.	Dialogic*	Dot Hill Systems Corporation
DSP Group Inc.	Echelon	Epiq Systems Inc.	Falconstor Software Inc.	Liveperson Inc.
Marchex Inc.	Monotype Imaging Hldg.	Nortech Systems Inc.	Pericom Semiconductor Corporation	ShoreTel
Sigmatron International	SMTC Corporation	TeleNav	Vocus Inc.*	XO Group
* Dialogic and Vocus Inc. were subsequently acquired in 2014.
The compensation program is designed to provide downside risk and upside potential aligned with performance. Below target cash compensation is earned if performance goals are not achieved. Above target incentive cash compensation may be earned when annual performance objectives are exceeded.
To ensure alignment of executive compensation with the above internal objectives and external market practice, the Committee conducts a regular assessment of executive compensation versus the market with assistance from an external consultant. This assessment typically includes an evaluation of base salary, annual incentive opportunities, and long-term incentives against the compensation practices of the peer group of companies described above. For select executives, the Committee also analyzed compensation practices from the broader industry through published survey compensation data. Published survey data analyzed consisted of U.S. technology companies with revenue between $50 million and $500 million. The peer group data provides highly specific data on executive officer compensation for all elements of pay, whereas the broader industry published survey data provides market information on a job-by-job basis. The Committee takes the market assessment into consideration, in concert with other factors, when making decisions regarding executive compensation design and taking other specific actions. For decisions regarding 2014 compensation, the Committee relied on the results of an assessment provided by the Committee's independent advisor in December 2012.
Role of Chief Executive Officer and Management in Compensation
As President and Chief Executive Officer in 2014, Mr. Kaplan, in consultation with the Vice President of Worldwide Human Resources & Administration, provided the Committee with the following:

•	Input and advice on hiring and succession planning considerations;

•	Recommendations on the design, structure and opportunities associated with quarterly incentive and long-term equity incentive compensation;

•	Information on recruiting and hiring trends and key employment statistics; and

•	Other information as requested by the Committee.

The Chief Executive Officer, Vice President of Worldwide Human Resources & Administration and Chief Financial Officer typically attend Committee meetings. However, at each in-person meeting the Committee generally holds an executive session without management present. In addition, Mr. Kaplan was not present during the deliberations or voting with regard to his own individual compensation package.
Compensation Consultant
In 2014, the Committee retained Board Advisory LLC to advise the Committee with respect to its responsibilities related to the company’s executive compensation programs. Board Advisory LLC reports directly to the Committee Chairman. During 2014, the Committee reviewed the six independence factors required by the Dodd-Frank Act and determined that no conflict of interest exists. Because Board Advisory LLC does not perform any other services for iPass and had no existing relationships with Committee members or iPass that would impact its independence, the Committee concluded that the advice it received from Board Advisory LLC was objective.
Compensation and Benefits Elements
The Committee uses four core compensation and benefits elements to provide a competitive overall compensation and benefits package to executive officers that is tied to creating stockholder value and supporting the execution of our business strategies, as follows:

Compensation Elements and Benefits	Description and Key Objectives
Base Salary	Fixed pay intended to directly compensate executives for the time and service they provide in their respective roles

Quarterly Cash Incentives	Variable pay component intended to reward executives for the achievement of our short-term objectives

Long-term Equity Incentives (which has historically included Stock Options, Restricted Stock and Performance Share Awards)	Variable compensation intended to retain, motivate and reward executives for the achievement of our long-term objectives, including the creation of stockholder value

401(k) and other benefits also provided to the broader employee population	Benefit programs that are intended to provide executives with competitive retirement savings and health and welfare protections

The Committee determines the target value of each compensation element primarily based on data collected during the competitive market assessment. In addition to reviewing competitive market values, the Committee considers other factors in managing target compensation levels each year, including the impact of equity grants on dilution, the accounting costs associated with equity award vehicles, the tax implications of various compensation elements for iPass and our executives, and iPass’ cash flow requirements.

The Committee establishes the total compensation package with the intent to provide a competitive level of compensation and benefits to executives, while placing an increasing emphasis on variable pay for performance at more senior levels in the organization, as more senior executives are more likely to be able to impact company performance. The emphasis on long-term compensation versus short-term compensation (and the emphasis on equity rewards versus cash compensation), also increases at more senior levels. The specific purpose and mechanics of each compensation element is described in more detail below.
The Committee also takes into consideration factors specific to the individual executive officer, such as individual performance, past compensation, role in executing our strategic plans and relative positioning to other executives within iPass when taking specific actions relating to compensation. For example, the Committee considers historical compensation outcomes (such as expected gain on unvested equity awards) in determining the level and timing of annual equity awards. The Committee reviews and considers each component for each executive officer before making compensation decisions.
Currently, we do not offer our executive officers any perquisites or supplemental retirement benefits.
Base Salary
We provide salaries to executive officers as compensation for defined job responsibilities and services to iPass. The Committee bases annual salary determinations on competitive assessment, experience and proficiency in the role, the need to retain key talent and individual and company performance.
The Committee reviews executive base salaries annually based on the results of the annual market assessment and target competitive positioning (market median). Other factors taken into consideration in making base pay adjustments include individual performance and changes to role or responsibilities.
In 2014, the Committee determined that no changes to base salary for executives employed the prior year were necessary as salaries remained within a competitive range of market median, with the exception of Ms. Nelson. Ms. Nelson’s base salary was increased 15.6% in July 2014 to recognize the increase in her responsibilities and to improve internal equity with others in the organization. Mr. Hendrikse was promoted to the position of Vice President, Worldwide Sales on October 28, 2014. No base salary increase was provided to Mr. Hendrikse at the time of his promotion as the Committee determined that his compensation was aligned with the market and his proficiency level.
Quarterly Cash Incentives
The Committee pays cash bonuses as an incentive to executive officers to focus on achieving near term operational and financial objectives that are important to the longer-term success of our business. The Committee has determined that quarterly cash incentives are appropriate for the organization given the rapidly changing business environment in which iPass operates. The Committee sets goals at the beginning of the fiscal year and reviews and approves payouts quarterly.
The Committee selected performance metrics and established target goals for each metric in alignment with iPass’ business strategy and to reflect realistic expectations for the business as it continues to grow the Open Mobile business. The intention of the incentive program is to motivate executives and provide a bridge to future value creation. Consequently, the Committee expected that goals would be achieved at or near the target 100% level if iPass performed in accordance with our operating plan. In the event the target goal was met, actual bonus would be paid out at 100% of target bonus. The Committee also establishes lower and upper boundaries for most corporate objectives, as described below.

Target Award Amounts: The Committee determines target annual bonus amounts for each executive officer at the beginning of the plan year. The Committee considered bonus opportunities relative to peers, the desired mix between fixed and variable compensation, and the resulting target total cash compensation (annual base salary plus target annual bonus) relative to peers. In 2014, the Committee determined that no changes to the target annual bonus amounts for executives employed the prior year were necessary as target annual bonus amounts remained within a competitive range of market median. Mr. Hendrikse was promoted to the position of Vice President, Worldwide Sales on October 28, 2014. No target annual bonus increase was provided to Mr. Hendrikse at the time of his promotion as the Committee determined that his compensation was aligned with the market and his proficiency level. Target annual bonus amounts for each named executive officer in 2014, in dollars and as a percent of base salary, are summarized in the table below:

Executive	2014 Target Bonus (% of Base Salary)	2014 Target Bonus (Dollars)
Evan L. Kaplan	66%	$300,000
Karen J. Willem	50%	$150,000
June L. Bower	52%	$140,000
Rene Hendrikse	62%	$132,360
Barbara M. Nelson	42%	$100,000
Performance Measures and Weightings: The Committee chooses the metrics used to evaluate executive performance to motivate executives to achieve our near-term operational and financial objectives. For 2014, the bonuses were linked to corporate performance results under the 2014 Executive Management Bonus Plan with the exception of Mr. Hendrikse. Mr. Hendrikse was promoted to the position of Vice President, Worldwide Sales on October 28, 2014, and completed 2014 under the sales compensation program rather than under the 2014 Executive Management Bonus Plan.
The Committee established the metrics to emphasize the achievement of key operational and financial objectives for our Open Mobile business and iPass as a whole. The specific weightings and definition of each metric, as well as the rationale the Committee used for selecting each metric, is described below.

2014 Executive Management Bonus Plan Performance Metrics, Weighting and Award Calculation
Metrics and Weightings: The 2014 Executive Management Bonus Plan (also referred to as the “2014 Executive Incentive Plan”) was approved by the Committee in April 2014. The plan focuses entirely on Open Mobile revenue as a performance metric to establish the amount of bonus to be paid, provided that minimum adjusted EBITDA thresholds are met.

Metric	Weighting	Definition	Rationale
Total Open Mobile Revenue	100%	Open Mobile revenue, consistent with how the company calculates and reports revenue in its public filings.	Measures ability to monetize enterprise and consumer customers of the Open Mobile platform.
Adjusted EBITDA	*	Adjusted EBITDA, as reported by iPass in our quarterly earnings reports, and as further adjusted to remove the impact of foreign exchange gains and/or losses.	Measures operating profitability.
*Does not operate as a measure to determine level of bonus, but rather as a threshold required to be met for any bonus to be paid
Performance Targets and Payout Calculation: The Committee sets quarterly and annual incentive plan goals in alignment with our near-term financial and strategic objectives. The Committee set target performance goals for 2014 at levels that were challenging, but realistic to achieve assuming strong performance relative to the company’s operating plan.
The table below shows the 2014 annual performance target and upper limit for Total Open Mobile Revenue, as well as the payout to be earned (as a percent of target bonus) for achieving the corresponding performance level.

	Target Performance Level		Upper Performance Level
	2014 Full-Year Goal	Payout Earned (% target)	2014 Full-Year Goal	Payout Earned (% target)
Total Open Mobile Revenue	$62.7 Million	100%	$72.4 Million	150%

Quarterly target performance goals were also established for Total Open Mobile Revenue. A lower boundary was established at which 40% of the target bonus would be earned and below which no bonus would be earned for the quarter. The actual quarterly bonus payout was to be calculated on a straight-line interpolated basis between the Lower and Target Performance Level; provided, however, no bonus would be paid if the minimum amount of adjusted EBITDA had not been achieved for the quarter.

The maximum quarterly payout was limited to 100% of target each quarter; however, with the close of Q4 2014, annual performance that exceeded full-year target was eligible to be paid out on a straight-line interpolated basis between the Target and Upper Performance Levels, up to 150% of target bonus, provided that the minimum level of adjusted EBITDA had been achieved during the year.
2014 quarterly and annual performance goals at the threshold, target and upper performance levels, as well as the actual results are set forth in the table below.

	Threshold(1)	Target(1)	Upper(1)	Actual(1)	Payout(2)
Quarter 1
Total Open Mobile Revenue	$13.2	$13.9	$14.3	$13.6	74.3%
Adjusted EBITDA	($5.50)	N/A	N/A	($4.10)	Achieved

Quarter 2
Total Open Mobile Revenue	$14.0	$15.3	$16.5	$14.4	58.5%
Adjusted EBITDA	($4)	N/A	N/A	($2.50)	Achieved

Quarter 3
Total Open Mobile Revenue	$15.7	$17.3	$18.8	$14.6	—%
Adjusted EBITDA	($2.70)	N/A	N/A	($2.20)	Achieved

Quarter 4
Total Open Mobile Revenue	$14.9	$16.2	$22.8	$15.2	53.8%
Adjusted EBITDA	N/A(3)	N/A	N/A	N/A	N/A

2014 Year End Summary
Total Open Mobile Revenue	$57.8	$62.7	$72.4	$57.8	46.6%

(1)	Dollar amounts are in millions.

(2)	Quarterly payouts for each metric are capped at 100% of Target.

(3)	The minimum amount of adjusted EBITDA requirement was removed by the Committee for Q4 performance in October 2014.
The aggregate bonus amount earned by each executive was 46.6% of their respective annual target. The dollar amounts of the actual awards paid in accordance with the performance under the 2014 Executive Management Bonus Plan are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table following this Compensation Discussion and Analysis. The Committee believes that awards achieved by executives were reasonable in light of overall corporate results.
In addition to her participation in the 2014 Executive Management Bonus Plan, Ms. Willem also received a $50,000 discretionary bonus in recognition of the company’s achievement and her personal performance in the sale of our Unity Managed Network Services business unit. This bonus is set forth in the “Bonus” column of the Summary Compensation Table following this Compensation Discussion and Analysis.

Long-Term Equity Incentives (“LTEI”)
To ensure a strong link to the long-term interests of stockholders, the Committee places significant emphasis on long-term equity incentives. The Committee generally targets delivering LTEI with a fair market value on the date of grant aligned with the 50th percentile of the market, with the understanding that above target value will be realized only if stockholder value is created. In 2014, the Committee relied primarily on an assessment of equity grants as a percent of common shares outstanding, as well as the potential realizable value of LTEI under various stock price scenarios to set LTEI levels for executive officers. The Committee also considered the grant history and expected future contributions of individual executives, as well as the aggregate impact of LTEI awards on stockholder dilution. The Committee believes that the 2014 LTEI awards provide meaningful retention value and competitive opportunities for executives to share in the creation of stockholder value.
The Committee generally grants annual equity awards at the first quarterly Committee meeting of the year, unless otherwise specified by our Board of Directors or the Committee. The Committee grants all stock option grants to executives with an exercise price equal to the fair market value of the underlying stock on the last market trading day prior to the day of grant. The Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.
For 2014, the Committee made the decision primarily to use Performance-Accelerated restricted stock awards, or RSAs, rather than stock options because the Committee determined that Performance-Accelerated RSAs would provide greater retention value than other equity arrangements. The Committee included the ability to accelerate vesting of a portion of the Performance-Accelerated RSAs upon achievement of specific Open Mobile revenue targets (including revenue from the Open Mobile network and platform and the Open Mobile Exchange) to further motivate behaviors intended to drive growth in the Open Mobile business, which is critical to the execution of our business strategy.
The vesting schedules were set by taking into consideration the vesting patterns of unvested equity grants held by the executives at the time of grant, as well as the corporate operating plan. For the executives receiving a Performance-Accelerated RSA grant, assuming continued service, the awards vest in full on December 31, 2017, with respect to any awards not then vested. The awards are subject to accelerated vesting at an earlier date (assuming continued service) upon the satisfaction of performance conditions as follows:

•	25% of shares shall vest two business days after iPass has released to the public that iPass achieved $22M of quarterly Open Mobile revenue;

•	25% of shares shall vest two business days after iPass has released to the public that iPass achieved $25M of quarterly Open Mobile revenue;

•	25% of shares shall vest two business days after iPass has released to the public that iPass achieved $28M of quarterly Open Mobile revenue; and

•	25% of shares shall vest two business days after iPass has released to the public that iPass achieved $31M of quarterly Open Mobile revenue.

As of December 31, 2014, none of the Performance-Accelerated RSAs had vested as they had not met the performance conditions.

Under the terms of Ms. Willem’s employment agreement entered into in June 2013, in January 2014, Ms. Willem was granted an option to acquire 150,000 shares of our common stock. This amount was determined based on arms-length negotiations of her employment agreement in 2013.

The Committee intends to maintain an equity burn rate during 2015 and over the next two fiscal years of less than or equal to iPass’ industry mean, plus one standard deviation, as calculated by Institutional Shareholder Services.
Other Benefits
We offer additional benefits designed to be competitive with overall market practices, and to attract and retain the talent we need. All salaried employees are eligible to participate in our Section 401(k) plan, health care coverage, life insurance, disability, paid time off and paid holidays.
Clawback of Compensation Paid to Executives
Effective with the publishing of the relevant Securities and Exchange Commission regulations, the Committee intends to develop and implement a policy regarding the recovery, or “clawback,” of any excess incentive compensation paid to executives based on an accounting restatement due to material noncompliance with any financial reporting requirements.

Employment, Severance, and Change-in-Control Agreements
We provide severance benefits to our executive officers in the event of a termination without cause as a competitive benefit to recruit and retain qualified executives. These severance benefits include a lump sum cash payment based on the executive officer’s annual base salary plus an amount equal to one quarter of the annual target bonus and continued health benefits coverage for a period of time.
We also provide benefits in the event that an executive officer’s employment is involuntarily terminated following a corporate change-in-control. These benefits are triggered only to the extent that a qualifying change-in-control takes place. The purpose of these benefits is to promote management continuity and cooperation during a potential transaction that is being pursued by the Board of Directors to maximize stockholder value (such as a merger with or acquisition by another company), despite the fact that such a transaction may jeopardize the future employment of our executives. These change-in-control benefits include a lump sum cash payment based on the executive officer’s annual salary and annual bonus target, continued health benefits coverage for a period of time, and accelerated vesting of equity awards.
In determining the value, terms and structure of severance and change-in-control benefits, the Committee considered market practice, the value of such benefits to the executives and the aggregate potential cost of such a program assuming actual termination. Additionally, in determining the level of severance benefits the Committee considered our past experience and precedent for providing severance in the event of a company-initiated termination.
In connection with his hire, Mr. Kaplan was guaranteed certain severance benefits if the Board of Directors terminates him without cause or he resigns for good reason, including: (a) a lump sum cash severance payment equal to 12 months of base salary; (b) the prorated portion of the target annual bonus for the year less any payments already made for the year, calculated at the rate at which bonuses were paid earlier in the year (or in the prior year, if the first quarter bonus has not yet been determined); (c) the target bonus for the year multiplied by the rate at which bonuses were earned in the prior four quarters; (d) payment of COBRA premiums for up to 18 months and (e) accelerated vesting of the time-based component of any equity awards for 12 months and extended exercisability of option grants for up to 9 months. In addition, upon the close of a corporate transaction, vesting conditions of outstanding equity grants, whether determined by the passage of time or in reference to performance targets, would be deemed satisfied. Further, under the scenario of a termination of his employment in connection with a change-in-control, Mr. Kaplan would receive a bonus payment equal to 12 months of his then annual target bonus. Mr. Kaplan would also have received a $15,000 reimbursement for accounting and tax advice to be provided in connection with a change in control of iPass, with any such reimbursement to be deemed a taxable benefit. Mr. Kaplan’s employment with us terminated in March 2015, and he received the benefits referenced above for termination of his employment without cause and, in addition, the post-termination period to exercise his stock options was extended to two years.

SUMMARY OF EXECUTIVE COMPENSATION
The following table shows for the fiscal years ended December 31, 2014, 2013, and 2012, compensation awarded or paid to, or earned by, our former Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated executive officers at December 31, 2014 (collectively, the “named executive officers”).
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Evan L. Kaplan	2014	$450,000	$—		$—	$139,945	$1,290		$591,235
President and Chief Executive Officer	2013	$450,000	$819,000	(2)	$—	$149,412	$690		$1,419,102
	2012	$450,000	$630,000	(4)	$—	$318,676	$719		$1,399,395

Karen J. Willem (9) Senior Vice President and Chief Financial Officer	2014	$300,000	$114,000	(7)	$99,795	$69,973	$1,290		$585,058
	2013	$150,000	$189,000	(6)	$278,813	$75,000	$645		$693,458

Barbara M. Nelson	2014	$239,583	$34,200	(7)	$—	$46,648	$690		$321,121
Chief Technology Officer	2013	$225,000	$234,000	(2)	$—	$49,804	$690		$509,494
	2012	$225,000	$168,000	(3)	$—	$96,935	$—		$489,935

June L. Bower (10) Chief Marketing Officer	2014	$270,000	$114,000	(7)	$—	$65,308	$1,980		$451,288
	2013	$27,692	$136,800	(5)	$243,936	$13,696	$161		$422,285
Rene Hendrikse (11) Vice President and Worldwide Sales	2014	$244,164	$57,000	(7)	$14,883	$114,284	$53,616	(8)	$483,947

(1)
The dollar amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in note 10 to our audited financial statements for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K.

(2)
The shares subject to restricted stock awards vest in full on December 31, 2017, with respect to any awards not then vested, provided that applicable recipient remains in continuous service with iPass on the applicable accelerated vesting date. The vesting of the awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $19 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, so long as the applicable recipient remains in continuous service with iPass on the applicable accelerated vesting date.

(3)	The shares subject to the restricted stock award vest in the following manner: 50% of the shares vest on February 6, 2013, with the remaining 50% of the shares vest on February 6, 2014.

(4)
The shares subject to the restricted stock award vest in the following manner: One-third of the shares vest on June 30, 2012; one-third of the shares vest on June 30, 2013, and one-third of the shares vest on June 30, 2014.

(5)
The restricted stock award shall fully vest on December 31, 2017, with respect to any awards not then vested, provided that Ms. Bower remains in continuous service with iPass on such date, and is subject to accelerated vesting as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $31 million or more of OM revenue in a calendar quarter.

(6)
The restricted stock award shall fully vest on December 31, 2017 with respect to any awards not then vested, provided that Ms. Willem remains in continuous service with iPass on such date, and is subject to accelerated vesting as follows: 20% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $19 million or more of Open Mobile ("OM") revenue in a calendar quarter, 20% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of OM revenue in a calendar quarter, 30% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, and 30% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter.

(7)
The shares subject to restricted stock awards vest in full on December 31, 2017, with respect to any awards not then vested, provided that applicable recipient remains in continuous service with iPass on the applicable accelerated vesting date. The vesting of the awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $31 million or more of OM revenue in a calendar quarter, so long as the applicable recipient remains in continuous service with iPass on the applicable accelerated vesting date.

(8)	This amount consists of $49,644 of reimbursed commuting expenses and $3,972 of life insurance premiums paid by iPass.

(9)	Ms. Willem’s employment started on July 1, 2013.

(10)	Ms. Bower first became a named executive officer in 2013, and consequently her compensation for 2012 is not reported.

(11)	Mr. Hendrikse first became an executive officer in 2014, and consequently his compensation for prior years is not reported.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth information concerning plan-based grants to our named executive officers during fiscal 2014. Stock awards were granted under our 2003 Equity Incentive Plan, and provide for vesting of the underlying common stock set forth below.
Grants of Plan Based Awards in Fiscal 2014

Name	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Securities Underlying Stock or Units (#)(5)	All Other Option Awards: Number of Securities Underlying Options(#)(6)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(7)
		Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)
Evan L. Kaplan	4/24/2014	$120,000	$300,000	$450,000
Karen J. Willem	4/24/2014	$60,000	$150,000	$225,000
	9/9/2014				100,000			$114,000
	1/10/2014					150,000	$1.63	$99,795
Barbara M. Nelson	4/24/2014	$40,000	$100,000	$150,000
	9/9/2014				30,000			$34,200
June L. Bower	4/24/2014	$56,000	$140,000	$210,000
	9/9/2014				100,000			$114,000
Rene Hendrikse	4/24/2014	(8)	(8)	(8)
	9/9/2014				50,000			$57,000
	4/29/2014					25,000	$1.62	$14,883

(1)	Grant date of equity awards and non-equity incentive plan awards.

(2)
A lower boundary was established at which 40% of the target bonus would be earned and below which no bonus would be earned for the quarter, provided, however, no bonus would be paid if the minimum amount of adjusted EBITDA had not been achieved for the quarter. A detailed description of the bonus plan can be found in the “Compensation Discussion and Analysis” section above.

(3)
This column sets forth the aggregate annual target amount of each named executive officer’s quarterly cash bonus award for the year ended December 31, 2014. The actual cash bonus award earned for the year ended December 31, 2014, for each named executive officer is set forth in the 2014 Summary Compensation Table above. As such, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2014. The named executive officers’ cash bonus award is based on achievement of targeted total Open Mobile revenue.

(4)	The bonus for achieving the upper boundary for total Open Mobile revenue was 150%. A detailed description of the bonus plan can be found in the “Compensation Discussion and Analysis” section above.

(5)	Represent stock awards for shares granted in September 2014.

(6)	Represent stock options for shares granted in January and April 2014.

(7)	Represents the grant date fair value of such award determined in accordance with FASB ASC Topic 718.

(8)
Mr. Hendrikse was promoted to the position of Vice President, Worldwide Sales on October 28, 2014, and completed 2014 under the sales compensation program rather than under the 2014 Executive Management Bonus Plan. The sales compensation program did not have a threshold, target or maximum amount. Mr. Hendrikse' 2014 attainment under the sales compensation program was $114,284 and includes an additional amount over plan of $8,454.10 which the Compensation Review Board in its discretion deemed appropriate due to his increased responsibilities in the fourth quarter.

See “Compensation Discussion and Analysis” above for a discussion of our compensation philosophies and practices relating to our named executive officers.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended December 31, 2014, certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

Outstanding Equity Awards at December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Evan L. Kaplan	475,000	—	(2)	$1.05	1/28/2020	1,173,925	(4)	1,608,227
	500,000	—	(2)	1.26	11/6/2018
	26,162	—	(2)	1.17	11/6/2018
	8,547	—	(2)	0.90	11/6/2018
	3,810	—	(2)	1.17	1/28/2020
	670	—	(2)	0.90	11/6/2018
	137	—	(2)	1.17	11/6/2018
	10	—	(2)	1.17	11/6/2018
Karen J. Willem	132,812	242,188	(3)	$1.89	7/1/2023	200,000	(5)	274,000
	—	150,000	(3)	$1.63	1/10/2014
Barbara M. Nelson	47,916	2,084	(3)	1.53	2/21/2021	150,000	(7)	205,500
	120,000	—	(2)	0.71	4/13/2019
	13,255	—	(2)	1.17	4/13/2019
	8,205	—	(2)	0.90	4/13/2019
	2,887	—	(2)	1.17	4/13/2019
	339	—	(2)	0.90	4/13/2019
	131	—	(2)	1.17	4/13/2019
	45,000	—	(2)	4.24	7/29/2015
	36,000	—	(2)	4.79	5/11/2016
	29,250	—	(2)	3.75	2/8/2017
June L. Bower	97,500	262,500	(3)	1.71	11/25/2023	180,000	(6)	246,600
Rene Hendrikse	—	25,000	(3)	1.62	4/29/2024	80,000	(8)	109,600
	71,666	8,334	(3)	1.52	5/31/2021
	21,145	13,855	(3)	2.32	7/30/2022

(1)	Amount reflects the number of shares multiplied by the closing price of the company’s common stock on December 31, 2014.

(2)	The shares subject to the option are fully vested and exercisable as of December 31, 2014.

(3)	The shares subject to the option vest in the following manner: 25% of the shares vest one year after grant date, and the remaining 75% of the shares vest monthly over the following 36 months.

(4)
Mr. Kaplan was granted performance stock awards of 420,000 in 2013 that vest in full on December 31, 2017, with respect to any awards not then vested, provided that Mr. Kaplan remains in continuous service with iPass on such date. The vesting of the awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile, so long as Mr. Kaplan remains in continuous service with iPass on the applicable accelerated vesting date. Prior to 2013, Mr. Kaplan was granted performance stock awards of 753,925 shares which shall vest in five equal installments upon iPass achieving specified targets for earnings before interest, tax and amortization.

(5)
The shares subject to restricted stock awards vest in full on December 31, 2017, with respect to any awards not then vested, provided that Ms. Willem remains in continuous service with iPass on such date. The vesting of 100,000 shares subject to restricted stock awards shall be subject to accelerated vesting as follows: 20% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $19 million or more of Open Mobile ("OM") revenue in a calendar quarter, 20% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of OM revenue in a calendar quarter, 30% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, and 30% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter. The vesting of 100,000 shares subject to restricted stock awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $31 million or more of OM revenue in a calendar quarter.

(6)
The restricted stock awards shall fully vest on December 31, 2017, with respect to any awards not then vested, provided that Ms. Bower remains in continuous service with iPass on such date, and is subject to accelerated vesting as follows: 25% of the shares shall vest two business days after the company has released to the public that iPass has achieved $22 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $31 million or more of OM revenue in a calendar quarter.

(7)
The shares subject to restricted stock awards vest in full on December 31, 2017, with respect to any awards not then vested, provided that Ms. Nelson remains in continuous service with iPass on such date. The vesting of 120,000 awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $19 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter. The vesting of 30,000 shares subject to restricted stock awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $31 million or more of OM revenue in a calendar quarter.

(8)
The shares subject to restricted stock awards vest in full on December 31, 2017, with respect to any awards not then vested, provided that Mr. Hendrikse remains in continuous service with iPass on such date. The vesting of 30,000 awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $19 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter. The vesting of 50,000 shares subject to restricted stock awards shall be subject to accelerated vesting based on targeted quarterly revenue of Open Mobile as follows: 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $22 million or more of Open Mobile ("OM") revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $25 million or more of OM revenue in a calendar quarter, 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $28 million or more of OM revenue in a calendar quarter, and 25% of the shares shall vest two business days after iPass has released to the public that iPass has achieved $31 million or more of OM revenue in a calendar quarter.

OPTION EXERCISES AND STOCK AWARDS VESTED
The following table shows for the fiscal year ended December 31, 2014, certain information regarding stock awards vested during the last fiscal year with respect to the named executive officers. There were no option exercises by the named executive officers in 2014.
Stock Awards Vested in Fiscal 2014

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Evan L. Kaplan	100,000	$116,000
Barbara M. Nelson	52,000	$82,560
(1)    Represents the market value on the day of vesting.
SUPPLEMENTARY COMPENSATION POLICIES
Employment, Severance, and Change-in-Control Agreements
Evan L. Kaplan Employment Agreement
Mr. Kaplan, our President and Chief Executive Officer, accepted employment with us as President and Chief Executive Officer pursuant to the terms of an employment agreement dated November 1, 2008, as amended (the “Kaplan Employment Agreement”). The Kaplan Employment Agreement provides that Mr. Kaplan is an at will employee, which means we could terminate his employment at any time, with or without cause. Under the Kaplan Employment Agreement, Mr. Kaplan received (i) an initial annual salary of $350,000, and (ii) an annual bonus, with an initial target amount of $250,000. In accordance with the Kaplan Employment Agreement, Mr. Kaplan’s target annual bonus was increased to $350,000 by the Compensation Committee for 2010. In 2012, the Compensation Committee reduced Mr. Kaplan’s target annual bonus to $300,000 and increased his annual salary to $450,000. Additionally, pursuant to the Kaplan Employment Agreement, Mr. Kaplan (i) was granted an option to purchase 500,000 shares of company common stock, vesting with respect to 25% of the shares after one year, and thereafter in a series of thirty-six successive equal monthly installments over a three-year period, and (ii) was granted performance shares covering 500,000 shares of company common stock pursuant to the company’s 2003 Equity Incentive Plan. The performance shares were to vest in five installments of 100,000 shares each upon the company achieving specified targets for earnings before interest, tax and amortization.
The Kaplan Employment Agreement also provided that if the company terminated his employment without “cause” or if Mr. Kaplan resigns for “good reason”, not in connection with a Corporate transaction, and provided Mr. Kaplan signs a release of claims and resigns from the Board of Directors and as an officer of the company, then Mr. Kaplan would receive, as severance: (a) cash severance equal to twelve months base salary; (b) an additional lump sum cash severance payment equal to the pro rata portion of the annual bonus for the year served to the termination date, less any amounts already paid for that year, based on percentage of achievement of target bonus in prior periods; (c) COBRA premiums for Mr. Kaplan and his dependents for up to eighteen months, which will terminate earlier if he becomes eligible for group health insurance coverage through another employer; (d) accelerated vesting of the time-based component of any equity awards which are not fully vested as of the termination date in the amount of twelve (12) months of vesting acceleration, plus nine months extended vesting for stock options.
If Mr. Kaplan resigned for “good reason”, in connection with a Corporate transaction, and provided Mr. Kaplan signs a release of claims and resigns from the Board of Directors and as an officer of the company, then Mr. Kaplan would receive, as severance: (a) cash severance equal to twelve months base salary; (b) an additional lump sum cash severance payment equal to the current year’s annual target bonus; (c) COBRA premiums for Mr. Kaplan and his dependents for up to eighteen months, which will terminate earlier if he becomes eligible for group health insurance coverage through another employer; (d) any specified performance target or other vesting condition, whether determined by passage of time or by reference to performance targets or operations of the company or its affiliate, in any equity awards issued shall immediately be deemed satisfied. In addition, Mr. Kaplan would be reimbursed for personal accounting and tax services used in connection with a Corporate transaction up to $15,000.
The following definitions applied in the Kaplan Employment Agreement:
“Cause” means the occurrence of any of the following (and only the following): (i) conviction of any felony involving fraud or act of dishonesty against the company or its affiliates; (ii) conduct which, based upon good faith and reasonable factual investigation and determination of the Board of Directors, demonstrates gross unfitness to serve; or (iii) intentional, material violation of any contractual, statutory or fiduciary duty owed to the company or its affiliates;

“Good reason” means any of the following actions or events: (i) the company requires him to relocate to a worksite that is more than sixty (60) miles from its principal executive office; (ii) the company materially reduces his base salary and bonus potential below its then-existing gross rate; or (iii) following a “corporate transaction”, he is not the Chief Executive Officer of the surviving entity (unless he agrees in writing not to be the Chief Executive Officer of the surviving entity), or otherwise have his duties/responsibilities materially reduced as a result of the corporate transaction. A corporate transaction which results in the company being private in which he remains as Chief Executive Officer does not constitute a material reduction in responsibilities.
“Corporate transaction” means the occurrence of either of the following events: (i) the sale of all or substantially all of the assets of the company; or (ii) a merger of the company with or into another entity in which the stockholders of the company immediately prior to the closing of the transaction own less than a majority of the ownership interest of the company immediately following such closing; provided, however, for purposes of determining whether the stockholders of the company prior to the occurrence of a transaction described above own less than fifty percent (50%) of the voting securities of the relevant entity afterwards, only the lesser of the voting power held by a person either before or after the transaction shall be counted in determining that person’s ownership afterwards.
Evan L. Kaplan Severance Agreement
On March 13, 2015, Mr. Kaplan ceased to be an employee of iPass and, consistent with his employment agreement, resigned as a director of iPass Inc. In addition, on March 13, 2015, iPass and Mr. Kaplan entered into the Severance Agreement, which confirms the cash severance to which Mr. Kaplan is entitled under his then current employment arrangements with iPass and, in addition, pursuant to which the post-termination exercisability period of Mr. Kaplan’s stock options were extended to March 13, 2017. The Severance Agreement also contains a release of any claims Mr. Kaplan may have against iPass.
Executive Officer Employment Agreements
Each of our other named executive officers has a signed offer letter with us. These offer letters provide that the executive officer is an at-will employee. These offer letters provide for salary, an annual bonus paid quarterly based upon the successful completion of specified performance objectives and equity, as well as other customary benefits and terms. Information regarding the compensation earned by our named executive officers is set forth in “Compensation of Executive Officers—Summary Compensation Table.” These offer letters also provide that each of our named executive officers will be a participant in the iPass Inc. Executive Corporate Transaction and Severance Benefit Plan as described below.
Executive Corporate Transaction and Severance Benefit Plan
On August 9, 2007, our Board of Directors adopted the iPass Inc. Executive Corporate Transaction and Severance Benefit Plan (the “Plan”) and amended the Plan on June 29, 2011. Each of our executive officers, other than Mr. Kaplan is designated as a participant in the Plan. Pursuant to the terms of the Plan, each executive officer will be entitled to receive severance benefits in the event that the termination of the executive officer’s employment with iPass is an “Involuntarily Termination Without Cause,” or the executive officer resigns as a result of a “Constructive Termination.” If one of these events occur, iPass shall make a lump sum cash severance payment to the executive officer in an amount equal to six (6) months of the executive officer’s monthly base salary, as in effect on the date of the employment termination, or twelve (12) months of the executive officer’s monthly base salary if the employment termination is within eighteen (18) months of an acquisition of iPass or all or substantially all of its assets (a “Corporate Transaction Termination”).
In addition, if the executive officer is entitled to the cash severance described above and provided that the executive officer received an overall performance rating equivalent to or greater than “meets expectations” in the most recent performance evaluation cycle preceding termination of the executive officer’s employment, iPass will make an additional cash severance payment to the executive officer as follows: (i) in the case of a termination that is not a Corporate Transaction Termination, in an amount equal to one quarter of the executive officer’s target bonus amount under iPass’ annual bonus plan, and (ii) in the case of a Corporate Transaction Termination, in an amount equal to the executive officer’s annual target bonus amount under iPass’ annual bonus plan.
Further, if the executive officer is entitled to the cash severance described above, the executive officer will also be entitled to COBRA coverage paid by iPass for a period of twenty four (24) months in the case of a Corporate Transaction Termination, or for a period of twelve (12) months otherwise.
In the event of a Change in Control, (i) the vesting and exercisability of 50% of all outstanding options to purchase iPass’ common stock and all restricted stock issued pursuant to any iPass equity incentive plan that are held by the executive officer on such date shall be accelerated, and (ii) 50% of all reacquisition or repurchase rights held by iPass with respect to common stock issued or issuable (or with respect to similar rights or other rights with respect to stock of iPass issued or issuable pursuant to any equity incentive plan of iPass) pursuant to any other stock award granted to the executive officer shall lapse.

Upon a Corporate Transaction Termination, (i) the vesting and exercisability of 100% of the outstanding options to purchase iPass common stock and all restricted stock issued pursuant to any iPass equity incentive plan of the company that are held by the Participant on such date shall be accelerated, and (ii) 100% of the reacquisition or repurchase rights held by iPass with respect to common stock issued or issuable (or with respect to similar rights or other rights with respect to stock of iPass issued or issuable pursuant to any equity incentive plan of iPass) pursuant to any other stock award granted to the executive officer shall lapse.
The executive officers will only be entitled to the benefits described above if they execute a release of claims against iPass. Further, certain of the benefits described above may be reduced in the event that the benefits would have an adverse tax effect on the executive officer.
For the purposes of the Plan:

•	“Involuntary Termination Without Cause” means a termination by iPass of a participant’s employment relationship with iPass or an affiliate of iPass for any reason other than for “Cause”;

•
“Cause” means the occurrence of any of the following (and only the following): (i) conviction of the participant of any felony involving fraud or act of dishonesty against iPass or its affiliates; (ii) conduct by the participant which, based upon good faith and reasonable factual investigation and determination of the Board of Directors, demonstrates gross unfitness to serve; or (iii) intentional, material violation by the participant of any contractual, statutory, or fiduciary duty of the participant to iPass or its affiliates;

•
“Corporate Transaction” means (i) the sale of all or substantially all of iPass’ assets or (ii) a merger of iPass with or into another entity in which iPass’ stockholders immediately prior to the closing of the transaction own less than a majority of the ownership interest of iPass immediately following such closing. For purposes of determining whether iPass stockholders prior to the occurrence of a transaction described above own less than fifty percent (50%) of the voting securities of the relevant entity afterwards, only the lesser of the voting power held by a person either before or after the transaction shall be counted in determining that person’s ownership afterwards;

•
“Constructive Termination” means a resignation of employment by a participant no later than twelve (12) months after an action or event which constitutes “Good Reason” is undertaken by iPass or occurs; and

•
“Good Reason” means mean either of the following actions or events: (i) iPass requires that the participant relocate to a worksite that is more than sixty (60) miles from its principal executive office; or (ii) iPass materially reduces the participant’s base salary below its then-existing gross rate; provided however that, to qualify as “Good Reason,” the participant must submit to iPass a written notice, within ninety (90) days after the occurrence of either of the actions or events described in (i) and (ii) above, describing the applicable actions or events, and provide iPass with at least thirty (30) days from its receipt of the participant’s written notice in which to cure such actions or events prior to termination of the participant’s employment, and provided further that, the participant’s employment must terminate no later than twelve (12) months after the applicable actions or events described in (i) and (ii) above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
Summary of Benefits—Named Executive Officers
The following table describes the potential payments and benefits for each of our named executive officers under their employment agreements and the Plan, upon employment termination without cause or resignation as a result of a constructive termination reason and if a general release of all claims against us is signed, as if employment had terminated as of December 31, 2014:

Name	Compensation and Benefits	Termination Without Cause or Constructive Termination; Within 18 Months of Corporate Transaction		Termination Without Cause or Constructive Termination; Not Within 18 Months of Corporate Transaction
Evan L. Kaplan	Base Salary	$450,000	(7)	$450,000	(8)
	Bonus	$300,000		$300,000
	COBRA Payments	$34,791	(1)	$34,791	(1)
	Accounting and Tax Expense	$15,000	(2)	$—
	Accelerated Vesting	$1,608,277	(3)	$—
	Total	$2,408,068		$784,791

Karen J. Willem(7)	Base Salary	$300,000	(7)	$150,000	(8)
	Bonus	$150,000	(4)	$37,500	(4)
	COBRA Payments	$31,914	(5)	$15,957	(6)
	Accelerated Vesting	$137,000	(3)	$—
	Total	$618,914		$203,457

Barbara M. Nelson	Base Salary	$260,000	(7)	$130,000	(8)
	Bonus	$100,000	(4)	$25,000	(4)
	COBRA Payments	$44,991	(5)	$22,496	(6)
	Accelerated Vesting	$164,400	(3)	$—
	Total	$569,391		$177,496

June L. Bower(8)	Base Salary	$270,000	(7)	$135,000	(8)
	Bonus	$140,000	(4)	$35,000	(4)
	COBRA Payments	$46,389	(5)	$23,194	(6)
	Accelerated Vesting	$137,000	(3)	$—
	Total	$593,389		$193,194

Rene Hendrikse	Base Salary	$252,493	(7)	$126,247	(8)
	Bonus	$157,808	(4)	$39,452	(4)
	COBRA Payments	$—	(5)	$—
	Accelerated Vesting	$68,500	(3)	$—
	Total	$478,801		$165,699

(1)	Assumes the executive officer would receive the full COBRA reimbursement at iPass’ expense for eighteen (18) months.

(2)	Assumes the executive officer would receive the full reimbursement for amounts incurred for personal accounting and tax services in connection with a corporate transaction.

(3)
With respect to stock options, calculated as the difference between the closing sales price per share on December 31, 2014, and the exercise price, multiplied by the number of shares subject to the accelerated vesting. With respect to restricted stock, calculated as the value, based on the closing sales price per share on December 31, 2014, of the number of shares of restricted stock subject to the accelerated vesting.

(4)
Assumes that the executive officer received an overall performance rating equivalent to or greater than “meets expectations” in the most recent performance evaluation cycle preceding termination of the executive officer’s employment.

(5)	Assumes Ms. Willem, Ms. Nelson, Mr. Hendrikse and Ms. Bower would receive the full COBRA reimbursement at iPass’ expense for twenty-four (24) months.

(6)	Assumes Ms. Willem, Ms. Nelson, Mr. Hendrikse and Ms. Bower would receive the full COBRA reimbursement at iPass’ expense for twelve (12) months.

(7)	Assumes Mr. Kaplan, Ms. Willem, Ms. Nelson, Mr. Hendrikse and Ms. Bower would receive the cash severance of their base salary equal to twelve (12) months.

(8)
Assumes Mr. Kaplan would receive the cash severance of his base salary equal to twelve (12) months, Ms. Willem, Ms. Nelson, Mr. Hendrikse and Ms. Bower would receive the cash severance of their base salary equal to six (6) months.

See the table above entitled “Outstanding Equity Awards at December 31, 2014” for total equity awards held by our named executive officers as of December 31, 2014.
COMPENSATION OF DIRECTORS
The following table shows for the fiscal year ended December 31, 2014, certain information with respect to the compensation of all our non-employee directors who were serving as such in 2014:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Total ($)
John D. Beletic	$79,250	$12,500	$16,078	$107,828
Gary A. Griffiths	$60,000	$12,500	$16,078	$88,578
Robert J. Majteles	$54,250	$12,500	$16,078	$82,828
Michael J. Tedesco	$15,250	$15,100	$20,400	$50,750
Samuel L. Schwerin(4)	$37,000	$12,500	$16,078	$65,578
Peter C. Clapman(5)	$58,250	$12,500	$16,078	$86,828

(1)
This column reflects annual director and chairman of the Board of Directors retainer fees, annual committee and committee chairman retainer fees, Board of Directors’ meeting fees, and committee meeting fees.

(2)
The dollar amount in this column represents the aggregate grant date fair value computed in accordance with FASB Accounting Standard Codification (“ASC”) Topic 718 – Stock Compensation for stock awards granted in 2014. Assumptions used in the calculation of these amounts are included in note 10 to our audited financial statements for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K.

(3)	At December 31, 2014, the following directors held stock options and unvested shares of restricted stock as follows:

Name	Number of Shares Underlying Options	Number of Shares of Restricted Stock
John D. Beletic	439,623	10,000
Gary A. Griffiths	199,355	10,000
Robert J. Majteles	199,355	10,000
Michael J. Tedesco	30,000	10,000
Samuel L. Schwerin(4)	150,480	—
Peter C. Clapman(5)	196,785	—

(4)	Mr. Schwerin served as a member of the Board of Directors until September 26, 2014.

(5)	Mr. Clapman served as a member of the Board of Directors until September 25, 2014.

The table below sets forth the options and stock awards that were issued in 2014 to our non-employee directors.

Name	Grant Date	Number of Shares of Stock (#)(1)	Number of Shares Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Mr. Beletic	6/3/2014	5,000			$6,250
	6/3/2014	5,000			$6,250
	6/3/2014		15,000	$1.25	$8,039
	6/3/2014		15,000	$1.25	$8,039
Mr. Griffiths	6/3/2014	5,000			$6,250
	6/3/2014	5,000			$6,250
	6/3/2014		15,000	$1.25	$8,039
	6/3/2014		15,000	$1.25	$8,039
Mr. Majteles	6/3/2014	5,000			$6,250
	6/3/2014	5,000			$6,250
	6/3/2014		15,000	$1.25	$8,039
	6/3/2014		15,000	$1.25	$8,039
Mr. Tedesco	10/1/2014	10,000			$15,100
	10/1/2014		30,000	$1.51	$20,400
Mr. Schwerin (3)	6/3/2014	5,000			$6,250
	6/3/2014	5,000			$6,250
	6/3/2014		15,000	$1.25	$8,039
	6/3/2014		15,000	$1.25	$8,039
Mr. Clapman (4)	6/3/2014	5,000			$6,250
	6/3/2014	5,000			$6,250
	6/3/2014		15,000	$1.25	$8,039
	6/3/2014		15,000	$1.25	$8,039

(1)	Shares vest upon the earlier of one year from the date of grant or the date of the 2016 Annual Meeting of Stockholders.

(2)	These amounts have been calculated in accordance with FASB ASC Topic 718 using the Black-Scholes pricing model for the grants of options.

(3)	Mr. Schwerin served as a member of the Board of Directors until September 26, 2014.

(4)	Mr. Clapman served as a member of the Board of Directors until September 25, 2014.
The members of our Board of Directors who are not employees of iPass are reimbursed for travel, lodging and other reasonable expenses incurred in attending Board of Directors’ or committee meetings. The table below sets forth the cash compensation arrangements for our non-employee directors for services as a non-employee director:

Annual cash retainer	$20,000
Chairman of the Board annual retainer	$20,000
Committee annual retainer	$5,000
Audit committee chairman annual retainer	$10,000
Compensation committee chairman annual retainer	$5,000
Corporate Governance and Nominating committee chairman annual retainer	$5,000
Per meeting board meeting fees	$1,000
Per meeting committee meeting fees	$1,000
Under the terms of the iPass Inc. 2003 Non-Employee Directors Plan, as amended, or the Directors Plan, we grant stock options and restricted stock to our non-employee directors as follows:

•	grants of stock options of 30,000 shares for initial grants, and 15,000 shares for annual grants and

•	restricted stock awards of 10,000 shares for initial grants and 5,000 shares for annual grants.
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
In addition, at each annual meeting, we will make additional annual grants, from our 2003 Equity Incentive Plan, of stock options and restricted stock to our non-employee directors as follows:

•	grant of a stock option of 15,000 shares and

•	restricted stock award of 5,000 shares.
The options will vest on the first anniversary of the date of grant or, if earlier, on the date of the next annual meeting following the date of grant. Shares of stock acquired under a restricted stock award are subject to forfeiture in favor of iPass in accordance with the following vesting schedule: such shares will vest on the first anniversary of the date of grant or, if earlier, on the date of the next annual meeting following the date grant.

COMPENSATION COMMITTEE REPORT(1)
The Compensation Committee of the Board of Directors of iPass Inc. has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K, based upon the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and this Annual Report on Form 10-K for the year ended December 31, 2014.
COMPENSATION COMMITTEE:

John D. Beletic, Chairman
Gary A. Griffiths(2)

(1) The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of iPass under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
(2) Mr. Griffiths served as a member of the Compensation Committee for all of 2014 and continued to serve on the Compensation Committee in 2015 until February 22, 2015, and reviewed and discussed with management the information contained in the

Compensation Discussion and Analysis section of this Annual Report on Form 10-K. On February 22, 2015, Michael Chang was appointed to the Board, and was appointed as a member of the Compensation Committee to replace Mr. Griffiths; however, as Mr. Chang did not participate in the compensation decisions in 2014, he did not participate in the review and discussion of the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Mr. Toney was appointed as a member of the Compensation Committee in April 2015; however, as Mr. Toney did not participate in the compensation decisions in 2014, he also did not participate in the review and discussion of the Compensation Discussion and Analysis section of this Annual Report on Form 10-K.
RISK ASSOCIATED WITH COMPENSATION PLANS
In 2014, the Compensation Committee, in consultation with Board Advisory LLC, determined that the company’s compensation policies and practices for our employees are not reasonably likely to cause employees to take risks that would have a material adverse effect on the company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our compensation committee consists of Messrs. Beletic, Chang and Toney, and included Mr. Griffiths until February 22, 2015. There are no members of our compensation committee who were officers or employees of iPass during fiscal year 2014, or who were formerly officers of iPass or had any relationship otherwise requiring disclosure hereunder. None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our common stock as of March 16, 2015, except as otherwise specified in the footnotes to the table, by: (a) each director and nominee for director; (b) each of the executive officers named in the Summary Compensation Table presented above; (c) all current executive officers and directors of iPass as a group; and (d) all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise provided, the stockholder referenced has sole voting and investment power with respect to the outstanding shares listed. All percentages in this table are based on a total of 65,538,694 shares of common stock outstanding on March 16, 2015.

Name and Address of Beneficial Owner	Shares Issuable Pursuant to Options Exercisable Within 60 Days of March 16, 2015	Beneficially Owned (Including the Number of Shares Shown in the Column to the left)
		Shares	Percent
Evan L. Kaplan	1,014,336	1,797,809	2.7%
Karen J. Willem	221,875	431,875	*
June L. Bower	127,500	307,500	*
Barbara M. Nelson	305,067	586,606	*
Renatus Hendrikse	108,645	203,975	*
John D. Beletic(1)	409,623	590,916	*
Peter C. Clapman	196,785	286,785	*
Gary A. Griffiths(2)	169,355	1,343,355	2.0%
Robert J. Majteles	169,355	536,252	*
Samuel L. Schwerin(3)	150,480	5,750,844	8.8%
Michael M. Chang	—	85,000	*
Michael J. Tedesco	—	10,000	*
David E. Panos	—	—	—
Laurence M. Toney	—	—	—
Entities affiliated with Millennium Technology Value Partners, L.P.(4)	—	5,540,364	8.5%
C. Silk & Sons, Inc., d/b/a Silk Investment Advisors(5)	—	3,849,585	5.9%
Entities affiliated with Maguire Financial, LP (6)	139,355	5,090,221	7.8%
All current directors and executive officers as a group (12 persons)(7)	1,511,420	4,305,479	6.4%

*Less than one percent (1%).

(1)	Includes 54,000 shares held in the John and Anne Beletic Partnership LTD, 32,000 shares held in the Drexel Partnership LTD and 161 held by Anne Beletic.

(2)
Includes 5,000 shares held in the Belle Griffiths Inherited IRA, 5,000 shares held in the Belle Griffiths IRA, 5,000 shares held in the Gary Griffiths SEP IRA, 5,000 shares held in the Gary Griffiths IRA, 15,000 shares held in the Griffiths Family Trust and 34,000 shares held in a custodial account for Gary and Ryan Griffiths.

(3)
Includes 5,540,364 shares held by funds affiliated with Millennium Technology Value Partners Management, L.P. (“Millennium Management”). Mr. Schwerin is the managing member of Millennium TVP (GP), LLC (“Millennium TVP”), which is the general partner of Millennium Management. Mr. Schwerin disclaims beneficial ownership of the shares held by Millennium Management and its affiliated entities except to the extent of his pecuniary interest therein. Mr. Schwerin’s address is the same as Millennium Management’s address, as set forth in footnote 4 below.

(4)
Millennium Technology Value Partners, L.P. (“Millennium LP”) has sole voting and dispositive power over 2,740,713 shares. Millennium Technology Value Partners (RCM), L.P. (“Millennium RCM”) has sole voting and dispositive power over 2,799,651 shares. Technology Value Partners Management, L.P. (“Millennium Management”) is the general partner of Millennium LP and Millennium RCM, Millennium TVP (GP), LLC (“Millennium TVP”) is the general partner of Millennium Management and Mr. Schwerin is the managing member of Millennium TVP, and each may be deemed to have sole voting and dispositive power over the shares Millennium LP and Millennium RCM. Each of the entities disclaims beneficial ownership of the securities it does not directly own. The address for each of the entities affiliated with Millennium Management is 32 Avenue of the Americas, 17th Floor, New York, NY 10013. The data regarding the stock ownership of the entities affiliated with Millennium Management is as of October 16, 2014, from the Schedule 13G filed by such persons on October 20, 2014.

(5)
C. Silk & Sons, Inc., d/b/a Silk Investment Advisors ("C. Silk & Sons") has sole voting and dispositive power over such shares. The address for C. Silk & Sons is 24 Hearthstone Drive, Medfield, MA 02052. The data regarding the stock ownership of C. Silk & Sons is as of April 20, 2015, from the Schedule 13D filed by such persons on April 20, 2015.

(6)
Maguire Financial, LP (“Maguire Financial”), Maguire Asset Management, LLC (“Maguire Asset Management”), as the general partner of Maguire Financial, and Timothy Maguire, as the managing member of Maguire Asset Management, each has sole voting and dispositive power over 3,269,964 of these shares. Catalysis Offshore Ltd. has sole voting and dispositive power over 424,006 of these shares. Catalysis Offshore Ltd., and has sole voting and dispositive power over 275,994 of these shares. Francis Capital Management, LLC, as the managing member and investment manager of Catalysis Partners and the investment manager of Catalysis Offshore, and John P. Francis, as the managing member of Francis Capital Management, have sole voting and dispositive power over 700,000 the shares beneficially owned by Catalysis Partners and Catalysis Offshore. Foxhill Opportunity Fund, L.P., (“Foxhill Opportunity”), Foxhill Capital (GP), LLC (“Foxhill GP”), as the general partner of Foxhill Opportunity, Foxhill Capital Partners, LLC (“Foxhill Capital”), as the investment manager of Foxhill Opportunity, and Neil Weiner, as the managing member of Foxhill GP and Foxhill Capital, each has sole voting and dispositive power over 663,296 of these shares. ZCM Opportunities Fund LP (“ZCM Fund”), Zuma Capital Management LLC (“ZCM”), as the investment manager of ZCM Fund, and Brent S. Morrison, as the managing director of each of ZCM Fund and ZCM, each has sole voting and dispositive power over 5,600 of these shares, and Mr. Morrison directly owns an additional 3,500 of these shares. Richard A. Karp has sole voting and dispositive power over 76,539 of these shares. Damien J. Park has sole voting and dispositive power over 15,000 of these shares. Norman J. Rice, III has sole voting and dispositive power over 46,600 of these shares. Kenneth H. Traub has sole voting and dispositive power over 309,722 of these shares, including 139,355 of these shares subject to call options exercisable within 60 days of April 20, 2015. The address of the principal office of each of Catalysis Partners, Francis Capital Management and Mr. Francis is 1453 Third Street, Suite 470, Santa Monica, California 90401. The address of the principal office of Catalysis Offshore is c/o Mourant Cayman Corporate Services, Harbour Centre, 42 North Church St., PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. The officers and directors of Catalysis Offshore and their principal occupations and business addresses are set forth on Schedule A and are incorporated by reference in this Item 2. The address of the principal office of each of Foxhill Opportunity, Foxhill GP, Foxhill Capital and Mr. Weiner is 12 Roszel Road, Suite C-101, Princeton, New Jersey 08540. The address of the principal office of each of Maguire Financial, Maguire Asset Management and Mr. Maguire is 1810 Ocean Way, Laguna Beach, California 92651. The address of the principal office of each of ZCM Fund, ZCM and Mr. Morrison is 1400 Kelton Avenue, #201, Los Angeles, California 90024. The principal business address of Dr. Karp is c/o TicTran Corp, 849-B Independence Avenue, Mountain View, California 94043. The principal business address of Mr. Park is 3521 Windridge Drive, Fell Carriage House, Doylestown, Pennsylvania 18902. The principal business address of Mr. Rice is One Middle Street, Suite 4, Portsmouth, New Hampshire 03801. The principal business address of Mr. Traub is c/o Ethos Management LLC, 90 Nassau Street, Suite 500, Princeton, New Jersey 08542. The data regarding the stock ownership of these entities is as of April 16, 2015, from the Schedule 13D filed by such persons on April 16, 2015.

(7)	See also footnotes (1) and (2).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Information with respect to securities authorized for issuance under equity compensation plans as of the end of the most recently completed fiscal year is aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1) (c)
Equity compensation plans approved by stockholders	6,820,892	$1.64	30,212,320
Equity compensation plans not approved by stockholders	—	—	—
Total	6,820,892	$1.64	30,212,320

(1)	Consists of (i) 25,526,755 shares available for future issuance under the 2003 Equity Incentive Plan, and (ii) 4,685,565 shares available for future issuance under the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions in 2014 and are no currently proposed transactions to which we have been or will be a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, former or current executive officers, any nominee for director, or any of their immediate family members or persons sharing their households, or, to our knowledge holders of more than 5% of our capital stock and their immediate family members or persons sharing their households, had or will have a direct or indirect material interest.
Independence of the Board of Directors
As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with our legal counsel to ensure that the Board of Directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the Nasdaq Listing Rules, as in effect from time to time.
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and iPass, our senior management and our independent registered public accounting firm, the Board of Directors affirmatively has determined that all of our directors, including former directors who were serving as directors during any portion of 2014, are independent directors within the meaning of the applicable Nasdaq Listing Rules, except for Evan Kaplan, who was our Chief Executive Officer and a director until March 2015, and Mr. Griffiths, who was independent until he became an employee of iPass in February 2015 and our President and Chief Executive Officer in March 2015.
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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to iPass for fiscal years ended December 31, 2014, and December 31, 2013, by KPMG LLP, our independent registered public accounting firm:

Fee Category	2014 Fees	2013 Fees
Audit Fees	$1,366,081	$1,023,500
Audit-Related Fees	—	—
Tax Fees	90,050	50,355
All Other Fees	—	—
Total Fees	$1,456,131	$1,073,855
Audit Fees. Consists of fees for professional services rendered for the audit of iPass’ consolidated financial statements and internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports, review of the tax provision in iPass’ financial statements, comfort letters and consents and services that are normally provided by KPMG LLP in connection with statutory audits and regulatory filings or engagements as well as certain out-of-pocket expenses incurred by KPMG LLP in connection with services provided to iPass. In addition, 2014 and 2013 audit fees included professional services rendered in connection with the audit of the discontinued operations, and the implementation of iPass’ new enterprise resource planning system, respectively.
Tax Fees. Consists of fees for professional services rendered for tax compliance, tax audit assistance and tax planning.
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

iPass Inc.

By: /s/ Gary A. Griffiths	By: /s/ Karen J. Willem
Gary A. Griffiths, President and Chief Executive Officer (Principal Executive Officer)	Karen J. Willem, Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  April 29, 2015
Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002