Form 10-Q
period 2015-03-31
IPASS INC
filed 2015-05-07
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2015 was 65,564,106.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,600	$33,814
Accounts receivable, net of allowance for doubtful accounts of $104 and $172, respectively	11,149	10,063
Prepaid expenses and other current assets	4,216	4,318
Total current assets	43,965	48,195
Property and equipment, net	5,805	6,213
Other assets	694	847
Total assets	$50,464	$55,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,298	$7,301
Accrued liabilities	6,399	7,188
Deferred revenue, short-term	1,158	437
Total current liabilities	13,855	14,926
Deferred revenue, long-term	324	115
Vendor financed property and equipment	572	854
Other long-term liabilities	1,034	879
Total liabilities	$15,785	$16,774
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	220,006	220,368
Accumulated deficit	(185,392)	(181,952)
Total stockholders’ equity	34,679	38,481
Total liabilities and stockholders’ equity	$50,464	$55,255
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$16,558	$17,637
Cost of revenues and operating expenses:
Network access costs	6,675	7,207
Network operations	2,950	3,717
Research and development	2,998	3,384
Sales and marketing	3,182	4,565
General and administrative	4,236	4,771
Restructuring charges and related adjustments	21	14
Total cost of revenue and operating expenses	20,062	23,658
Operating loss	(3,504)	(6,021)
Interest expense, net	(21)	(33)
Foreign exchange gain (loss), net	189	(71)
Other loss, net	(4)	—
Loss from continuing operations before income taxes	(3,340)	(6,125)
(Provision for) benefit from income taxes	(100)	179
Net loss from continuing operations	$(3,440)	$(5,946)
Net income from discontinued operations (Note 11)	$—	$397
Total net loss	$(3,440)	$(5,549)
Total comprehensive net loss	$(3,440)	$(5,549)

Total income (loss) per share - basic and diluted
Loss from continuing operations	$(0.05)	$(0.09)
Income loss from discontinued operations	$—	$—
Total net loss per share	$(0.05)	$(0.09)

Weighted average shares outstanding - basic and diluted	62,846,194	64,421,563

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,440)	$(5,549)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation (benefit) expense	(362)	587
Depreciation and amortization	746	803
Deferred income taxes	(2)	(6)
Loss on disposal of property and equipment	4	—
Recovery of doubtful accounts	(63)	(68)
Changes in operating assets and liabilities:
Accounts receivable	(1,024)	1,096
Prepaid expenses and other current assets	254	527
Other assets	3	31
Accounts payable	(1,152)	(935)
Accrued liabilities	(669)	792
Deferred revenue	930	(459)
Other liabilities	11	(63)
Net cash used in operating activities	(4,764)	(3,244)
Cash flows from investing activities:
Purchases of property and equipment	(175)	(457)
Net cash used in investing activities	(175)	(457)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	36
Principal payments for vendor financed property and equipment	(275)	(263)
Net cash used in financing activities	(275)	(227)
Net decrease in cash and cash equivalents	(5,214)	(3,928)
Cash and cash equivalents at beginning of period	33,814	24,017
Cash and cash equivalents at end of period	$28,600	$20,089
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$50	$47
Accrued amounts for acquisition of property and equipment	$239	$217
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The Condensed Consolidated Financial Statements as of and for December 31, 2014, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company reports comprehensive loss in a single continuous financial statement within the Condensed Consolidated Statements of Comprehensive Loss. The Company’s comprehensive loss is equivalent to its net loss because the Company does not have any transactions that are recorded through other comprehensive loss.
The Condensed Consolidated Statements of Comprehensive Loss have been reclassified for all periods presented to reflect discontinued operations treatment. (Refer to Note 11 for discussion related to Divestiture of Business Segment).

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations under current U.S. GAAP (Accounting Standards Codification Subtopic 205-20 Discontinued Operations, “ASC 205-20”) and provides a new definition of discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU No. 2014-08 has not had a material impact on the Company’s financial position or results of operations.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at March 31, 2015, and December 31, 2014, respectively:

	As of March 31, 2015				As of December 31, 2014
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$25,308	$—	$—	$25,308	$29,306	$—	$—	$29,306
Total financial assets	$25,308	$—	$—	$25,308	$29,306	$—	$—	$29,306

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2014 through March 31, 2015. As of March 31, 2015 and December 31, 2014, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities. (Refer to Note 6 and 7 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Equipment	$10,409	$10,242
Furniture and fixtures	1,792	1,923
Computer software	9,319	9,356
Construction in progress	347	306
Leasehold improvements	662	912
	22,529	22,739
Less: Accumulated depreciation and amortization	(16,724)	(16,526)
Property and equipment, net	$5,805	$6,213
Depreciation expense for continuing operations was approximately $0.7 million for the three months ended March 31, 2015, and March 31, 2014.
During the three months ended March 31, 2015, and March 31, 2014, the Company retired approximately $0.6 million and $0.4 million, respectively, of gross property and equipment related to continuing operations, nearly all of which were fully depreciated.

As of March 31, 2015, the Company held approximately $1.8 million of enterprise database software and infrastructure hardware in computer software and equipment, net of related accumulated depreciation.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Deposits	$560	$563
Long-term deferred tax assets, net	134	134
Restricted cash	—	150
	$694	$847

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Tax liabilities	$1,298	$1,300
Accrued restructuring liabilities – current (1)	75	160
Accrued bonus, commissions and other employee benefits	1,567	2,043
Accrued for vendor financed property and equipment	839	832
Amounts due to customers	936	1,016
Other accrued liabilities	1,684	1,837
	$6,399	$7,188

(1)	See Note 6 "Accrued Restructuring"

Note 6. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of March 31, 2015, the Company had remaining lease payments of less than $0.1 million, which were recorded at fair value at the time of restructuring plan was announced. Management made assumptions in determining the fair value of the lease liabilities. The discounted cash flow valuation technique used to determine the Level 3 fair value included inputs, such as the future rent payment schedule, the discount rate and sublease income based on the executed sublease agreement through the end of the lease terms.
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
During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges at the third quarter of 2014, and had less than $0.1 million of payments remaining as of March 31, 2015.
The following is a rollforward of restructuring liability for the Q3 2014, Q1 2013, and 2009 Plans:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$160	$317
Restructuring charges and related adjustments	21	14
Payments and adjustments	(106)	(81)
Ending balance	$75	$250
As of March 31, 2015, less than $0.1 million of the balance represents employee termination costs and the remaining less than $0.1 million mainly relates to exit cost of certain leased facilities.
As of March 31, 2015 and 2014, less than $0.1 million and $0.2 million of the restructuring liability are included in accrued liabilities, respectively. There is no long-term restructuring liability as of March 31, 2015. The remaining restructuring liability of approximately $0.1 million is included in long-term liabilities at March 31, 2014.

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is to be paid over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is to be paid over two years. The total purchases financed by a vendor were approximately $3.1 million. Since October 2013, the Company made approximately $1.7 million of principal payments, and as of March 31, 2015, approximately $0.8 million and $0.6 million were recorded to accrued liabilities and vendor financed property and equipment, respectively, based on the payment terms. The Company expects to pay principal payments of $0.6 million and $0.8 million in fiscal year 2015 and fiscal year 2016, respectively.
As of March 31, 2015, vendor financed property and equipment is recorded at cost, which approximates a Level 3 fair value.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of March 31, 2015, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2015	$1,465
2016	1,664
2017	1,490
2018	1,091
2019	1,082
Thereafter	1,017
$7,809
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through April 2017.
Future minimum purchase commitments as of March 31, 2015, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
2015	$4,669
2016	945
2017	43
$5,657
Included above, the Company has a future minimum purchase commitment of approximately $0.4 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next two years. In addition, the Company expects to pay principal payments related to vendor financed property and equipments of $0.6 million and $0.8 million in fiscal year 2015, and fiscal year 2016, respectively.
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

When an entity has a loss from continuing operations, including potential shares in the denominator of diluted per-share computations for continuing operations will generally be antidilutive, even if the entity has net income after adjusting for discontinued operations. That is, including potential shares in the denominator of the earnings per share calculation for a loss-making entity will generally decrease the loss per share and therefore those shares should be excluded from calculations of diluted earnings per share. Accordingly, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net income (loss) per share.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Numerator:
Net loss from continuing operations	$(3,440)	$(5,946)
Net income from discontinued operations	$—	$397
Net loss	$(3,440)	$(5,549)

Denominator:
Weighted average shares outstanding - basic and diluted	62,846,194	64,421,563

Total income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.09)
Income from discontinued operations	$—	$—
Total net loss per share	$(0.05)	$(0.09)
The following weighted average potential shares of common stock have been excluded from the computation of diluted net (loss) income per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	5,563,894	4,375,367
Restricted stock awards, including participating securities	1,907,500	2,807,153
Total	7,471,394	7,182,520

Note 10. Segment and Geographical Information
The Company currently has a single reportable operating segment, Mobility Services, and geographical information is shown below.
The following table summarizes total Company revenue by country or by geographical region:

	Three Months Ended March 31,
	2015	2014
United States	37%	35%
EMEA	50%	46%
Asia Pacific	11%	17%
Rest of the World	2%	2%
No individual country, except for the United States, Germany, and United Kingdom, represented 10% or more of total revenue for the three months ended March 31, 2015 and 2014. Revenues in Germany accounted for 16%, and 11% of total revenues for the three months ended March 31, 2015, and 2014, respectively. Revenues in the United Kingdom accounted for 10%, and 12% of total revenues for the three months ended March 31, 2015, and 2014, respectively.
One customer accounted for 11% of total revenues for the three months ended March 31, 2015. No individual customer represented 10% or more of total revenue for the three months ended March 31, 2014.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Divestiture of Business Segment

On June 30, 2014, the Company entered into an agreement and completed the sale of its Unity business segment for gross cash proceeds of approximately $28.1 million, and accrued approximately $2.2 million of transaction costs which were fully paid in 2014. The Company recorded a gain on sale of approximately $25.0 million. The gross cash proceeds included $1.4 million that was placed into an escrow account to cover any contingent claims made by the buyer against iPass through June 30, 2015, and is recorded in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets. As of March 31, 2015, no claims have been made against the escrow account. In accordance with ASC 205-20, the results of operations for the Unity business segment are reported as discontinued operations.

Income tax expense was recorded in discontinued operations for the three months ended March 31, 2014, of approximately $0.3 million. This primarily reflects tax expense on discontinued operations with an offsetting benefit in continuing operations of $0.3 million for the three months ended March 31, 2014.

The following table presents the revenues and components of discontinued operations, net of tax.

	Three Months Ended March 31,
	2015	2014
Revenue	—	7,703
Income from discontinued operations before income taxes	—	697
Gain on sale of discontinued operations before income taxes	—	—
Provision for income taxes	—	(300)
Income from discontinued operations, net of tax	$—	$397

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

Note 12. Subsequent Event

On May 7, 2015, the Company announced a plan to flatten the organization, create a more nimble sales and delivery infrastructure to support a subscription go to market strategy, and accelerate the Company’s cash flow break-even point.  The restructuring will reduce the global workforce by 14% and result in a charge of approximately $2.7 million to $3.2 million in the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy (Continuing Operations)	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2015, and March 31, 2014

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity
The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “will,” “anticipate,” “intend,” “believe,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part II, Item 1A of this Current Report on Form 10-Q, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We also use social media to communicate with our customers and the public about our company, our products and services and other matters relating to our business and market. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels including the iPass Twitter Feed, the iPass LinkedIn Feed, the iPass Google+ Feed, the iPass Facebook Page, the iPass Blog, the iPass Instagram, and the iPass Pinterest. These social media channels may be updated from time to time.

Overview

iPass enables business travelers to stay connected by providing them with cost-effective and convenient global Wi-Fi access across smartphones, tablets and laptops. Founded in 1996, iPass (NASDAQ: IPAS) is the world's largest commercial Wi-Fi network, covering over 100 countries and selling to approximately 700 large corporations, telecom service providers and other strategic partners around the world. Through its cloud-based delivery model, iPass connects business travelers to approximately 19 million Wi-Fi hotspots in airports, airplanes, hotels and public areas. With the growing need for fast, high bandwidth connectivity, iPass lets business travelers stay close to what matters most while on the road including access to video, unified communications, web conferencing and other cloud based applications.

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
Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with over 150 global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers.
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain that consists of approximately 19 million hotspots across 100 countries, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, and small business locations. In the second quarter of 2014 we began including both commercial grade venues and public access and community locations that are accessible in the iPass network. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.
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

Our growth strategy for Mobility Services includes:

•	Launching of iPass UNLIMITED – Targeting sales to small and medium enterprises (SME) with a per-user-per-month fixed fee subscription service that includes unlimited usage.

•
Expansion into consumer markets – We call this iPass EVERYWHERE and are targeting end users by bundling our product into consumer-facing companies offerings such as Hewlett Packard laptops and Huawei Smart Phones.

•	Enhancements to our products and applications – We call this iPass INVISIBLE with the intent to optimize the user experience and make Wi-Fi connectivity seamless, always on, and secure.
For a detailed discussion regarding our mobility business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Significant Trends and Events
The following describes significant trends and events of our business during the first quarter of 2015:
Continue to Focus on our Open Mobile Business
We grew our Open Mobile Platform users from 681,000 for the first quarter of 2014 and 814,000 for the fourth quarter of 2014 to 815,000 for the first quarter of 2015. Our Open Mobile Wi-Fi Network users were 71,000 for the first quarter of 2014, 84,000 for the fourth quarter of 2014, and 83,000 for the first quarter of 2015.
Historically our Open Mobile revenue growth has been driven by a combination of organic customer user and usage ramps, legacy platform customer migrations, and new enterprise customer acquisition. We are focused on growing Open Mobile revenues by growing two key metrics referenced in the preceding paragraph. See “Key Operating Metrics” below for a full discussion of our user metrics.

Continued to Broaden our Wholesale OMX Distribution Channels

Our OMX business was originally developed as a wholesale product for our carrier partners to resell Wi-Fi network access to their end-users. During the first quarter of 2015 we continued to broaden that wholesale distribution to a variety of other reseller partners including OEM, resulting in growing OMX revenue by approximately 38% from the fourth quarter of 2014. In addition, deferred revenue (short-term plus long-term) at March 31, 2015 and December 31, 2014 was $1.5 million and $0.6 million, respectively. The increase in deferred revenue was primarily driven by a new OEM deal that was signed in late 2014.

Potential Proxy Contest
A group of stockholders led by Maguire Asset Management, Francis Capital Management, and Foxhill Opportunity Fund (collectively "the Maguire Group"), has initiated a proxy contest with respect to the matters to be voted upon at our 2015 annual meeting of stockholders, or the Annual Meeting. Among other things, the Maguire Group is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its five nominees for election to our board of directors. Responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition. Further, we have incurred, and will continue to incur, expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the potential proxy contest, which may include related litigation, which costs may be substantial.

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
The following table summarizes the number of active users of iPass OME services (in thousands). Each user metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Wi-Fi Network Users	83	84	78	80	71
Active Platform Users:	815	814	770	753	681
Deferred Revenue (Short-term plus Long-term)
Deferred Revenue represents sales invoiced in advance of recognition under our revenue recognition policy. As noted above, deferred revenue more than doubled from $0.6 million as of December 31, 2014 to $1.5 million as of March 31, 2015. The increase in deferred revenue was primarily driven by a new OEM deal that was signed in late 2014.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net loss adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, net income (loss) from discontinued operations, and CEO exit costs – severance. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP total net loss:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted EBITDA	$(2,293)	$(4,794)
Interest expense	(21)	(33)
Income tax (expense) benefit	(100)	179
Depreciation of property and equipment	(746)	(713)
Stock-based compensation benefit (expense)	362	(571)
Restructuring charges and related adjustments	(21)	(14)
CEO exit costs – severance	(621)	—
Net income from discontinued operations	—	397
GAAP Total Net Loss	$(3,440)	$(5,549)

In the table above, Adjusted EBITDA for prior periods has been recast to exclude net income from discontinued operations and related changes to adjustment items such as tax, depreciation and stock based compensation.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates and judgments.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be effective for us on January 1, 2017 or January 1, 2018 (if effective date of this guidance is delayed). Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

Results of Operations
Sources of Revenues
On June 30, 2014, we entered into an agreement and completed the sale of our Unity business. Accordingly, we have a single reportable operating segment, Mobility Services, and analyze revenue from continuing operations. Within Mobility Services, we differentiate and analyze our Open Mobile and legacy generated revenues separately.
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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Mobility Services	$16,558	$17,637
Open Mobile	15,313	13,539
Open Mobile Enterprise	14,190	12,760
Network	10,395	8,723
Platform	3,795	4,037
Open Mobile Exchange	1,123	779
Legacy iPC	1,245	4,098

For the three months ended March 31, 2015, Mobility Services revenue decreased $1.1 million or 6% compared to the same period in 2014 as the decrease in legacy iPC revenue of $2.9 million outpaced the increase in Open Mobile ("OM") revenue of $1.8 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to OM. Growth in OM was attributable to organic growth of OM network and active platform users, and migration of Legacy iPC customers.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as network revenue less network access costs divided by network revenue.

	Three Months Ended March 31,
	2015	2014
Network Gross Margin (%)	45.3%	41.7%
For the three months ending March 31, 2015, compared to the same periods in 2014, network gross margin increased by 3.6 percentage points, primarily due to strengthening of the US dollar against currencies in which we buy network access.

Operating Expenses
With the restructuring announced in the second quarter of 2015, we expect approximately $2.7 million to $3.2 million of restructuring charges in the second quarter of 2015, and our operating expense run rate to decline by approximately $2.0 million per quarter starting in the third quarter of 2015.
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Network access costs	$6,675	$7,207
As a percentage of total revenue	40.3%	40.9%
For the three months ended March 31, 2015, compared to the same period in 2014, network access costs decreased approximately $0.5 million or 7% primarily due to the decrease of 3G network access costs of $0.7 million due to a decline on 3G legacy customer, partially offset by an increase of OME network access costs of $0.2 million driven by the growth in Wi-Fi network users and usage. In addition, strengthening of the US dollar against currencies in which we buy network access costs contributed to the overall decrease in network access costs.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Network operations expense	$2,950	$3,717
As a percentage of total revenue	17.8%	21.1%
Network operations expense for the three months ended March 31, 2015, decreased by approximately $0.8 million or 21% compared to the same period in 2014, primarily due to a decrease in headcount-related expenses of $0.7 million and depreciation and maintenance expenses of $0.1 million, as we continue to manage our cost structure.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Research and development expense	$2,998	$3,384
As a percentage of total revenue	18.1%	19.2%
For the three months ended March 31, 2015, research and development expense decreased by approximately $0.4 million or 11% compared to the same period in 2014, mainly due to the decrease in headcount related expenses of $0.4 million as we continue to actively manage costs.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended March 31.
	2015	2014
	(Dollars in thousands)
Sales and marketing expenses	$3,182	$4,565
As a percentage of total revenue	19.2%	25.9%
Sales and marketing expenses for the three months ended March 31, 2015, decreased by approximately $1.4 million or 30% compared to the same period in 2014, primarily due to decreases in headcount-related costs of $1.1 million, driven by decreases in salaries, commissions, and incentive compensation. Remaining decrease of approximately $0.3 million relate to cost control of discretionary spend driven by cost management initiatives.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
General and administrative expenses	$4,236	$4,771
As a percent of total revenue	25.6%	27.1%
General and administrative expenses for the three months ended March 31, 2015, decreased by approximately $0.5 million or 11% compared to the same period in 2014, primarily due to a decrease in headcount related costs of $0.5 million. During the current quarter, we recognized approximately $0.7 million of stock based compensation benefit driven by forfeiture of awards upon the exit of our prior CEO, offset by approximately $0.6 million of CEO severance expense. Remaining decrease is primarily due to ongoing cost management initiatives.
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

For the three months ended March 31, 2015 and 2014, we did not enter into any hedging contracts. Foreign exchange gain for the three months ended March 31, 2015 was $0.2 million primarily due to strengthening of the U.S. dollar against British Pound and Euro. Foreign exchange loss for the three months ended March 31, 2014 was approximately $0.1 million.

Provision for Income Taxes
Income tax expense for the three months ended March 31, 2015 and 2014, was approximately $0.1 million and $0.1 million, respectively. The income tax expense recorded in the three months ended March 31, 2015 and 2014, primarily related to foreign taxes on expected profits in the foreign jurisdictions. For the first quarter of 2014, income tax expense represented $0.3 million of income tax expense from discontinued operations offset by $0.2 million of income tax benefit from continuing operations.

Divestiture of Business Segment
We announced on July 1, 2014, that we had completed the sale of our Unity business for $28.1 million to Tolt Solutions, and accrued approximately $2.2 million of transaction costs which were fully paid in 2014. Of the purchase price, $1.4 million was placed in an escrow account until June 30, 2015, to satisfy any claims for the indemnification obligations of iPass for breaches of representations, warranties and covenants and certain other specified matters. The sale resulted in a before tax gain of $25.0 million in the second quarter of 2014. The purchase agreement was signed and the sale was completed on June 30, 2014.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Unity business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.

The following table presents the revenues and components of discontinued operations, net of tax.

	Three Months Ended March 31,
	2015	2014
Revenue	—	7,703
Income from discontinued operations before income taxes	—	697
Gain on sale of discontinued operations before income taxes	—	—
Provision for income taxes	—	(300)
Income from discontinued operations, net of tax	$—	$397

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

Liquidity and Capital Resources
We had cash and cash equivalents of $28.6 million at March 31, 2015, compared to $33.8 million at December 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows
Net cash used in operating activities	$(4,764)	$(3,244)
Net cash used in investing activities	(175)	(457)
Net cash used in financing activities	(275)	(227)
Net decrease in cash and cash equivalents	$(5,214)	$(3,928)

Operating Activities
Net cash used in operating activities increased by approximately $1.5 million from $3.2 million for the three months ended March 31, 2014, to $4.7 million for the same period in 2015. This increase is mainly due to changes in working capital mainly driven by timing of payments partially offset by a decrease in net loss.
Investing Activities
Net cash used in investing activities decreased by approximately $0.3 million from the net cash used in investing activities of $0.5 million for the three months ended March 31, 2014, to the net cash used in investing activities of $0.2 million for the same period in 2015. This decrease is due to a decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities stayed relatively consistent for the three months ended March 31, 2015, compared to the same period in 2014.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2015, and December 31, 2014, was $0.4 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three months ended March 31, 2015, was for network access costs, payroll related expenses, CEO exist costs, payments for vendor financing equipment purchase, and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of March 31, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$7,809	$1,907	$4,068	$1,834
Other Purchase Commitments	5,657	4,669	988	—
Total Contractual Obligations(1)	$13,466	$6,576	$5,056	$1,834

(1)	See Note 8. Commitments and Contingencies.
As of March 31, 2015, we had unrecognized tax benefits of $0.8 million associated with our uncertain tax positions. We are unable to estimate when any cash settlement with a taxing authority might occur.
Included above, we have a future minimum purchase commitment of approximately $0.4 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next two years. In addition, we expect to pay principal payments related to vendor financed property and equipments of $0.6 million and $0.8 million in fiscal year 2015, and fiscal year 2016, respectively.
For information on our contractual commitments at December 31, 2014, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2015, and December 31, 2014, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2015, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of March 31, 2015, we had cash and cash equivalents of $28.6 million, restricted cash of $1.6 million and no short-term investments. As of December 31, 2014, we had cash and cash equivalents of $33.8 million, restricted cash of $1.6 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.
We have marked with an asterisk (*) the risk factors below that reflect additional risk facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015.
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
*If we do not accurately predict network usage for our Flat Rate or iPass UNLIMITED price plans, our costs could increase without a corresponding increase in network revenue.
A significant number of our customers have purchased our Flat Rate network price plans, and we are signing new customers to our iPass UNLIMITED plan. In these plans, our customers pay a flat rate price to access our network services. However, in the majority of situations we continue to pay our providers based on actual network usage. The rate we charge in these plans is based on statistical predictions of usage across a pool of users within a customer. If actual usage is higher than expected our ability to achieve profitability could be negatively impacted.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 63% of our revenues for the three months ended March 31, 2015, of which approximately 50% and 11% were generated in the EMEA and Asia Pacific regions, respectively, and 65% of our revenues for 2014, of which approximately 48% and 15% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the three months ended March 31, 2015, and years ended December 31, 2014, 2013 and 2012, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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
To compete we must attract and retain executives, sales representatives, engineers and other key employees. Hiring and retaining qualified executives, sales representatives and engineers are critical to our business, and competition for experienced employees in our industry can be intense. If we experience an unexpected significant turnover of our executives, sales representatives, engineers and other key employees it will be difficult to achieve our business objectives and could adversely impact our results of operations.

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

*The proxy contest initiated by a dissident stockholder has the potential to adversely affect our business and the market price of our common stock.
A group of stockholders led by Maguire Asset Management, Francis Capital Management, and Foxhill Opportunity Fund, or the Maguire Group, has initiated a proxy contest with respect to the matters to be voted upon at our 2015 annual meeting of stockholders, or the Annual Meeting. Among other things, the Maguire Group is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its five nominees for election to our board of directors. Our business, operating results or financial condition could be harmed by the proxy contest because, among other things:

•
responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

•
perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team, including our chief executive officer, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors,  and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	the expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to proxy contests and any related litigation may be substantial; and

•
we may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above, the outcome of the proxy contest, or a threat of future stockholder activism.

Item 6. Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 7, 2015	/s/ KAREN WILLEM
Karen Willem
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1	Separation Agreement with Evan Kaplan dated March 13, 2015.

10.2	Offer Letter with Gary A. Griffiths, dated February 16, 2015. (Filed as Exhibit 10.28 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

10.3	Offer Letter with Patricia Hume, dated February 16, 2015. (Filed as Exhibit 10.29 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

10.4	2015 Management Compensation Plan (Described in Item 5.20 of our Form 8-K (SEC File No. 000-50327), filed on February 20, 2015, and incorporated by reference herein.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document