Form 10-Q
period 2015-06-30
IPASS INC
filed 2015-08-10
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 31, 2015 was 64,447,027.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2015

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements	3
a) Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014 (Unaudited)	3
b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (Unaudited)	4
c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	5
d) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION:
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	29
SIGNATURE	30
INDEX TO EXHIBITS	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,946	$33,814
Accounts receivable, net of allowance for doubtful accounts of $81 and $172, respectively	10,427	10,063
Prepaid expenses and other current assets	2,627	4,318
Total current assets	40,000	48,195
Property and equipment, net	5,227	6,213
Other assets	626	847
Total assets	$45,853	$55,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,173	$7,301
Accrued liabilities	8,118	7,188
Deferred revenue, short-term	1,834	437
Total current liabilities	16,125	14,926
Deferred revenue, long-term	275	115
Vendor financed property and equipment	287	854
Other long-term liabilities	1,066	879
Total liabilities	17,753	16,774
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	219,802	220,368
Accumulated deficit	(191,767)	(181,952)
Total stockholders’ equity	28,100	38,481
Total liabilities and stockholders’ equity	$45,853	$55,255
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$15,595	$17,762	$32,153	$35,399
Cost of revenues and operating expenses:
Network access costs	7,038	7,671	13,713	14,878
Network operations	2,510	3,336	5,460	7,053
Research and development	2,494	2,877	5,492	6,261
Sales and marketing	2,384	4,212	5,566	8,777
General and administrative	3,971	4,230	8,207	9,001
Restructuring charges and related adjustments	3,242	16	3,263	30
Total cost of revenue and operating expenses	21,639	22,342	41,701	46,000
Operating loss	(6,044)	(4,580)	(9,548)	(10,601)
Interest expense, net	(17)	(33)	(38)	(66)
Foreign exchange gain (loss), net	(118)	(106)	71	(177)
Other loss, net	(129)	—	(133)	—
Loss from continuing operations before income taxes	(6,308)	(4,719)	(9,648)	(10,844)
(Provision for) benefit from income taxes	(67)	4,004	(167)	4,183
Net loss from continuing operations	$(6,375)	$(715)	$(9,815)	$(6,661)
Net income from discontinued operations (Note 11)	$—	$21,592	$—	$21,989
Total net income (loss)	$(6,375)	$20,877	$(9,815)	$15,328
Total comprehensive net income (loss)	$(6,375)	$20,877	$(9,815)	$15,328

Total income (loss) per share - basic and diluted
Continuing operations	$(0.10)	$(0.01)	$(0.16)	$(0.10)
Discontinued operations	—	0.33	—	0.34
Total net income (loss) per share	$(0.10)	$0.32	$(0.16)	$0.24

Weighted average shares outstanding - basic and diluted	62,894,746	64,389,365	62,885,169	64,405,375

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(9,815)	$15,328
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	—	(25,014)
Stock-based compensation (benefit) expense	(633)	978
Depreciation and amortization	1,477	1,727
Deferred income taxes	—	(6)
Loss on disposal of property and equipment	4	—
Recovery of doubtful accounts	(92)	(113)
Changes in operating assets and liabilities:
Accounts receivable	(273)	(1,249)
Prepaid expenses and other current assets	291	724
Other assets	221	—
Accounts payable	(1,154)	(446)
Accrued liabilities	1,133	(34)
Deferred revenue	1,557	(577)
Other liabilities	(31)	485
Net cash used in operating activities	(7,315)	(8,197)
Cash flows from investing activities:
Purchases of property and equipment	(467)	(886)
Proceeds from sale of discontinued operations	—	26,750
Change in restricted cash	1,400	100
Net cash provided by investing activities	933	25,964
Cash flows from financing activities:
Net proceeds from issuance of common stock	66	149
Principal payments for vendor financed property and equipment	(552)	(263)
Net cash used in financing activities	(486)	(114)
Net (decrease) increase in cash and cash equivalents	(6,868)	17,653
Cash and cash equivalents at beginning of period	33,814	24,017
Cash and cash equivalents at end of period	$26,946	$41,670
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$42	$121
Accrued amounts for acquisition of property and equipment	$99	$64
Vendor financing of property and equipment	$—	$501
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. (the “Company”) and its wholly owned subsidiaries. The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The Condensed Consolidated Financial Statements as of and for December 31, 2014, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results that the Company experiences may differ materially from those estimates. Estimates are used for, but not limited to, the valuation of accounts receivables, other long-lived assets, recognition of deferred revenue, network access costs, stock-based compensation, legal contingencies, and income taxes.
The Company reports comprehensive income (loss) in a single continuous financial statement within the Condensed Consolidated Statements of Comprehensive Loss. The Company’s comprehensive loss is equivalent to its net loss because the Company does not have any transactions that are recorded through other comprehensive loss.
The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) have been reclassified for all periods presented to reflect discontinued operations treatment. (Refer to Note 11 for discussion related to Divestiture of Business Segment).
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for 2016 and early adoption is allowed. The Company is currently assessing the impact of this update and the timing of adoption.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. In July 2015, the FASB approved that this standard could be adopted in either the first quarter of 2017 or 2018 with earlier than 2017 adoption not permitted. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. In May 2015, the FASB issued an additional exposure draft proposing certain changes to the revenue guidance which impact revenue relating to the licensing of IP and the identification of performance obligations. The Company is currently evaluating the appropriate transition method, timing of adoption and any further impact of this guidance on its Consolidated Financial Statements and related disclosures.
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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at June 30, 2015, and December 31, 2014, respectively:

	As of June 30, 2015				As of December 31, 2014
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$23,811	$—	$—	$23,811	$29,306	$—	$—	$29,306
Total financial assets	$23,811	$—	$—	$23,811	$29,306	$—	$—	$29,306

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2014 through June 30, 2015. As of June 30, 2015 and December 31, 2014, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities. (Refer to Note 6 and 7 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Equipment	$10,419	$10,242
Furniture and fixtures	322	1,923
Computer software	9,408	9,356
Construction in progress	403	306
Leasehold improvements	460	912
	21,012	22,739
Less: Accumulated depreciation and amortization	(15,785)	(16,526)
Property and equipment, net	$5,227	$6,213
For the three and six months ended June 30, 2015, depreciation expense for continuing operations was approximately $0.7 million and $ 1.5 million, respectively.

For the three and six months ended June 30, 2014, depreciation expense for continuing operations was approximately and $0.8 million and $1.6 million respectively. Depreciation expense for discontinued operations was less than $0.1 million for each of three and six months ended June 30, 2014.
During the three and six months ended June 30, 2015, the Company retired gross property and equipment related to continuing operations of approximately $1.7 million and $2.2 million, respectively, and during the three and six months ended June 30, 2014 approximately $0.9 million and $1.3 million, respectively all of which was nearly fully depreciated. In connection with the sale of discontinued operations, the Company sold approximately $2.0 million of gross property and equipment related to discontinued operations.
As of June 30, 2015, the Company held approximately $1.5 million of enterprise database software and infrastructure hardware in computer software and equipment, net of related accumulated depreciation.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Deposits	$492	$563
Long-term deferred tax assets, net	134	134
Restricted cash	—	150
	$626	$847
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Tax liabilities	$1,325	$1,300
Accrued restructuring liabilities – current (1)	1,833	160
Accrued bonus, commissions and other employee benefits	1,333	2,043
Accrued for vendor financed property and equipment	847	832
Amounts due to customers	867	1,016
Other accrued liabilities	1,913	1,837
	$8,118	$7,188

(1)	See Note 6 "Accrued Restructuring"

Note 6. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of June 30, 2015, the Company completed all of the related payments associated with the 2009 Plans.
During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges at the third quarter of 2014, and as of June 30, 2015 the Company has completed all of the related payments associated with the Q3 2014 Plan.
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The restructuring reduced headcount globally by approximately 14% and the Company recorded approximately $3.2 million of restructuring charges, and had $1.8 million of payments remaining as of June 30, 2015, the majority of which will be paid in the third quarter of 2015.

The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Beginning balance	$75	$250
Restructuring charges and related adjustments	3,242	16
Payments and adjustments	(1,484)	(85)
Ending balance	$1,833	$181

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Beginning balance	$160	$317
Restructuring charges and related adjustments	3,263	30
Payments and adjustments	(1,590)	(166)
Ending balance	$1,833	$181
As of June 30, 2015, $1.8 million of the balance primarily represents employee termination. There is no long-term restructuring liability as of June 30, 2015.

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is payable over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is payable over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $2.0 million of principal payments, and as of June 30, 2015, approximately $0.8 million and $0.3 million were recorded to accrued liabilities and vendor financed property and equipment, respectively, based on the payment terms. The Company expects to pay principal payments of $0.3 million and $0.8 million in fiscal year 2015 and fiscal year 2016, respectively.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of June 30, 2015, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2015	$915
2016	1,671
2017	1,494
2018	1,091
2019	1,082
Thereafter	1,017
$7,270
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through April 2017.
Future minimum purchase commitments as of June 30, 2015, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2015	$4,029
2016	2,093
2017	115
$6,237
Included above, the Company has a future minimum purchase commitment of approximately $0.3 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next year. In addition, the Company expects to pay principal payments related to vendor financed property and equipment of $0.3 million and $0.8 million for the remainder of fiscal year 2015 and fiscal year 2016, respectively.
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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Numerator:
Net loss from continuing operations	$(6,375)	$(715)	$(9,815)	$(6,661)
Net income from discontinued operations	—	21,592	—	21,989
Net income (loss)	$(6,375)	$20,877	$(9,815)	$15,328

Denominator:
Weighted average shares outstanding - basic and diluted	62,894,746	64,389,365	62,885,169	64,405,375

Total income (loss) per share - basic and diluted:
Continuing operations	$(0.10)	$(0.01)	$(0.16)	$(0.10)
Discontinued operations	—	0.33	—	0.34
Total net income (loss) per share	$(0.10)	$0.32	$(0.16)	$0.24
The following weighted average potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	7,108,287	5,048,438	6,400,939	4,612,331
Restricted stock awards, including participating securities	2,642,500	2,621,546	1,907,500	2,713,837
Total	9,750,787	7,669,984	8,308,439	7,326,168

Note 10. Segment and Geographical Information
The Company sold its iPass Unity Network Services business segment during the second quarter of 2014 and has subsequently managed the business as a single reportable segment which it refers to as Mobility Services. Geographical information for the Company is as follows.

Mobility Services	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	40%	34%	39%	35%
EMEA	52%	49%	51%	47%
Asia Pacific	7%	15%	9%	16%
Rest of the World	1%	2%	1%	2%
For the three and six months ended June 30, 2015, the countries that accounted for 10% or more of our total revenues on a geographical basis were the United States, Germany and United Kingdom. Revenues in Germany and the United Kingdom respectively represented 15% and 10% for both of the three and six month periods ended June 30, 2015.  One customer represented 10% of total revenues for both the three and six months ended June 30, 2015. No other individual customer accounted for 10% or more of total revenues during those periods.
For the three months and six months ended June 30, 2014, no individual country, except for the United States, United Kingdom, and Germany, represented 10% or more of total revenue. No individual customer represented 10% or more of total revenue for the three months and six months ended June 30, 2014.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Divestiture of Business Segment
During the second quarter of 2014, the Company entered into an agreement and completed the sale of its Unity business segment for gross cash proceeds of approximately $28.1 million and accrued approximately $2.2 million of transaction costs which were fully paid in 2014. The Company recorded a gain on sale of approximately $25.0 million. In accordance with ASC 205-20, the results of operations for the Unity business segment have been reported as discontinued operations in the Company's condensed consolidated financial statements.
The gross cash proceeds of the sale included $1.4 million placed in escrow as of June 30, 2014 to cover any contingent claims made by the buyer against iPass through June 30, 2015, which was recorded in Prepaid Expenses and Other Current Assets. There were no claims made against the escrow and the cash proceeds were released to the Company and are included in Cash and Cash Equivalents as of June 30, 2015.
Tax provision expense of approximately $4.2 million and $4.5 million was recorded to discontinued operations for the three and six months ended June 30, 2014, respectively. This primarily reflects tax provision expense from discontinued operations for the three and six months ended June 30, 2014, offset by tax provision benefit from continuing operations of $4.1 million and $4.4 million, respectively, which represents the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the unity business.

The following table presents revenues and the components of discontinued operations, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$—	$7,755	$—	15,458
Income from discontinued operations before income taxes	$—	$809	$—	$1,506
Gain on sale of discontinued operations before income taxes	—	25,014	—	25,014
Provision for income taxes	—	(4,231)	—	(4,531)
Income from discontinued operations, net of tax	$—	$21,592	$—	$21,989

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
We announced on July 1, 2014, that we signed and closed the sale of our Unity Managed Network Services business unit ("Unity business") on June 30, 2014. Our second quarter 2015 results of operations and all prior comparative periods have been recast to reflect the Unity business as a discontinued operation, and our MD&A focuses primarily on our continuing operations.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy (Continuing Operations)	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and six months ended June 30, 2015, and June 30, 2014

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition and potential sources of liquidity
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

Overview
iPass delivers global, mobile connectivity as a hosted cloud service, connecting its customers with the people and information that matter the most on all of the devices they choose to carry: smartphones, tablets and laptops. Founded in 1996, iPass (NASDAQ: IPAS) is the world’s largest commercial Wi-Fi network. As of June 30, 2015, we have over 20 million hotspots in airports, hotels, airplanes and public areas in more than 120 countries and territories across the globe. In the rapidly changing technology of Internet connectivity, iPass is the industry pioneer in ensuring businesses have unlimited access to unlimited content. For almost two decades, the name iPass has been synonymous with the internet and keeping customers connected.
Strategic Mobility Assets
We believe iPass has a unique set of mobility assets that provides us with competitive advantages. We see our three core assets as follows:
Open Mobile Platform: Our Open Mobile (OM) platform is a cloud-based mobility management platform that securely manages network connectivity and subscribers across a wide variety of computing and mobile devices and provider networks. We believe this scalable subscriber management, billing and reporting platform is unique in the industry and would be time consuming and expensive to replicate. This platform is the gateway that allows users to access our 20 million hotspots around the globe.
Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with over 150 global Wi-Fi networks as of June 30, 2015. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers.
Global Wi-Fi Footprint: We have a Wi-Fi network footprint and supply chain as of June 30, 2015 that consists of approximately 20 million hotspots across 120 countries, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, and small business locations. In the second quarter of 2014 we began including both commercial grade venues and public access and community locations that are accessible in the iPass network. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.
Business Portfolio and Our Strategy (Continuing Operations)
Mobility Services:
We provide iPass Open Mobile Enterprise Services ("iPass OME" or "OME") to enterprises to deliver enhanced network mobility services, addressing enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. We also provide our iPass Open Mobile Exchange services ("iPass OMX" or "OMX") to strategic partners that incorporate iPass OMX into their core products and services, geared for the mass market. iPass OMX strategic partners include global OEMs (Original Equipment Manufacturers), premium brand partners, software product and service providers, and telecom carriers.

Our growth strategy for Mobility Services includes:

•	Launching of iPass UNLIMITED – Targeting sales to small and medium enterprises (SME) with a per-user-per-month fixed fee subscription service that includes unlimited usage.

•
Expansion of both our network footprint and our delivery channels – We continue to aggressively acquire access to new networks to enhance the iPass brand and offer ubiquitous connectivity. We call this iPass EVERYWHERE and are targeting end users by bundling our product into consumer-facing companies offerings such as Hewlett Packard laptops and Huawei Smart Phones.

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

Significant Trends and Events
The following describes significant trends and events of our business during the second quarter of 2015.
Continue to Focus on our Open Mobile Business
We grew our Open Mobile Platform from 753,000 users in the second quarter of 2014 to 815,000 in the first quarter of 2015 to 829,000 in the second quarter of 2015. Our Open Mobile Wi-Fi Network users were 80,000 for the second quarter of 2014 and 83,000 for both the first and second quarters of 2015.
Historically our Open Mobile revenue growth has been driven by a combination of organic customer user and usage ramps, legacy platform customer migrations, and new enterprise customer acquisition. We are now focused on growing Open Mobile revenues by addressing new markets (small and medium enterprises) and aggressively acquiring new customers under our UNLIMITED offerings. See “Key Operating Metrics” below for a full discussion of our user metrics.
Continue to Broaden our Wholesale OMX Distribution Channels
Our OMX business was originally developed as a wholesale product for our carrier partners to resell Wi-Fi network access to their end-users. We continue to focus on this market and have expanded our wholesale distribution to a variety of other reseller partners including OEM. As a result, we grew OMX revenues grew by 97% and 68% for the three and six months ended June 30, 2015, respectively as compared to the same periods in 2014. In addition, deferred revenue (short-term plus long-term) at June 30, 2015 and December 31, 2014 was $2.1 million and $0.6 million, respectively. The increase in deferred revenue was primarily driven by a strategic OEM deal that was signed in late 2014.
Contested Proxy
A group of stockholders led by Maguire Asset Management, Francis Capital Management, and Foxhill Opportunity Fund (collectively "the Maguire Group"), initiated a proxy contest with respect to the matters to be voted upon at our 2015 annual meeting of stockholders, or the Annual Meeting. On May 28, 2015, we entered into an agreement pursuant to which we settled the proxy contest (see our Form 8-K filed with the Securities and Exchange Commission on May 29, 2015). In the quarter ended June 30, 2015, we expensed $446,000 related to the proxy contest.
Restructuring
On May 7, 2015, we announced a restructuring plan to flatten the organization with the emphasis on creating a more nimble sales and delivery infrastructure to better support a subscription based go to market strategy. It was also intended to accelerate our timetable for cash flow break-even. The restructuring plan reduced our global workforce by approximately 14% and resulted in a charge of $3.2 million during this quarter ended June 30, 2015. The majority of these expenses will be fully paid by September 30, 2015. We expect this reduction in force along with continued ongoing general cost management will reduce future quarterly operating costs by approximately $2.0 million from our first quarter run rate by the third quarter of 2015.

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
The following table summarizes the number of active users of iPass OME services (in thousands). Each user metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Wi-Fi Network Users	83	83	84	78	80
Active Platform Users:	829	815	814	770	753
Deferred Revenue (Short-term plus Long-term)
Deferred Revenue represents sales invoiced in advance of recognition under our revenue recognition policy. As noted above, deferred revenue more than doubled from $0.6 million as of December 31, 2014 to $2.1 million as of June 30, 2015. The increase in deferred revenue was primarily driven by a new OEM deal that was signed in late 2014.
Annual Contract Value ("ACV"), a Non-GAAP Measure
Annual Contract Value represents the annualized sales value under contract for newly acquired customers or significant upsell and is made up of unbilled deferred revenue. For the second quarter 2015, ACV was $1.3 million up from $386,000 in the first quarter of 2015. We believe ACV will be a key reporting metric as we migrate sales efforts to a more SaaS-like recurring monthly subscription model.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP results. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, net income (loss) from discontinued operations, CEO exit costs – severance, proxy contest costs and non-recurring legal costs. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP total net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA	$(2,014)	$(3,446)	$(4,307)	$(8,240)
Interest expense	(17)	(33)	(38)	(66)
Income tax (expense) benefit	(67)	4,004	(167)	4,183
Depreciation of property and equipment	(731)	(838)	(1,477)	(1,551)
Stock-based compensation benefit (expense)	271	(386)	633	(957)
Restructuring charges and related adjustments	(3,242)	(16)	(3,263)	(30)
CEO exit costs – severance	—	—	(621)	—
Proxy contest costs	(446)	—	(446)
Nonrecurring legal costs	(129)	—	(129)	—
Net income from discontinued operations	—	21,592	—	21,989
GAAP Total Net Income (Loss)	$(6,375)	$20,877	$(9,815)	$15,328

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2015, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
See Note 1 "Basis of Presentation and Recent Accounting Pronouncements" included in Part I, Item 1, of this report for information regarding recent accounting pronouncements.

Results of Operations
Sources of Revenues
Our single reportable operating segment is Mobility Services which we analyze based on revenue from continuing operations. Within Mobility Services, we differentiate between Open Mobile and legacy generated revenues.
Open Mobile revenues consist of:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Active Open Mobile monetized platform users and other fees specific to providing additional value add services to Open Mobile customers.

•	Open Mobile Exchange—Revenues generated from our OMX customers that incorporate our unique infrastructure offerings into their core products and services for the mass market.
Legacy revenues consist of :

•	Dial-up and 3G network,

•	iPC platform and related services, as well as iPC driven network usage relating to iPC user driven Wi-Fi and minimum commit shortfall.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Mobility Services	$15,595	$17,762	$32,153	$35,399
Open Mobile	$14,513	$14,382	$29,826	$27,921
Open Mobile Enterprise (OME)	$13,273	$13,754	$27,463	$26,514
Network	10,594	9,645	20,989	18,368
Platform	2,679	4,109	6,474	8,146
Open Mobile Exchange (OMX)	$1,240	$628	$2,363	$1,407
Legacy iPC	$1,082	$3,380	$2,327	$7,478

For the three months ended June 30, 2015, overall Mobility Service revenue decreased $2.2 million or 12% as compared to the same period in 2014. This was due to a combination of lower Platform revenues of $1.4 million and lower

Legacy iPC revenues of $2.3 million, partially offset by higher Network revenues of $0.9 million and higher OMX revenues of $0.6 million. Platform revenues were lower principally due to a renegotiated contract with a large carrier that resulted in a significantly lower monthly commitment. Legacy iPC revenues were lower as a result of the expected reduction in usage for our 3G and Dial-up services as well as the expected continued migrations to OM. Network revenues were higher as a result of continued growth of in-flight wireless usage. OMX revenues were substantially higher and continue to expand quarter over quarter and year over year as we build out our business model surrounding this product offering which includes a strategic reseller distribution arrangement with a large OEM.

For the six months ended June 30, 2015, overall Mobility Service revenue decreased $3.2 million or 9%. This was a combination of lower Platform revenues of $1.7 million and lower Legacy iPC revenues of $5.1 million, partially offset by higher Network revenues of $2.6 million and higher OMX revenues of $0.9 million. Platform revenues were lower principally due to a renegotiated contract with a large carrier that resulted in a significantly lower monthly commitment. Legacy iPC revenues were lower as a result of the expected reduction in usage for our 3G and Dial-up services as well as the expected continued migrations to OM. Network revenues were higher as a result of continued growth of in-flight wireless usage. OMX revenues were substantially higher and continue to expand quarter over quarter and year over year as we build out our business model surrounding this product offering which includes a strategic reseller distribution arrangement with a large OEM.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as network revenue less network access costs divided by network revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Network Gross Margin (%)	43.4%	40.0%	44.3%	41.0%
For the three and six months ended June 30, 2015, network gross margin increased by 3.4 and 3.3 percentage points, respectively, as compared to the same periods in 2014 which is primarily due to the strengthening of the US dollar against currencies in which we buy network access and benefit from supplier initiatives to reduce our effective buy rates.

Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Network access costs	$7,038	$7,671	$13,713	$14,878
As a percentage of total revenue	45.1%	43.2%	42.6%	42.0%
For the three months ended June 30, 2015, network access costs decreased $0.6 million or 8% as compared to the same period in 2014 due primarily to decreases in 3G network access costs of $0.5 million from the expected decline in 3G legacy customers, and marginal decreases in OME network access costs of $0.1 million due to a strengthening US dollar against currencies in which we buy network access costs.
For the six months ended June 30, 2015, network access costs decreased $1.2 million or 8% as compared to the same period in 2014 due primarily to decreases in 3G network access costs of $1.1 million from the expected decline in 3G legacy customers, and marginal decreases in OME network access costs of $0.1 million due to a strengthening US dollar against currencies in which we buy network access costs.

Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Network operations expense	$2,510	$3,336	$5,460	$7,053
As a percentage of total revenue	16.1%	18.8%	17.0%	19.9%
For the three months ended June 30, 2015, network operations expense decreased $0.8 million or 24% as compared to the same period in 2014, primarily due to decreases in headcount-related expenses of $0.5 million and decreases in depreciation and maintenance expenses of $0.2 million.
For the six months ended June 30, 2015, network operations expense decreased $1.6 million or 22% as compared to the same period in 2014, primarily due to decreases in headcount-related expenses of $1.1 million, decreases in maintenance expenses of $0.2 million and other miscellaneous across the board cost reductions of $0.3 million as a result of our continued emphasis on cost management.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Research and development expense	$2,494	$2,877	$5,492	$6,261
As a percentage of total revenue	16.0%	16.2%	17.1%	17.7%
For the three months ended June 30, 2015, research and development expense decreased $0.4 million or 13% as compared to the same period in 2014, mainly due to decreases in headcount related expenses of $0.3 and lower travel & entertainment and consulting expense of $0.1 million.
For the six months ended June 30, 2015, research and development expense decreased $0.8 million or 12% as compared to the same period in 2014, mainly due to decreases in headcount related expenses of $0.6 million and decreases in travel & entertainment and consulting expense of $0.1 million.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Sales and marketing expense	$2,384	$4,212	$5,566	$8,777
As a percentage of total revenue	15.3%	23.7%	17.3%	24.8%

For the three months ended June 30, 2015, sales and marketing expense decreased $1.8 million or 43% as compared to the same period in 2014, primarily due to decreases in headcount-related costs of $1.2 million, decreases in marketing expenses of $0.2 million, and decreases in travel and entertainment of $0.2 million.
For the six months ended June 30, 2015, sales and marketing expense decreased $3.2 million or 36% as compared to the same period in 2014, primarily due to decreases in headcount-related costs of $2.4 million, decreases in marketing expenses of $0.3 million, and decreases in travel and entertainment of $0.2 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
General and administrative expense	$3,971	$4,230	$8,207	$9,001
As a percentage of total revenue	25.5%	23.8%	25.5%	25.4%
For the three months ended June 30, 2015, general and administrative expense decreased $0.3 million or 6% as compared to the same period in 2014, due to decreases in headcount related costs of $0.8 million which was partially offset by higher costs for the current year contested proxy of $0.4 million and legal and accounting of $0.1 million.
For the six months ended June 30, 2015, general and administrative expense decreased $0.8 million or 9% as compared to the same period in 2014, due to decreases in headcount related costs of $2.0 million which was partially offset by higher costs for the current year contested proxy of $0.4 million, legal and accounting of $0.4 million, and first quarter 2015 nonrecurring executive severance exits costs of $0.6 million.
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
For the three and six months ended June 30, 2015 and 2014, we did not enter into any hedging contracts. Foreign exchange loss for the three months ended June 30, 2015 was $0.1 million and foreign exchange gain for the six months ended June 30, 2015 was $0.1 million primarily due to strengthening of the U.S. dollar against the British Pound and Euro. Foreign exchange loss for the three and six months ended June 30, 2014 was approximately $0.1 million and $0.2 million, respectively.

Provision for Income Taxes
Income tax provision for the three and six months ended June 30, 2015 was approximately $0.1 million and $2.0 million, respectively. Income tax benefit for the three and six months ended June 30, 2014 was approximately $4.0 million and $4.2 million, respectively.
The income tax provision recorded for the three and six months ended June 30, 2015, primarily relates to foreign taxes on expected profits in foreign jurisdictions. The income tax benefit recorded for the three and six months ended June 30, 2014, primarily related to the utilization of tax losses from continuing operations against discontinued operations gains in accordance with intraperiod tax allocation under ASC 740 Income Taxes.

Divestiture of Business Segment

On July 1, 2014, we announced that we had completed the sale of our Unity business for $28.1 million to Tolt Solutions, and accrued approximately $2.2 million of transaction costs which were fully paid in 2014. The purchase agreement was signed and the sale was completed on June 30, 2014 resulting in a before tax gain of $25.0 million during the second quarter of 2014. The gross cash proceeds of the sale included $1.4 million placed in escrow as of June 30, 2014 to cover any contingent claims made by the buyer against iPass through June 30, 2015, which was recorded in Prepaid Expenses and Other Current Assets. There were no claims made against the escrow and the cash proceeds were released to us and are included in Cash and Cash Equivalents as of June 30, 2015. See Note 11 "Divestiture of Business Segment" included in Part I, Item 1, of this report for further discussion.

Liquidity and Capital Resources
We had cash and cash equivalents of $26.9 million at June 30, 2015, compared to $33.8 million at December 31, 2014.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows
Net cash used in operating activities	$(7,315)	$(8,197)
Net cash provided by investing activities	933	25,964
Net cash used in financing activities	(486)	(114)
Net (decrease) increase in cash and cash equivalents	$(6,868)	$17,653
Operating Activities
Net cash used in operating activities decreased by approximately $0.9 million from $8.2 million for the six months ended June 30, 2014, to $7.3 million for the same period in 2015. This comparative increase in cash flows is mainly due to changes in working capital mainly driven by timing of payments partially offset by a decrease in loss from continuing operations before income taxes.
Investing Activities
Net cash provided by investing activities decreased by approximately $25.0 million from $26.0 million for the six months ended June 30, 2014, to $0.9 million for the same period in 2015. This decrease is primarily a result of the proceeds from the sale of the Company's Unity business in the second quarter of 2014.
Financing Activities
Net cash used for financing activities increased by approximately $0.4 million from $0.1 million for the six months ended June 30, 2014, to $0.5 million for the same period in 2015 related to payments for vendor financed property and equipment.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of June 30, 2015, and December 31, 2014, was $0.4 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash

Our principal use of cash during the six months ended June 30, 2015, was for network access costs, payroll related expenses, CEO exist costs, payments for vendor financing equipment purchase, reduction in force severance costs, and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of June 30, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$7,270	$1,775	$3,931	$1,564
Other Purchase Commitments	6,237	5,157	1,080	—
Total Contractual Obligations(1)	13,507	$6,932	$5,011	$1,564

(1)	See Note 8. Commitments and Contingencies.
Included above, we have a future minimum purchase commitment of approximately $0.3 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next year.
Our contractual commitments at December 31, 2014, were $14.1 million. For information on our contractual commitments at December 31, 2014, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2015, and December 31, 2014, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended June 30, 2015, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of June 30, 2015, we had cash and cash equivalents of $26.9 million, restricted cash of $0.2 million and no short-term investments. As of December 31, 2014, we had cash and cash equivalents of $33.8 million, restricted cash of $1.6 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this report and our other reports filed with the Securities and Exchange Commission, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.
We have marked with an asterisk (*) the risk factors below that reflect additional risk facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.
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
The growth of our business is dependent, in part, upon the increased use of mobility services and our ability to capture a higher proportion of this market. If the demand for mobility services does not continue to grow, or grows in ways that do not require use of our services, then we may not be able to grow our business, or achieve or maintain profitability. Increased usage of our Mobility Services depends on numerous factors, including:

•	Willingness of enterprises to make additional information technology expenditures;

•	Availability of Securities and Exchange Commissionurities and Exchange Commissionurity services necessary to ensure data privacy over a variety of networks;

•	Quality, cost and functionality of our services and competing services;

•	Increased adoption of wireless broadband access methods and our ability to support these new methods;

•	Proliferation of smartphones, tablets and mobile handheld devices and related applications, and our ability to provide valuable services and support for those devices;

•	Our ability to partner with mobile network operators and service providers that are willing to stimulate consumer awareness and adoption of our Mobility Services; and

•	Our ability to timely implement technology changes to our services to meet evolving industry standards for mobile devices, Wi-Fi network access and customer business requirements.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 61% of our revenues for the six months ended June 30, 2015, of which approximately 51% and 9% were generated in the EMEA and Asia Pacific regions, respectively, and 65% of our revenues for 2014, of which approximately 47% and 16% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the six months ended June 30, 2015, and years ended December 31, 2014, 2013 and 2012, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table summarizes acquisitions of shares of our common stock during the second quarter of fiscal 2015 from employees. These shares were restricted shares subject to vesting, and for those shares that were not vested as of the date of termination of the respective employee, we reaquired the unvested shares from the employee:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
April 1, 2015, to April 30, 2015	--	$--	--	$--
May 1, 2015, to May 31, 2015	695,000	$--	--	$--
June 1, 2015, to June 30, 2015	380,000	$--	--	$--
Total	1,075,000		--

Item 6. Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: August 10, 2015	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1	Severance Agreement with Renatus Hendrikse dated May 8, 2015.

10.2	Severance Agreement with June Bower dated June 9, 2015.

10.3	Severance Agreement with Karen Willem dated June 30, 2015. and incorporated by reference herein.)

10.4	Compensation arrangement with Darin Vickery (Described in Item 5.20 of our Form 8-K (SEC File No. 000-50327), filed on June 4, 2015, and incorporated by reference herein.)
10.5	Severance Agreement with Barbara Nelson dated June 30, 2015.
10.6
Settlement Agreement, dated May 28, 2015, between the Company, Maguire Asset Management, LLC and the other entities signatory thereto (Filed as Exhibit 10.1 to our Form 8-K (SEC File No. 000-50327), filed on May 29, 2015, and incorporated by reference herein.).

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