Form 10-Q
period 2015-09-30
IPASS INC
filed 2015-11-05
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 30, 2015 was 64,520,886.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2015

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements	3
a) Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014 (Unaudited)	3
b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	4
c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	5
d) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION:
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	29
SIGNATURE	30
INDEX TO EXHIBITS	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$24,243	$33,814
Accounts receivable, net	10,180	10,063
Prepaid expenses and other current assets	2,526	4,318
Total current assets	36,949	48,195
Property and equipment, net	4,582	6,213
Other assets	612	847
Total assets	$42,143	$55,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,994	$7,301
Accrued liabilities	6,773	7,188
Deferred revenue, short-term	2,272	437
Total current liabilities	16,039	14,926
Deferred revenue, long-term	245	115
Vendor financed property and equipment	—	854
Other long-term liabilities	1,018	879
Total liabilities	17,302	16,774
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	219,973	220,368
Accumulated deficit	(195,197)	(181,952)
Total stockholders’ equity	24,841	38,481
Total liabilities and stockholders’ equity	$42,143	$55,255
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$14,985	$17,250	$47,138	$52,649
Cost of revenue and operating expenses:
Network access costs	7,186	7,584	20,899	22,462
Network operations	2,169	3,093	7,629	10,146
Research and development	2,456	2,853	7,948	9,114
Sales and marketing	2,506	3,548	8,072	12,325
General and administrative	3,067	4,286	11,274	13,287
Restructuring charges and related adjustments	916	715	4,179	745
Total cost of revenue and operating expenses	18,300	22,079	60,001	68,079
Operating loss	(3,315)	(4,829)	(12,863)	(15,430)
Interest expense, net	(12)	(29)	(50)	(95)
Foreign exchange gain (loss), net	(72)	45	(1)	(132)
Other gain (loss), net	—	345	(135)	345
Loss from continuing operations before income taxes	(3,399)	(4,468)	(13,049)	(15,312)
(Provision for) benefit from income taxes	(29)	1,355	(196)	5,538
Net loss from continuing operations	$(3,428)	$(3,113)	$(13,245)	$(9,774)
Net income (loss) from discontinued operations (Note 11)	$—	$(1,296)	$—	$20,693
Total net income (loss)	$(3,428)	$(4,409)	$(13,245)	$10,919
Total comprehensive net income (loss)	$(3,428)	$(4,409)	$(13,245)	$10,919

Total income (loss) per share - basic and diluted
Continuing operations	$(0.05)	$(0.05)	$(0.21)	$(0.16)
Discontinued operations	—	(0.02)	—	0.33
Total net income (loss) per share	$(0.05)	$(0.07)	$(0.21)	$0.17

Weighted average shares outstanding - basic and diluted	62,979,830	62,696,930	62,862,144	62,507,683

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,245)	$10,919
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	—	(25,014)
Stock-based compensation (benefit) expense	(522)	1,107
Depreciation and amortization	2,214	2,539
Deferred income taxes	7	(2)
Loss on disposal of property and equipment	4	36
Recovery of doubtful accounts	(32)	(108)
Changes in operating assets and liabilities:
Accounts receivable	(86)	519
Prepaid expenses and other current assets	235	847
Other assets	235	10
Accounts payable	(251)	(903)
Accrued liabilities	(437)	(2,399)
Deferred revenue	1,965	(548)
Other liabilities	139	763
Net cash used in operating activities	(9,774)	(12,234)
Cash flows from investing activities:
Purchases of property and equipment	(642)	(1,112)
Proceeds from sale of discontinued operations	—	26,750
Release of cash held in escrow and change in restricted cash	1,550	100
Net cash provided by investing activities	908	25,738
Cash flows from financing activities:
Net proceeds from issuance of common stock	127	184
Principal payments for vendor financed property and equipment	(832)	(590)
Net cash used in financing activities	(705)	(406)
Net (decrease) increase in cash and cash equivalents	(9,571)	13,098
Cash and cash equivalents at beginning of period	33,814	24,017
Cash and cash equivalents at end of period	$24,243	$37,115
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$51	$220
Accrued amounts for acquisition of property and equipment	$56	$20
Vendor financing of property and equipment	$—	$501
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The Condensed Consolidated Financial Statements as of and for December 31, 2014, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company reports total comprehensive net income (loss) in a single continuous financial statement within its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s comprehensive net income (loss) is equivalent to its total net income (loss) because the Company does not have any transactions that are recorded through other comprehensive income (loss).
The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) have been reclassified for all periods presented to reflect discontinued operations treatment (refer to Note 11 for discussion related to Divestiture of Business Segment).
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. Under application of the existing guidance, the Company’s sales made to distributors and retailers are generally deferred until the distributors or retailers sell the merchandise to their end customer. Under the new standard, the Company’s sales made to distributors and retailers are expected to be recognized upon transfer of inventory to the distributor or retailer resulting in earlier revenue recognition than per existing guidance with additional use of estimation. In August 2015, the FASB issued ASU No. 2015-14, which defers by one year the effective date of ASU No. 2014-09. The Company is currently evaluating the appropriate transition method, timing of adoption and any further impact of this guidance on its Consolidated Financial Statements and related disclosures.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at September 30, 2015, and December 31, 2014, respectively:

	As of September 30, 2015				As of December 31, 2014
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$20,315	$—	$—	$20,315	$29,306	$—	$—	$29,306
Total financial assets	$20,315	$—	$—	$20,315	$29,306	$—	$—	$29,306

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2014 through September 30, 2015. As of September 30, 2015 and December 31, 2014, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities (refer to Note 6 and 7 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Equipment	$10,426	$10,242
Furniture and fixtures	322	1,923
Computer software	9,884	9,356
Construction in progress	—	306
Leasehold improvements	460	912
	21,092	22,739
Less: Accumulated depreciation and amortization	(16,510)	(16,526)
Property and equipment, net	$4,582	$6,213
For the three and nine months ended September 30, 2015, depreciation expense for continuing operations was approximately $0.7 million and $ 2.2 million, respectively.
For the three and nine months ended September 30, 2014, depreciation expense for continuing operations was approximately and $0.8 million and $2.4 million respectively. Depreciation expense for discontinued operations was less than $0.1 million for each of three and nine months ended September 30, 2014.
During the three and nine months ended September 30, 2015, the Company retired gross property and equipment related to continuing operations of approximately $0 and $2.2 million, respectively, and during the three and nine months ended September 30, 2014 approximately $0.9 million and $2.2 million, respectively, all of which was nearly fully depreciated. In connection with the sale of discontinued operations, the Company sold approximately $2.0 million of gross property and equipment related to discontinued operations.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Deposits	$478	$563
Long-term deferred tax assets, net	134	134
Restricted cash	—	150
	$612	$847
Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued tax liabilities	$1,287	$1,300
Accrued restructuring liabilities (1)	952	160
Accrued bonus, commissions and other employee benefits	1,330	2,043
Accrued vendor financed property and equipment (2)	854	832
Amounts due to customers	833	1,016
Other accrued liabilities	1,517	1,837
	$6,773	$7,188

(1)	See Note 6 "Accrued Restructuring"

(2)	See Note 7 "Vendor Financed Property and Equipment"

Note 6. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of September 30, 2015, the Company completed all of the related payments associated with the 2009 Plans.
During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges at the third quarter of 2014, and as of September 30, 2015 the Company has completed all of the related payments associated with the Q3 2014 Plan.
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges, which included an additional $0.9 million in the third quarter of 2015 related to severance obligations for certain international employees.
The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Beginning balance	$1,833	$181
Restructuring charges and related adjustments	916	715
Payments and adjustments	(1,797)	(544)
Ending balance	$952	$352

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Beginning balance	$160	$317
Restructuring charges and related adjustments	4,179	745
Payments and adjustments	(3,387)	(710)
Ending balance	$952	$352
As of September 30, 2015, the balance primarily represents remaining employee termination obligations, the majority of which are expected to be paid in the fourth quarter of 2015. There is no long-term restructuring liability as of September 30, 2015.

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is payable over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is payable over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $2.2 million of principal payments, and as of September 30, 2015, approximately $0.9 million was recorded to accrued liabilities. The Company expects to pay principal payments of $0.3 million and $0.6 million during fourth quarter 2015 and in fiscal year 2016, respectively.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of September 30, 2015, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2015	$452
2016	1,671
2017	1,494
2018	1,091
2019	1,082
Thereafter	1,017
$6,807
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through October 2017.
Future minimum purchase commitments as of September 30, 2015, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2015	$2,665
2016	4,431
2017	1,851
$8,947
Included above, the Company has a future minimum purchase commitment of approximately $0.2 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next year, plus vendor financed property and equipment payments of $0.3 million and $0.6 million for the remainder of fiscal year 2015 and fiscal year 2016, respectively.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Numerator:
Net loss from continuing operations	$(3,428)	$(3,113)	$(13,245)	$(9,774)
Net income (loss) from discontinued operations	—	(1,296)	—	20,693
Net income (loss)	$(3,428)	$(4,409)	$(13,245)	$10,919

Denominator:
Weighted average shares outstanding - basic and diluted	62,979,830	62,696,930	62,862,144	62,507,683

Total income (loss) per share - basic and diluted:
Continuing operations	$(0.05)	$(0.05)	$(0.21)	$(0.16)
Discontinued operations	—	(0.02)	—	0.33
Total net income (loss) per share	$(0.05)	$(0.07)	$(0.21)	$0.17
The following weighted average potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	6,778,265	4,926,571	5,498,476	4,830,072
Restricted stock awards, including participating securities	1,657,500	1,838,500	1,907,500	2,195,750
Total	8,435,765	6,765,071	7,405,976	7,025,822

Note 10. Segment and Geographical Information
The Company sold its iPass Unity Network Services business segment during the second quarter of 2014 and has subsequently managed the business as a single reportable segment which it refers to as Mobility Services.
The following table presents comparative percent of revenue from continuing operations by country or by geographic region.

Mobility Services	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	43%	35%	40%	35%
EMEA	48%	49%	50%	48%
Asia Pacific	8%	14%	9%	15%
Rest of the World	1%	2%	1%	2%
For the three months ended September 30, 2015, the United States and Germany accounted for 43% and 15% of total revenues, respectively. For nine months ended September 30, 2015, the United States, Germany and the United Kingdom represented 40%, 15% and 10% of total revenues, respectively. No other country represented 10% or more of total revenue during those periods. One customer represented 10% and 11% of total revenues for the three and nine months ended September 30, 2015, respectively, and no other individual customer accounted for 10% or more of total revenues during those periods.
For the three months ended September 30, 2014, the United States, Germany and the United Kingdom represented 35%, 12% and 11% of total revenue, respectively. For the nine months ended September 30, 2014, the United States, Germany and the United Kingdom represented 35%, 11% and 12% of total revenue, respectively. No other country represented 10% or more of total revenue for those periods. No individual customer represented 10% or more of total revenue for the three months and nine months ended September 30, 2014.
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
The gross cash proceeds of the sale included $1.4 million placed in escrow as of June 30, 2014 to cover any contingent claims made by the buyer against iPass through June 30, 2015, which was recorded in Prepaid Expenses and Other Current Assets. There were no claims made against the escrow and the cash proceeds were released to the Company effective June 30, 2015.
Tax provision expense of approximately $1.3 million and $5.8 million was recorded to discontinued operations for the three and nine months ended September 30, 2014, respectively. This primarily reflects tax provision expense from discontinued operations for the three and nine months ended September 30, 2014, offset by tax provision benefit from continuing operations of $1.4 million and $5.8 million, respectively, which represents the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business.

The following table presents revenues and the components of discontinued operations, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$—	$—	$—	$15,458
Income from discontinued operations before income taxes	$—	$—	$—	$1,506
Gain on sale of discontinued operations before income taxes	—	—	—	25,014
Provision for income taxes	—	(1,296)	—	(5,827)
Income (loss) from discontinued operations, net of tax	$—	$(1,296)	$—	$20,693

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

Note 12. Subsequent Events
On November 3, 2015, the Board authorized a share repurchase program of up to $3.0 million of the Company’s Common Stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program shall run through December 31, 2016, unless earlier completed or terminated by the Board. The number of shares to be purchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements.

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
We announced on July 1, 2014, that we signed and closed the sale of our Unity Managed Network Services business unit ("Unity business") on June 30, 2014. All prior applicable 2014 comparative periods have been recast to reflect the Unity business as a discontinued operation, and our MD&A focuses primarily on our continuing operations.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy (Continuing Operations)	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics and Non-GAAP Financial Measures	Discussion of key operating metrics and non-GAAP financial measure that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and nine months ended September 30, 2015, and September 30, 2014

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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

Overview
iPass delivers global, mobile connectivity as a hosted cloud service, connecting its customers with the people and information that matter the most on all of the devices they choose to carry: smartphones, tablets and laptops. iPass (NASDAQ: IPAS) is the world’s largest Wi-Fi network, approaching 50 million hotspots in airports, hotels, airplanes and public areas in more than 120 countries across the globe. In the rapidly changing technology of Internet connectivity, iPass is the industry pioneer in ensuring businesses have unlimited access to unlimited content.
Strategic Mobility Assets
We believe iPass has a unique set of mobility assets that provides us with competitive advantages. We see our three core assets as follows:
Open Mobile Platform: Our Open Mobile ("OM") platform is a cloud-based mobility management platform that securely manages network connectivity and subscribers across a wide variety of computing and mobile devices and provider networks. We believe this scalable subscriber management, billing and reporting platform is unique in the industry and would be time consuming and expensive to replicate. This platform is the gateway that allows users to access our hotspots around the globe.
Integrated Authentication Fabric: We have a global authentication fabric of integrated servers and software that is interconnected with over 150 global Wi-Fi networks as of September 30, 2015. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers.
Global Wi-Fi Footprint: We have a Wi-Fi network footprint that is approaching 50 million hotspots in more than 120 countries, including major airports, convention centers, airplanes, trains, train stations, hotels, restaurants, retail, and small business locations. In the second quarter of 2014 we began including both commercial grade venues and public access and community locations that are accessible in the iPass network. Our technology integration across multiple global network providers forms the basis of our network services and we believe creates a unique cost advantage for our customers. We typically contract with network service providers, integrate their networks into our global infrastructure, and monitor their performance to ensure that our customers have a consistent and reliable end user experience.
Business Portfolio and Our Strategy (Continuing Operations)
Mobility Services
We provide iPass Open Mobile Enterprise Services ("iPass OME") to enterprises to deliver enhanced network mobility services, addressing enterprises’ needs to manage their mobility economics, high speed network connectivity requirements and proliferation of mobile devices, including the “bring-your-own-device” trend. We also provide our iPass Open Mobile Exchange services ("iPass OMX") to strategic partners that incorporate iPass OMX into their core products and services, geared for the mass market. iPass OMX strategic partners include global OEMs or Original Equipment Manufacturers, premium brand partners, software product and service providers, and telecom carriers.

Our growth strategy for Mobility Services includes:

•	Launching of iPass UNLIMITED – Targeting sales to small and medium enterprises ("SME") with a per-user-per-month fixed fee subscription service that includes unlimited usage.

•
Expansion of both our network footprint and our delivery channels – We continue to aggressively acquire access to new networks to enhance the iPass brand and offer ubiquitous connectivity. We call this iPass EVERYWHERE and are targeting end users by bundling our product into consumer-facing companies offerings such as Hewlett Packard devices, Huawei Smart Phones, and Microsoft software.

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

Significant Trends and Events
The following describes significant trends and events of our business during the third quarter of 2015.
Continue to Focus on our Open Mobile Business
We measure average users during a quarter as a key metric for our operation’s performance. Our Open Mobile Platform had 823,000 average users in the third quarter of 2015 as compared to 770,000 average users in the third quarter of 2014, an increase of 53,000 average users, and 829,000 average users in the second quarter of 2015, a decrease of 6,000 average users. The year over year increase is due to our expansion in new accounts and new bookings including migrating our legacy users to our new network platform. The decrease from the prior quarter’s average users reflects the impact of our European users taking their traditional summer vacations during third quarter, resulting in lower traffic through our platform, which is similar to the seasonality we experienced in the prior year.

Our OME Wi-Fi Network average users is 76,000 in the third quarter of 2015 as compared to 78,000 in the third quarter of 2014, a decrease of 2,000 average users, and 83,000 average users in the second quarter of 2015, a decrease of 7,000 average users. The year over year decrease in average users reflects the impact of customer attrition. The decrease from the prior quarter’s average users reflects the impact of our European users taking their traditional summer vacations during third quarter, resulting in lower traffic through our platform, which is similar to the seasonality we experienced in the prior year.
Historically our OME revenue growth has been driven by a combination of organic customer user and usage ramps, legacy platform customer migrations, and new enterprise customer acquisition. We are now focused on growing our OME revenues by addressing new markets for SME and aggressively acquiring new customers under our UNLIMITED offerings. See “Key Operating Metrics” below for a full discussion of our user metrics.
Continue to Broaden our Wholesale OMX Distribution Channels
Our OMX business was originally developed as a wholesale product for our carrier partners to resell Wi-Fi network access to their end-users. We continue to focus on this market and have expanded our wholesale distribution to a variety of other reseller partners including OEM. As a result, we grew iPass OMX revenues by 121% and 86% for the three and nine months ended September 30, 2015, respectively as compared to the same periods in 2014. In addition, deferred revenue (short-term plus long-term) at September 30, 2015 and December 31, 2014 was $2.5 million and $0.6 million, respectively. The increase in deferred revenue was primarily driven by a strategic OEM deal that was signed in late 2014.
Our OMX Wi-Fi Network average users is 24,000 in the third quarter of 2015 as compared to 9,000 in the third quarter of 2014, an increase of 15,000 average users, and 11,000 average users in second quarter of 2015, an increase of 13,000 average users. The increases are driven by new customer acquisitions and ramping of strategic partnerships.
Contested Proxy
A group of stockholders led by Maguire Asset Management, Francis Capital Management, and Foxhill Opportunity Fund (collectively "the Maguire Group"), initiated a proxy contest with respect to the matters to be voted upon at our 2015 Annual Meeting of Stockholders. On May 28, 2015, we entered into an agreement pursuant to which we settled the proxy contest (see our Form 8-K filed with the Securities and Exchange Commission on May 29, 2015). In the quarter ended June 30, 2015, we expensed $446,000 related to the proxy contest.
Restructuring
On May 7, 2015, we announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, to create a more nimble sales and delivery infrastructure to support a subscription based SaaS go to market strategy, and to accelerate our cash flow break-even point. The restructuring plan reduced our global workforce by approximately 14% and we recorded approximately $4.2 million of restructuring charges, which included an additional $0.9 million in the third quarter of 2015 related to severance obligations for certain international employees.

Key Operating Metrics
Described below are key metrics that we use to evaluate our operating performance and our success in transforming our business and driving future growth.
OM Wi-Fi Network Users
OME and OMX Wi-Fi Network Users are the number of our platform users each month in a given quarter that paid for Wi-Fi network services from iPass.

OM Platform Active Users
OME Platform Active Users is the number of users who were billed Open Mobile platform fees and who have used or deployed Open Mobile.
The following table summarizes the number of active users of iPass OME and OMX services. Each user metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services (in thousands):

	For the Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
OME Wi-Fi Network Users	76	83	83	84	78
OMX Wi-Fi Network Users	24	11	9	9	9
Total Wi-Fi Network Users	100	94	92	93	87

OME Active Platform Users	823	829	815	814	770
Deferred Revenue (Short-term plus Long-term)
Deferred Revenue represents sales invoiced in advance of recognition under our revenue recognition policy. As noted above, deferred revenue more than quadrupled from $0.6 million as of December 31, 2014 to $2.5 million as of September 30, 2015. The increase in deferred revenue was primarily driven by a new OEM deal that was signed in late 2014, as billings continue to out-pace revenue being recognized.
Annual Contract Value ("ACV")
Annual Contract Value represents the annualized sales value under contract for newly acquired customers or significant upsell and is made up of unbilled deferred revenue. For the third quarter 2015, ACV was $1.6 million up from $1.3 million in the second quarter of 2015, and from $0.4 million in the first quarter of 2015. We believe ACV will be a key reporting metric as we migrate sales efforts to a more SaaS-like recurring monthly subscription model.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a Non-GAAP Financial Measure
Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. We define Adjusted EBITDA as net income (loss) adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, net income (loss) from discontinued operations, CEO exit costs – severance, proxy contest costs, non-recurring legal costs, and collection of previously written off bad debt expense from bankruptcy proceedings. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP. Further, other companies may calculate Adjusted EBITDA differently than we do and, accordingly, Adjusted EBITDA may not be comparable to Adjusted EBITDA as calculated by other companies.

The following table reconciles Adjusted EBITDA to GAAP Total Net Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA	$(1,623)	$(3,128)	$(5,932)	$(11,368)
Interest expense	(12)	(29)	(50)	(95)
Income tax (expense) benefit	(29)	1,355	(196)	5,538
Depreciation of property and equipment	(737)	(812)	(2,214)	(2,363)
Stock-based compensation benefit (expense)	(111)	(129)	522	(1,086)
Restructuring charges and related adjustments	(916)	(715)	(4,179)	(745)
CEO exit costs – severance	—	—	(621)	—
Proxy contest costs	—	—	(446)	—
Nonrecurring legal costs	—	—	(129)	—
Collection of previously written off bad debt expense from bankruptcy proceeding	—	345	—	345
Net income (loss) from discontinued operations	—	(1,296)	—	20,693
GAAP Total Net Income (Loss)	$(3,428)	$(4,409)	$(13,245)	$10,919

In the table above, Adjusted EBITDA for prior periods has been recast to exclude net income from discontinued operations and related changes to adjustment items such as tax, depreciation and stock based compensation.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates and judgments.
There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2015, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
See Note 1 "Basis of Presentation and Recent Accounting Pronouncements" included in Part I, Item 1, of this report for information regarding recent accounting pronouncements.

Results of Operations
Sources of Revenue
We operate as a single reportable operating segment: Mobility Services, which we analyze based on revenue from continuing operations. Within Mobility Services, we differentiate between Open Mobile and Legacy iPC generated revenue.
Open Mobile revenue consists of:

•	Network—Wi-Fi and minimum customer commitments based on the number of network users sourced from the Open Mobile platform.

•	Platform—Fees based on the number of Active Open Mobile monetized platform users and other fees specific to providing additional value add services to Open Mobile customers.

•	Open Mobile Exchange—Revenue generated from our iPass OMX customers that incorporate our unique infrastructure offerings into their core products and services for the mass market.
Legacy iPC revenue consists of :

•	Dial-up and 3G network,

•	iPC platform and related services, as well as iPC driven network usage relating to iPC user driven Wi-Fi and minimum commit shortfall.

Mobility Services	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$14,985	$17,250	$47,138	$52,649
Open Mobile	$14,198	$14,611	$44,023	$42,533
Open Mobile Enterprise (OME)	$12,466	$13,827	$39,928	$40,329
Network	10,169	9,819	31,158	28,176
Platform	2,297	4,008	8,770	12,153
Open Mobile Exchange (OMX)	$1,732	$784	$4,095	$2,204
Legacy iPC	$787	$2,639	$3,115	$10,116

For the three months ended September 30, 2015, overall Mobility Services revenue decreased $2.3 million or 13% as compared to the same period in 2014. This was due to a combination of lower Platform revenue of $1.7 million and lower Legacy iPC revenue of $1.9 million, partially offset by higher Network revenue of $0.3 million and higher iPass OMX revenue of $1.0 million. Platform revenue was lower principally due to renegotiated contracts with large carriers that resulted in lower monthly commitments. Legacy iPC revenue was lower as a result of the expected reduction in usage for our 3G and Dial-up services as well as the expected continued migrations to OM. Network revenue was higher as a result of continued growth of in-flight wireless usage. iPass OMX revenue was higher and continues to expand quarter over quarter as we build out our business model surrounding this product offering and open new channels for product distribution.

For the nine months ended September 30, 2015, overall Mobility Service revenue decreased $5.5 million or 10%. This was a combination of lower Platform revenues of $3.4 million and lower Legacy iPC revenue of $7.0 million, partially offset by higher Network revenues of $3.0 million and higher iPass OMX revenues of $1.9 million. Platform revenue was lower principally due to renegotiated contracts with carrier partners that resulted in lower monthly commitments. Legacy iPC revenue was lower as a result of the expected reduction in usage for our 3G and Dial-up services as well as the expected continued migrations to OM. Network revenue was higher as a result of continued growth of in-flight wireless usage. iPass OMX revenue was higher and continued to expand nine months over nine months as we built out our business model surrounding this product offering and opened new channels for product distribution.
Network Gross Margin
We use network gross margin as a metric to assist us in assessing the profitability of our various network services. Our overall network gross margin is defined as network revenue less network access costs divided by network revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Network Gross Margin (%)	41.1%	38.6%	43.3%	40.1%
For the three and nine months ended September 30, 2015, network gross margin increased by 2.5 and 3.2 percentage points, respectively, as compared to the same periods in 2014 which is primarily due to the strengthening of the US dollar against currencies in which we buy network access and benefit from supplier initiatives to reduce our effective buy rates.

Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Network access costs	$7,186	$7,584	$20,899	$22,462
As a percentage of total revenue	48.0%	44.0%	44.3%	42.7%
For the three months ended September 30, 2015, network access costs decreased by $0.4 million or 5% as compared to the same period in 2014. This was primarily due to the decrease in 3G network access costs of $0.4 million from the expected decline in 3G legacy customers.
For the three months ended September 30, 2015, network access costs as a percentage of total revenue increased 4 percentage points as compared to the same period in 2014. This was primarily due to the decrease in platform revenue of $1.7 million as there are no network access costs associated with our platform revenues.
For the nine months ended September 30, 2015, network access costs decreased $1.6 million or 7% as compared to the same period in 2014. This was primarily due to the decrease in 3G network access costs of $1.5 million from the expected decline in 3G legacy customers.

For the nine months ended September 30, 2015, network access costs as a percentage of total revenue increased 1.6 percentage points as compared to the same period in 2014.  This was primarily due to the decrease in platform revenue of $3.4 million as there are no network access costs associated with our platform revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Network operations costs	$2,169	$3,093	$7,629	$10,146
As a percentage of total revenue	14.5%	18.0%	16.2%	19.3%
For the three months ended September 30, 2015, network operations expense decreased $0.9 million or 30% as compared to the same period in 2014, primarily due to decreases in headcount-related expenses.
For the nine months ended September 30, 2015, network operations expense decreased $2.5 million or 25% as compared to the same period in 2014, primarily due to decreases in headcount-related expenses of $2.1 million, decreases in network service cost of $0.2 million, and decreases in maintenance expenses of $0.2 million.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Research and development expense	$2,456	$2,853	$7,948	$9,114
As a percentage of total revenue	16.4%	16.5%	16.9%	17.3%
For the three months ended September 30, 2015, research and development expense decreased $0.4 million or 14% as compared to the same period in 2014, mainly due to decreases in headcount related expenses.
For the nine months ended September 30, 2015, research and development expense decreased $1.2 million or 13% as compared to the same period in 2014, mainly due to decreases in headcount related expenses.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and promotion costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Sales and marketing expense	$2,506	$3,548	$8,072	$12,325
As a percentage of total revenue	16.7%	20.6%	17.1%	23.4%
For the three months ended September 30, 2015, sales and marketing expense decreased $1.0 million or 29% as compared to the same period in 2014, primarily due to decreases in headcount-related costs of $0.9 million and decreases in marketing expense of $0.1 million.
For the nine months ended September 30, 2015, sales and marketing expense decreased $4.2 million or 34% as compared to the same period in 2014, primarily due to decreases in headcount-related costs of $3.7 million, and decreases in marketing expenses of $0.5 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, legal and accounting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
General and administrative expense	$3,067	$4,286	$11,274	$13,287
As a percentage of total revenue	20.5%	24.8%	23.9%	25.2%
For the three months ended September 30, 2015, general and administrative expense decreased $1.3 million or 29% as compared to the same period in 2014, due to decreases in headcount related costs of $1.0 million and rent expense of $0.3 million due to lower rent on a lease renewal.
For the nine months ended September 30, 2015, general and administrative expense decreased $2.0 million or 15% as compared to the same period in 2014, due to decreases in headcount related costs of $1.8 million and rent expense of $0.4 million due to lower rent on a lease renewal.

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
For the three and nine months ended September 30, 2015 and 2014, we did not enter into any hedging contracts. Foreign exchange loss for the three months ended September 30, 2015 was $72,000 and foreign exchange gain for the nine months ended September 30, 2015 was effectively break even.

Provision for Income Taxes
Income tax provision for the three and nine months ended September 30, 2015 was approximately $29,000 and $0.2 million, respectively. Income tax benefit for the three and nine months ended September 30, 2014 was approximately $1.4 million and $5.5 million, respectively.
The income tax provision recorded for the three and nine months ended September 30, 2015, primarily relates to foreign taxes on expected profits in foreign jurisdictions. The income tax benefit recorded for the three and nine months ended September 30, 2014, primarily related to the utilization of tax losses from continuing operations against discontinued operations gains in accordance with intraperiod tax allocation under ASC 740 Income Taxes.

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

Liquidity and Capital Resources
We had cash and cash equivalents of $24.2 million at September 30, 2015, compared to $33.8 million at December 31, 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows
Net cash used in operating activities	$(9,774)	$(12,234)
Net cash provided by investing activities	908	25,738
Net cash used in financing activities	(705)	(406)
Net (decrease) increase in cash and cash equivalents	$(9,571)	$13,098
Operating Activities
Net cash used in operating activities decreased by approximately $2.5 million for the nine months 2015 over 2014. Cash used as a result of net loss, after adjustment for non-cash items, was unfavorable $1.0 million driven by payments on the 2015 restructuring. Changes in working capital were favorable $3.5 million on cash collected on a ramping deferred revenue balance and timing on other receivables and payables.

Investing Activities
Net cash provided by investing activities decreased by approximately $24.8 million for the nine months 2015 over 2014. This decrease is primarily a result of the one-time proceeds of $26.8 million from the sale of the Company's Unity business in the third quarter of 2014, partially offset in 2015 by the release of cash held in escrow of $1.4 million related to the sale of the Unity business, lower purchases of property and equipment by $0.5 million and the release of restricted cash of $0.1 million.
Financing Activities
Net cash used for financing activities increased by approximately $0.3 million for the nine months 2015 over 2014 related to payments for vendor financed property and equipment.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of September 30, 2015, and December 31, 2014, was $0.4 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the nine months ended September 30, 2015 was for network access costs, payroll related expenses, CEO exist costs, payments for vendor financing equipment purchase, reduction in force severance costs, and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of September 30, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$6,807	$1,718	$3,799	$1,290
Other Purchase Commitments	8,947	5,203	3,744	—
Total Contractual Obligations (1)	$15,754	$6,921	$7,543	$1,290

(1) See Note 8 "Commitments and Contingencies"
Included above, we have a future minimum purchase commitment of approximately $0.2 million related to an annual support fee for acquired enterprise infrastructure hardware to be paid over the next year.
Our contractual commitments at December 31, 2014, were $14.1 million. For information on our contractual commitments at December 31, 2014, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at September 30, 2015, and December 31, 2014, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and nine months ended September 30, 2015, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of September 30, 2015, we had cash and cash equivalents of $24.2 million and no short-term investments or restricted cash. As of December 31, 2014, we had cash and cash equivalents of $33.8 million, restricted cash of $1.6 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our OMX service offerings were introduced in 2011 and incorporate our Open Mobile Platform, global authentication fabric, and global Wi-Fi network to provide reseller, wholesale, and carrier partners around the world with the infrastructure to offer their customers new mobility services. We have entered into contracts with a number of customers for our OMX services, but ramping revenues takes time to develop. We have devoted significant resources to building our OMX service line of business. If OMX service offerings do not achieve expanded market acceptance and generate meaningful revenues our financial condition may be harmed.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 60% of our revenues for the nine months ended September 30, 2015, of which approximately 50% and 9% were generated in the EMEA and Asia Pacific regions, respectively, and 65% of our revenues for the nine months ended September 30, 2014, of which approximately 48% and 15% were generated in the EMEA and Asia Pacific regions, respectively. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the nine months ended September 30, 2015, and years ended December 31, 2014, 2013 and 2012, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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
The following table summarizes acquisitions of shares of our common stock during the third quarter of fiscal 2015 from employees. These shares were restricted shares subject to vesting, and for those shares that were not vested as of the date of termination of the respective employee, we reaquired the unvested shares from the employee:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2015, to July 31, 2015	170,000	$--	--	$--
August 1, 2015, to August 31, 2015	5,000	$--	--	$--
September 1, 2015, to September 30, 2015	--	$--	--	$--
Total	175,000		--

Item 6. Exhibits
See the Index to Exhibits which follows the signature page of this Quarterly Report on Form 10-Q, and which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: November 5, 2015	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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