Form 10-K
period 2015-12-31
IPASS INC
filed 2016-03-11
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2015, as reported by the NASDAQ Global Select Market on that date: $64,615,532. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 6,406,196 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2015. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 29, 2016, was 64,597,200.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2016, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements regarding expected future events and future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “will,” “anticipate,” “target,” “goal,” "projection,'" “intend,” “plan,” “believe,” “estimate,” “potential,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Item 1A. Risk Factors” and elsewhere herein, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We also use social media to communicate with our customers and the public about our company, our products and services and other matters relating to our business and market. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels including the iPass Twitter Feed, the iPass LinkedIn Feed, the iPass Google+ Feed, the iPass Facebook Page, the iPass Blog and the iPass Instagram account. These social media channels may be updated from time to time.

PART I

Item 1.	Business

Overview
iPass (NASDAQ: IPAS) is a leading provider of global mobile connectivity, offering convenient, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service (SaaS) platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass has millions of hotspots in more than 100 countries, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, iPass SmartConnect takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass app to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
We believe iPass has a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:
Our Platform: Our platform is a cloud-based service manager that securely connects users and devices to our global Wi-Fi footprint. In its most simple form, it is an application (app), downloaded by the customer’s users to their laptop, tablet, or smartphone that will identify an iPass hotspot, connect seamlessly, secure the connection, and allow users to have full access to their other cloud-based apps and internet needs. It is compatible with Automatic Credential Assignment (ACA) that simplifies the onboarding process of new users and makes forgotten passwords a thing of the past.
The app is built on the backbone of years of iPass’ connectivity intellectual property and incorporates many technological advancements: iPass SmartConnect to optimize the user experience; Last-Mile VPN security; profile settings to customize the customer experience; always-on connectivity to keep our UNLIMITED customers seamlessly on-line; and network curation to continuously expand our network of available hotspots organically. The platform includes a proprietary scalable reporting and transaction clearing back-end that would be time consuming and expensive to replicate. For customers looking to integrate our platform technologies into their product or service offerings, we also offer a software development kit (SDK). Some key statistics on our platform users include:

•	Number of active platform users - For 2015, we averaged 843,000 monthly users that were billed for our platform services.

•	Number of Wi-Fi users - Across our platform users and devices, we averaged 98,000 monthly users that accessed our paid Wi-Fi network.
Our Technology Infrastructure: We have a global authentication fabric of integrated servers and software that is interconnected with over 150 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the approximately 50 million hotspots we aggregate look and feel like iPass hotspots; there is no need to enter personal data, watch commercials, or spend any nonproductive time logging into these locations, the platform just connects. With the addition of iPass SmartConnect, the architecture opens intelligent avenues for improving connection success, quality of network experience, real time monitoring of network outages, and optimized network routing decisions. While we currently operate four colocation data centers around the globe, we are rapidly virtualizing our infrastructure and plan to exit 2016 with only one colocation center, with the rest of our capacity fully converted to the cloud.
Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of approximately 50 million hotspots in over 100 countries and territories, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations. And we are encouraged to say, that includes millions of community and free hotspots, continually growing as our partnerships and technologies continue to organically curate available hotspots around the world. Free is often a misnomer to the average consumer as access requires entering of personal information, viewing time consuming commercials, and fear of security breaches. Using our platform to access free Wi-Fi makes the experience seamless and protects the user from the infamous “man in the middle” attacks that unwittingly expose their online data to malicious activity.
We continue to partner with Wi-Fi operators around the world to improve performance and reduce the cost of connectivity, focused on making and keeping Wi-Fi the preferred option for potentially billions of connected devices. Our paid Wi-Fi footprint generated nearly 6 million usage hours and 6.4 million network sessions in 2015.

Business Portfolio and Go-to-Market Strategy
We have a single reportable operating segment, Mobile Connectivity Services. Our Mobile Connectivity Services offer a standard cloud-based solution allowing our customers and their users access to our global Wi-Fi network to stay connected to the people and information that matters most. We categorize our services in two broad go-to-market approaches:
Enterprise (Business to Business or B2B): Previously referred to as OME (Open Mobile Enterprise), this go-to-market strategy focuses on providing mobile connectivity solutions to enterprises, from large to small. With an easy-to-download application, a user on a variety of platforms (Windows, Mac, iOS, Android) can quickly access our hosted service and connect to our approximately 50 million Wi-Fi hotspots around the globe. While we continue to have existing customers that procure our services under a variety of pay-as-you go or flat rate pricing plans, in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses. Billing to Enterprise customers is generally a monthly recurring revenue model, and depending on the existing price plan, may include network usage, separate platform, and/or subscription streams.
Strategic Partnerships (Business to Business to Consumer or B2B2C): Previously referred to as OMX (Open Mobile Exchange), this strategy is executed through business development deals intended to open channel distributions for our product to reach the consumer market. While the channel customer may use a combination of our platform, technology infrastructure, or network, each deal is negotiated independently based on specific customer needs. Strategic Partnerships include global OEMs (Original Equipment Manufacturers), loyalty programs like credit card companies, software product and service providers, and communication companies.
On June 30, 2014 we entered into an agreement and completed the sale of our Unity Managed Network Services business unit ("Unity business"), which is reported in this filing as discontinued operations. Our Unity Business was non-core to the iPass business and focused on delivering and managing high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries.

Our Corporate Strategy
We intend to leverage our unique set of assets across our go-to-market strategies to drive growth in new customer acquisition, subscribed users, and devices accessing our services. To achieve this strategy, we have rebuilt our product and service delivery across three main value creation initiatives.
UNLIMITED - Wi-Fi without boundaries
People, devices, and technologies demand bandwidth and consumers have tired of throttling usage in order to stay within budgets. iPass listened and in 2015 we launched our UNLIMITED pricing. For a flat monthly per user rate, users have UNLIMITED access to our global network. Using our iPass SmartConnect technology and big data intelligence, we maximize the user experience while effectively optimizing our network cost structure.
EVERYWHERE - World’s largest Wi-Fi network
With millions of high traffic, must-have hotspots and tens of millions of community and other value add locations, the power of connecting to iPass Wi-Fi is becoming truly ubiquitous. We continue to add strategic partners, bolstering our footprint in planes, trains, hotels, airports, restaurants, and cafes. And with our business development activities and B2B2C channel expansion, our services are proliferating on user devices around the globe. Using our network curation technology in iPass SmartConnect, those millions of devices allow us to continually identify, test, and if secure, add new hotspots organically to our network.
INVISIBLE - Wi-Fi as easy as cellular
Our platform has evolved into much more than a proficient connection manager. With the 2015 addition of iPass SmartConnect, our platform is an artificial intelligence network sniffer, finding, categorizing, rating, and optimizing networks and connections. It provides last mile VPN tunnel security and will maximize connection success rates. Best of all, when combined with our UNLIMITED pricing and EVERYWHERE network, it will automatically connect, authenticate, and secure users so they can spend time being productive, not searching for connectivity. And while our platform is a Wi-Fi first experience, the technology includes a foundation for managing connections beyond Wi-Fi. For customers looking to leverage our intellectual property and platform functionality into their customized products, we will be launching a software development kit (SDK) in 2016.

Geographic Revenue
iPass revenue is derived from the following geographical locations:

	For the Year Ended December 31,
	2015	2014	2013
United States	41%	35%	37%
Europe, Middle East and Africa	48%	48%	49%
Rest of the world	11%	17%	14%
Geographic revenues are determined by the location of the customer’s headquarters. One customer, a channel reseller, accounted for 10% of total revenues from continuing operations for the years ended December 31, 2015, and 2014. No individual customer accounted for 10% or more of total revenues from continuing operations for the year ended December 31, 2013.
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

Network Service Providers
We have contractual relationships with over 150 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our network services around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two-year term, after which either party can terminate the contract with notice. The contracts we have entered into with providers are non-exclusive and may contain minimum commitments for the purchase of network access.

Sales and Marketing
Our sales organization is structured into regional account teams, which include sales management, sales engineers and customer success teams. We sell our services directly through our global sales force and indirectly through our reseller and strategic partners. Our sales efforts are further subdivided along our go-to-market strategies, with a team dedicated to Enterprise sales and another team dedicated to Strategic Partnerships. We have sales and marketing offices in the United States, United Kingdom, Australia, Germany, France, Singapore, Netherlands, and China. As of December 31, 2015, our sales organization comprised 39 individuals: 17 in North America, 17 in Europe, Middle East and Africa (“EMEA”) and 5 in Asia Pacific. Our sales and marketing expenses from continuing operations were $10.3 million, $15.8 million, and $16.4 million in 2015, 2014, and 2013, respectively.
Our reseller, wholesale, and strategic partners typically sign a one to two-year agreement with us through which we appoint them primarily as a non-exclusive reseller of our services. Their reseller responsibilities vary and may include actively marketing and selling our services, deploying and supporting customer accounts, and implementing and managing billing for their customers. Our current sales structure allows us to offer our services without incurring the full cost of customer acquisition (sales and marketing) or customer post-sales support. Our reseller, wholesale, and strategic partners typically sell complementary hardware, software, and services, and bundle our services with their core offerings. They may also have a base of existing customers to whom they can efficiently sell our portfolio of services. In many cases our salespeople do support our reseller, wholesale, and strategic partners with closing new business, and our post-sales team may work with them to ensure successful implementation of our services. However, the enterprise or consumer remains the customer of our reseller, wholesale, and strategic partners and has no direct financial relationship with us.
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

Competition
The market for global mobile connectivity is fragmented with a variety of competitors, both direct and indirect, including telecom operators, cloud-based platform operators, cable companies, and smaller Internet service providers.  We partner with many point Wi-Fi providers to drive incremental users to their connectivity resources, helping to further monetize their assets via our roaming customer base.  Our unique technology infrastructure and global partnership with over 150 Wi-Fi networks creates a scale and user experience that we believe is hard to replicate by any single competitor, and creates an important differentiating factor for us. However, since we do not own our Wi-Fi network, our competitors who own their Wi-Fi networks can offer lower Wi-Fi pricing than we can offer in specific markets, can bundle Wi-Fi network access with other services, and can use these additional service offerings to drive increased brand awareness.
We believe the principal competitive factors in our industry include the following:

•	Global roaming coverage;

•	Ease of use and reliability of service;

•	Price, both of Wi-Fi connectivity, and of alternative connectivity options such as 3G/4G;

•	Brand awareness;

•	Perceived benefit of connectivity by customers and strategic partners;

•	Security concerns; and

•	Bundled connectivity services.
See section 1A – Risk factors for additional details regarding competitive factors that could adversely impact our business, financial condition, or results of operations.

Research and Development
We are committed to continuing to enhance our underlying technology and to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings, including developing an SDK for our strategic partners. As of December 31, 2015, our research and development organization consisted of 95 employees, approximately 30 in North America and 65 in India. Our research and development expenses from continuing operations were $10.0 million, $11.9 million, and $13.3 million in 2015, 2014, and 2013, respectively.

Intellectual Property
We believe our technology and platform contains valuable intellectual property. We rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated in our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, related to our mobile connectivity services, consisting of twenty-eight U.S. patents, and six international patents. Our patents expire between 2016 and 2032. We currently have seven U.S. patent applications pending, and three international patent applications pending (in the same subject areas as the U.S. patent applications). iPass and the iPass logo are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.

Employees
As of December 31, 2015, we had 205 employees of which 83 were located in North America, 88 in Asia Pacific, and 34 in EMEA.

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

Corporate Formation
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
If customer adoption and deployment of our revised, cloud-based platform is slower than we expect, our ability to significantly grow our services business and achieve profitability could be harmed.
The future success of our business will depend in large part on our current and prospective customers’ timeliness of adoption and deployment of our revised, cloud-based platform and related services. Key risks associated with our platform and services are as follows:
Customer adoption and deployment of our platform may be slow. We believe that the growth of our business is dependent on the timely adoption and deployment of the revised, cloud-based platform by our customers. A material delay in the adoption and deployment of the platform by our customers, will adversely impact our ability to grow revenues and achieve profitability.
Customer deployment of our platform may not result in increased use of our services. We believe it is important to the future success of our business that users of our services increase their usage and network services to validate our value proposition. We believe that the deployment by our customers of our platform will lead to increased usage of our platform services and correspondingly, our network services, which will lead to an increase in our revenue. However, even if a significant portion of our customers deploy our platform, there is no guarantee that our customers will use our services more frequently.
Our platform may have technical limitations that cause our customers to delay adoption or deployment. There is risk that the platform may contain technological limitations, bugs or errors that would cause our customers to not adopt or delay the adoption of the platform. If some or all of these risks associated with our platform were to occur, adoption and deployment of our platform may not occur and our business could be harmed.
If our Strategic Partnership service offerings do not achieve expanded market acceptance, our ability to grow our business could be harmed.
Our Strategic Partnership (previously referred to as OMX) service offerings were introduced in 2011 and incorporate our platform, global authentication fabric, and global Wi-Fi network to provide reseller, wholesale, and partners around the world with the infrastructure to offer their customers new Mobile Connectivity Services. We have entered into contracts with a number of customers for our Strategic Partnership services, but ramping revenues takes time to develop. We have devoted significant resources to building our Strategic Partnership service line of business. If Strategic Partnership service offerings do not achieve expanded market acceptance and generate meaningful revenues our financial condition may be harmed.
If competitive cellular data roaming rates decline precipitously, our ability to grow our business could be adversely impacted.
For our network services to be attractive to our customers, the cost of cellular roaming must be meaningfully greater than the cost of our Wi-Fi network services. Currently, in certain geographies such as Asia, cellular roaming prices are not significantly higher than our rates for Wi-Fi access. In Europe, legislation has enacted mandating the reduction of wholesale cellular roaming prices. If cellular roaming prices do not remain meaningfully higher than our Wi-Fi network prices, then our ability to sell our Mobile Connectivity Services could be impacted and our business harmed. It is our intention to continue to drive the price of Wi-Fi down to insure Wi-Fi connectivity remains an economically viable and customer preferred connectivity option.
If key global Wi-Fi venues offer “no charge” Internet access to all users, our network revenues could be negatively affected.
We derive a significant portion of our network revenue from providing Wi-Fi access in certain key venues (e.g., hotels, airports, trains, and cafes). In general, these venues charge their customers for Wi-Fi access. If these venues begin offering Wi-Fi access at no charge, the amount we can charge our customers for Wi-Fi access at these venues will likely decrease or we may not charge our customers for Wi-Fi access at these venues. We are proponents of free Wi-Fi as our service platform overlays benefits for all connectivity; security, ease of use, and broad coverage. And we have engaged partnerships to include free Wi-Fi in our available footprint. As we migrate more of our users to our UNLIMITED offering, pay-as-you-go pricing becomes less relevant to our revenue streams and the risk of free Wi-Fi decreases.
If we do not accurately predict network usage for our Flat Rate or iPass UNLIMITED price plans, our costs could increase without a corresponding increase in network revenue.
A significant number of our customers have purchased our Flat Rate network price plans, and we are signing new customers to our iPass UNLIMITED plan. In these plans, our customers pay a flat rate price to access our network services. However, in many situations we continue to pay our providers based on actual network usage (pay-as-you-go). The rate we charge in these plans is based on statistical predictions of usage across a pool of users within a customer. If actual usage is higher than expected our ability to achieve profitability could be negatively impacted.
Starting in 2014, we implemented certain fixed rate buying structures with some providers to mitigate this risk. However, buying network access at a fixed rate creates additional risk if our customers were to use less Wi-Fi in the future, which could result in our costs exceeding our revenues and could negatively impact our profitability.
If demand for mobile connectivity services does not grow or grows in ways that do not require use of our services, we may experience a decline in revenues and profitability.
The growth of our business is dependent, in part, upon the increased use of mobile connectivity services and our ability to capture a higher proportion of this market. If the demand for mobile connectivity services does not continue to grow, or grows in ways that do not require use of our services, then we may not be able to grow our business, or achieve profitability. Increased usage of our services depends on numerous factors, including:

•	Willingness of enterprises to make additional information technology expenditures;

•	Availability of security services necessary to ensure data privacy over a variety of networks;

•	Quality, cost and functionality of our services and competing services;

•	Increased adoption of wireless broadband access methods and our ability to support these new methods;

•	Proliferation of smartphones, tablets and mobile handheld devices and related applications, and our ability to provide valuable services and support for those devices;

•	Our ability to partner with mobile network operators and service providers that are willing to stimulate consumer awareness and adoption of our services; and

•	Our ability to timely implement technology changes to our services to meet evolving industry standards for mobile devices, Wi-Fi network access and customer business requirements.
If we are unable to meet the challenges posed by Wi-Fi access, our ability to profitably grow our business may be impaired.
A substantial portion of the growth of our business has depended, and will continue to depend, in part upon our ability to expand our global Wi-Fi network. Such an expansion may not result directly in additional revenues to us, but building and maintaining a large footprint is key to our value proposition. Key challenges in expanding our Wi-Fi network include:
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
The Wi-Fi service provider market is highly fragmented. There are currently many Wi-Fi service providers that provide coverage in only one or a small number of hotspots. We have entered into contractual relationships with numerous Wi-Fi service providers. These contracts generally have an initial term of two years or less. We must continue to develop relationships with many providers on terms commercially acceptable to us to provide adequate coverage for our customers’ mobile workers and Strategic Partners' devices and to expand our Wi-Fi coverage. We may also be required to develop additional technologies to integrate new wireless broadband services into our service offering. If we are unable to develop these relationships or technologies, our ability to grow our business could be impaired.
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
We face competition in the market for mobile connectivity services, which could make it difficult for us to succeed.
While we do not believe there are service providers in the mobile connectivity services market that offer a platform or range of services in an integrated offering as we do, we compete with a variety of service providers, including facilities-based carriers, cloud-based platform operators and mobility management solution providers. Some of these providers have substantially greater resources, larger customer bases, longer operating histories and/or greater name recognition than we have. In addition, we face the following challenges:
Many of our competitors can compete on price. Because many of our facilities-based competitors own and operate physical networks they may be able to provide additional hotspot access at little incremental cost to them. As a result, they may offer network access services at a lower cost, and may be willing to discount or subsidize network access services to capture other sources of revenue. In contrast, we have traditionally purchased network access from facilities-based network service providers to enable our network access service and in these cases, may not be able to compete aggressively on price. In addition, new cloud-based platform operators may enter the mobile connectivity services market and compete on price. In either case, we may lose business or be forced to lower our prices to compete, which could reduce our revenues.
Many of our competitors offer additional services that we do not, which enables them to bundle these services and compete favorably against us. Some of our competitors provide services that we do not, such as cellular data roaming, local exchange and long distance services, voicemail and digital subscriber line, or DSL, services. Potential customers that desire these services on a bundled basis may choose to subscribe to network access from a competitor that provides these additional services.
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

If our strategic and channel partners do not successfully market our services to their customers, then our ability to grow our revenues could be impaired.
We sell our services directly through our sales force and indirectly through our strategic and channel partners, which include telecommunication carriers, systems integrators, value-added resellers, and business to business to consumer partnerships. A large percentage of our sales outside the United States are made through these partners. Our business depends on the efforts and the success of these partners in marketing our services to their customers. Our own ability to promote our services directly to our partners’ customers is often limited. Many of our partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these partners may not actively promote our services. If our partners fail to market our services effectively, our ability to grow our revenue could be reduced and our business may be impaired.
Our revenue and overall profitability may be adversely impacted by material reductions in existing customer and partner purchase commitments.
Our customers and partners have traditionally entered into contractual provisions that require them to pay the greater of the fees generated from the use of our services or a minimum committed amount over a pre-determined time period. Minimum commitments are negotiated by customers to improve their unit pricing, effectively guaranteeing a certain volume to achieve a reduced unit price. Recent global economic conditions in certain cases caused our customers and partners to generate fees from the use of our services that are significantly less than their minimum committed amounts. Consequently, this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and in some cases with no minimum commitment. Additionally, in some cases partners and customers are requesting a re-evaluation of their minimum commitments on a prospective basis during the term of their existing contract; to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum purchase commitments could result in lower future revenues.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 59% of our revenues for the year ended December 31, 2015, of which approximately 48% were generated in the EMEA region and approximately 11% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2015, 2014 and 2013, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

•	Generally longer payment cycles for foreign customers;

•
The impact of changes in foreign currency exchange rates on both the attractiveness of our USD-based pricing and our operating results, particularly upon the re-measurement of assets, liabilities, revenues and expenses and the transactional settlement of outstanding local currency liabilities;

•	High taxes, and related complexities and changing compliance requirements in some foreign jurisdictions;

•	Difficulty in complying with Internet and data privacy related regulations in foreign jurisdictions;

•	Difficulty enforcing intellectual property rights and weaker laws protecting these rights; and

•	Ability to efficiently deploy capital and generate returns in foreign jurisdictions.
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
Our Strategic Partnership revenue stream is characterized by a lengthy sales cycle. Once a contract with a partner is signed there is typically an extended period before the customer or customer’s end-users actually begin to use our services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues in the near term. Even if we enter into a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales efforts increase and, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results could be harmed.
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
We believe that expanding awareness of the iPass brand is important to growing and achieving acceptance of our platform and services. We have increased our marketing efforts, including new promotional and marketing activities, to further implement our global marketing objectives. These promotional and marketing activities may not result in any increased revenue. Further, any potential revenue increase as a result of these promotional and marketing activities may not offset the expenses incurred in further promoting the iPass brand.
If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our business, financial condition, results of operations and stock price could be adversely affected, the liquidity of our stock and our ability to obtain financing could be impaired, and, we may become subject to shareholder claims.
On November 5, 2015, we received a notice from the Nasdaq Stock Market notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until May 3, 2016, to regain compliance with the Rule. If at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the rule. If we do not regain compliance within the first 180 calendar days, then we may be eligible for an additional 180-day period to regain compliance if we meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and we provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock will be delisted, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a Hearings Panel. We are actively monitoring the closing bid price of our common stock and evaluating available options to resolve the deficiency and regain compliance with the minimum bid price rule, but we cannot provide any assurance that our stock price will recover within the permitted grace period.
Any delisting of our common stock from the Nasdaq Stock Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our ability to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We currently lease approximately 25,000 square feet of space for our headquarters in Redwood Shores, California. We signed a lease renewal effective May 1, 2015 that expires in 2020. We also lease sales and support offices abroad in EMEA and Asia Pacific. We believe that our principal facility in Redwood Shores, and sales and support offices abroad are adequate for our business needs, and we expect that additional facilities will be available in other jurisdictions to the extent we need to add new offices.

Item 3.	Legal Proceedings

We are involved in legal proceedings and claims arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the company, management does not believe any such pending legal proceeding or claim will result in a judgment or settlement that would have a material adverse effect on our financial position, results of operations or cash flows.

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
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range
	High	Low
Year ended December 31, 2015:
First Quarter	$1.49	$0.85
Second Quarter	1.32	1.02
Third Quarter	1.13	0.92
Fourth Quarter	1.07	0.85
Year ended December 31, 2014:
First Quarter	$1.88	$1.45
Second Quarter	1.70	1.05
Third Quarter	1.82	1.11
Fourth Quarter	1.67	1.32
We had 64,597,200 shares of our common stock outstanding as of February 29, 2016, held by 89 holders of record, although there are a significantly larger number of beneficial owners of our common stock.
Dividends
We did not pay cash dividends on our common stock in 2015, 2014, or 2013. We currently do not expect to pay cash dividends, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by us during the fourth quarter of fiscal 2015.
On November 3, 2015, the Board authorized a share repurchase program of up to $3.0 million of our common stock beginning in the fourth quarter of 2015. Under the repurchase program, we are authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program shall run through December 31, 2016, unless earlier completed or terminated by the Board. The number of shares to be purchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements. However, as of December 31, 2015, no shares had been repurchased under the repurchase program. On February 25, 2016, we established a 10b5-1 plan for repurchases under the repurchase program and started acquiring stock under this plan.

Performance Graph(1)
The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2015. The graph and table assumes that $100 was invested on December 31, 2010 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

Comparison of Five Year Cumulative Total Return for iPass Inc., Nasdaq Market Index and Russell 2000 Index

DOLLARS
250
200
150
100
50
0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
iPass Inc.
NASDAQ Composite-Total Returns
Russell 2000 Index

Assumes $100 invested on Dec. 31, 2010
Assumes Dividend Reinvested

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
iPass Inc.	$100.00	$113.60	$146.40	$125.60	$109.60	$80.00
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Market Index	100.00	99.17	116.48	163.21	187.27	200.31
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

Item 6.	Selected Financial Data
The following table sets forth selected consolidated financial data from continuing operations as of the end of, and for, the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Continuing Operations Data
Revenue	$62,564	$69,804	$77,729	$92,530	$110,703
Total cost of revenues and operating expenses	77,475	89,253	92,673	98,533	113,667
Operating loss	(14,911)	(19,449)	(14,944)	(6,003)	(2,965)
Net loss from continuing operations	(15,493)	(12,205)	(14,705)	(5,991)	(3,312)
Basic and diluted net loss per share from continuing operations	(0.25)	(0.19)	(0.23)	(0.10)	(0.06)
Cash dividends declared per common share	—	—	—	—	0.07
Total assets	$37,843	$55,255	$54,916	$60,124	$63,105
Total stockholders’ equity	22,601	38,481	29,242	36,901	37,447

On June 30, 2014, we signed and closed the sale of our Unity Managed Network Services business unit. As a result, fiscal 2014 results of operations and all prior comparative periods are recast to reflect the Unity Managed Network Services business as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading provider of global mobile connectivity, offering convenient, secure, always-on Wi-Fi access on any mobile device.
We signed and closed the sale of our Unity Managed Network Services business unit ("Unity business") on June 30, 2014. Our Unity business was focused on delivering and managing high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries. Our 2014 results of operations and all prior comparative periods are recast to reflect the Unity business as a discontinued operation, and our MD&A focuses primarily on our continuing operations. For a detailed discussion of our business, see “Item 1. Business” in this Form 10-K.
This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the segment of our business: Mobile Connectivity Services
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2015, December 31, 2014 and December 31, 2013
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

Key Corporate Objectives
We are focused on leveraging our unique set of assets across our go to market strategies to drive growth in new customer acquisition, subscribed users, and devices accessing our services. To achieve these objectives, we have rebuilt our product and service delivery across three main value creation initiatives; UNLIMITED, EVERYWHERE, and INVISIBLE. For a detailed discussion regarding our key corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”
Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2015:

Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we are focusing primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. In 2015, we launched iPass SmartConnect to vastly improve the user experience and have rolled it out to Android and iOS devices, with all remaining operating systems to receive this functionality in early 2016. The new technology embedded in our product allows us to continually curate new network hotspots to deliver on our EVERYWHERE initiative. In addition, the technology makes connections truly seamless, delivering on our INVISIBLE initiative. We received considerable inbound interest from potential strategic partners in 2015 to use our core technology to help them develop new connectivity products, and we are creating an SDK for roll out in 2016.

Network Enhancements
In 2015, we expanded our network of global hotspots from 18 million to 50 million, leveraging the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. We gather data on every hotspot within range of our users’ Wi-Fi radio signal, analyze the hotspots for a variety of quality characteristics, and crunch the numbers through our big data engine. As a result, we can overlay heat maps of coverage areas, identify good and bad hotspots, and determine where and how we should add additional hotspots to satisfy our users’ behavior patterns and demands.
Cost Containment Initiatives
On May 7, 2015, the new management team announced a restructuring event which reduced headcount globally by approximately 14% to flatten the leadership of the company and drive excess operating expense out of the business. Year over year, the restructuring combined with other cost cutting efforts removed $14.2 million of operating expense (excluding restructuring costs) and improved Adjusted EBITDA by $6.4 million. We will continue to review our staffing and infrastructure needs and make fiscally responsible decisions to minimize cash burn and accelerate our expected transformation to profitability. As noted in our subsequent event footnote to the consolidated financial statements, we announced a reduction in force on February 17, 2016, further reducing global headcount by 60 employees or 30% of the workforce.
Wind Down of our Legacy Revenues
We define our legacy revenue to include Dial-up and 3G network, our iPC (iPassConnect) platform, and iPC user driven network usage. Legacy revenues represented 6% of our 2015 revenue, down from 17% for 2014. We exited the fourth quarter of 2015 with legacy revenue representing 5% of revenue for the quarter. We have actively terminated supply agreements for dial and 3G services and will continue to wind down those revenue streams. We have migrated a significant portion of our iPC users to our current platform and will continue to migrate or terminate the remaining iPC users.

Key Operating Metrics
Described below are key metrics that we use to evaluate our operating performance. As our legacy business is no longer significant to our overall revenue or key operating metrics, we are dropping the designation of “OM” (Open Mobile) from these metrics and just reporting total users.
Total iPass Wi-Fi Network Users
Total iPass Wi-Fi Network Users (Enterprise and Strategic Partnerships) is the number of our platform users each month in a given quarter that used Wi-Fi network services from iPass. As our UNLIMITED subscriptions ramp and a significant number of our new or renewal customers are billed under UNLIMITED, this metric will likely transform to a SaaS-like benchmark: number of total subscribers.
Total iPass Active Platform Users
Total iPass Active Platform Users is the number of users who were billed platform fees and who have used or deployed the platform. Similar to Total iPass Wi-Fi Network Users, as our UNLIMITED pricing ramps and a significant number of our new or renewal customers are billed under UNLIMITED, this metric will likely transform to a unified SaaS-like benchmark: number of total subscribers.

The following table summarizes the number of active users of iPass services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Wi-Fi Network Users:
Enterprise (formerly OME)	79	78	84	87	91
Strategic Partnerships (formerly OMX)	21	23	11	9	9
Total iPass Wi-Fi Network Users	100	101	95	96	100

Total iPass Active Platform Users	830	839	849	855	861
Gross Margin
We have historically reported our Network Margin (Network Revenue less Network Access Costs divided by Network Revenue). While this was an informative metric when the majority of our revenue and access costs were variable, with our new UNLIMITED subscription pricing and our new strategies on acquiring Wi-Fi (including committed capacity deals, unlimited buy side deals, and curation of free network), reporting a Gross Margin (Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue) is more comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was a follows:

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Gross Margin	36.9%	37.6%	38.8%	41.9%	40.8%
Deferred revenue (Short-term plus Long-term)
Deferred Revenue represents the sales invoiced in advance of recognition under our revenue recognition policy. The ramping of deferred revenue during 2015 was primarily driven by a strategic partnership with an OEM as the number of devices shipped increased during the year. Under this agreement, we bill upfront on devices shipped and recognize revenue over the future obligation period to deliver related Wi-Fi services. The following table represents balances (in thousands) as of the period end date:

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total Deferred Revenue	$2,552	$2,517	$2,109	$1,482	$552
Annual Contract Value ("ACV")
Annual Contract Value represents the annualized sales value committed under contract for newly acquired customers or significant upsell, in total across our Enterprise and Strategic Partnership go-to-market strategies, in the period. While ACV does not represent current revenue, it is a lead indicator of future revenue, especially as we migrate to a more SaaS-like recurring monthly subscription model under UNLIMITED pricing. The following table represents ACV (in thousands):

	For the Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Annual Contract Value	$724	$1,558	$1,257	$373	$370

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP (accounting principles generally accepted in the United States) results. We define Adjusted EBITDA as net loss adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, CEO exit costs, proxy contest costs, non-

recurring legal costs, other non-operating income, collection of previously written off bad debt expense from bankruptcy proceeding, and net income (loss) from discontinued operations. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or are non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP net loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA loss	$(7,337)	$(13,651)	$(9,368)
Interest expense	(54)	(119)	(18)
Income tax benefit (expense)	(307)	7,101	782
Depreciation of property and equipment	(2,945)	(3,154)	(2,397)
Stock-based compensation benefit (expense)	578	(1,996)	(3,061)
Restructuring charges and related adjustments	(4,232)	(733)	(653)
CEO exit costs	(621)	—	—
Proxy contest costs	(446)	—	—
Nonrecurring legal costs	(129)	—	—
Other non-operating income	—	2	10
Collection of previously written off bad debt expense from bankruptcy proceeding	—	345	—
Net income from discontinued operations	—	19,179	2,393
GAAP Total Net income (loss)	$(15,493)	$6,974	$(12,312)

Segment Financial Information and Geographic Information
On June 30, 2014 we entered into an agreement and completed the sale of our Unity business segment, which is reported in this filing as discontinued operations. Therefore, we currently have a single reportable operating segment, Mobile Connectivity Services.
Our Mobile Connectivity Services offer a standard cloud-based solution allowing our customers and their users access to our global Wi-Fi network to stay connected to the people and information that matters most. For a more complete discussion of business risks that Mobile Connectivity Services faces see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.
For further information on the Mobile Connectivity Services segment and geographic information, refer to the information contained in Note 14, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 15. For risks attendant to foreign operations, see the risk entitled “Because a meaningful portion of our business is international, we encounter additional risks, which may impact our revenues and profitability” in “Item 1A. Risk Factors” of this Form 10-K.

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
Revenue Recognition

Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the recognition of monthly minimum commitment (“MMC”) revenue or deferred revenue.
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
We defer revenue for services that are billed in advance or prepaid as required per customer agreements. We recognize revenue as the services are being delivered, or ratably over the estimated service period, depending on the nature of the service. Amounts expected to be recognized as revenue within one year are classified as short-term.
Performance -Based Restricted Stock Awards
Certain restricted stock awards have performance-based goals based on the achievement of targeted quarterly revenue of Open Mobile or targeted EBITA, which require an assessment of the probability and timing of vesting. We amortize stock-based compensation expense for performance-based awards on a graded vesting basis over the vesting period, after assessing probability of achieving the requisite performance criteria.  Estimating the time in which we expect to achieve the requisite performance criteria requires judgment. If events or circumstances occur that cause us to revise our estimated vest dates, we recognize the unamortized expense prospectively over the revised estimated vesting period.  Such a change in estimated vest dates could have a material impact on our financial statements. We believe vesting of all performance-based restricted stock awards is not probable at December 31, 2015.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations under current U.S. GAAP (Accounting Standards Codification Subtopic 205-20 Discontinued Operations, “ASC 205-20”) and provides a new definition of discontinued operations. ASU No. 2014-08 was effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014. Early adoption was permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. On January 1, 2015, we adopted ASU 2014-08, which included new reporting and disclosure requirements for discontinued operations. The new requirements are effective for discontinued operations occurring on or after the adoption date. The discontinued operations prior to the adoption date are reported based on the previous disclosure requirements for discontinued operations, which includes Unity divestiture.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Accordingly, the new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern, which requires management to assess an entity's ability to continue as a going concern, and provide related footnote disclosures in certain circumstances. The new standard is effective for us in the first annual period ending after December 31, 2016. Early adoption is permitted. We have not adopted ASU 2014-15 in the current fiscal year. We do not expect that this guidance will materially impact our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for 2016 and early adoption is allowed. We are currently assessing the impact of this update and the timing of adoption.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendments are effective for us beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. Entities may adopt the guidance prospectively or retrospectively. We have early-adopted the ASU as of December 31, 2015 and our financial statements reflect the revised classification. Those balances presented for comparable periods have been reclassified to reflect this change in accounting principle. There is no other impact on our financial statements of early-adopting the ASU.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

Results of Operations
Sources of Revenues
Within our Mobile Connectivity Services, we differentiate and analyze our revenue generation streams as follows:
Enterprise (formerly Open Mobile Enterprise or OME) revenues consist of Wi-Fi, platform, and other fees charged to enterprise customers of the iPass service. Revenues are generated by customers that purchase our service on a per user per month subscription basis or under a variety of other pricing models which may include pay-as-you-go usage, flat rate pricing per active user, separate platform fees, and other ancillary services such as consulting or platform customization.
Strategic Partnership (formerly Open Mobile Exchange or OMX) revenues consist of Wi-Fi, platform, and other fees charged to our strategic partnership customers. In contrast to Enterprise revenue, pricing on these deals is negotiated specific to the customer needs and can include per device charges, platform only charges (including SDK), cost-plus or pay-as-you-go arrangements on Wi-Fi usage, and various other pricing mechanisms.
Legacy iPC revenues consist of Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.

We have historically reported revenue within our enterprise sales differentiated between network and platform revenue streams. While some contracts specifically priced platform separately from network in the monthly recurring charge, many flat rate plans, including UNLIMITED, combined the two revenue streams into a standard price. For consistency of presentation, we allocated a portion of these fixed rate revenue streams between network and platform, although both streams were billed and recognized under a monthly recurring revenue model. In 2015 we renegotiated our last significant platform-centric deal, and have effectively reset our customer base to a network-centric pricing model. As we evolve our SaaS UNLIMITED pricing to be our primary go-to-market strategy, we will stop allocating billed monthly revenue between network and platform, and will report Enterprise revenue as a single subscription based-service.
On June 30, 2014, we entered into an agreement and completed the sale of our Unity business. Accordingly, we currently have a single reportable operating segment, Mobile Connectivity Services, and analyze revenue from continuing operations.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Mobile Connectivity Services	$62,564	$69,804	$77,729
Enterprise	52,623	54,697	45,553
Strategic Partnerships	6,127	3,040	2,362
Legacy iPC	3,814	12,067	29,814

For the year ended December 31, 2015 compared to 2014, overall Mobile Connectivity Services revenue decreased $7.2 million or 10%. This was a combination of lower Enterprise revenues of $2.1 million and lower Legacy iPC revenue of $8.3 million, partially offset by higher Strategic Partnership revenues of $3.1 million. The decline in Enterprise was driven by a $5.0 million decrease in platform revenues, as we took significant write-downs on committed platform revenues from several large carrier partners as part of the contract renewal process, offset by an increase in Wi-Fi network revenue of $2.9 million on higher throughput usage and continued migration from legacy customers. iPC legacy decline was a combination of churn on dial, 3G, and iPC network and platform customers. Strategic Partnership growth was driven primarily by ramping usage from several existing carrier, OEM, and service provider customers.
For the year ended December 31, 2014 compared to 2013, Mobile Connectivity Services revenue decreased $7.9 million or 10% as the decrease in legacy iPC revenue of $17.7 million outpaced the combined increase in Enterprise and Strategic Partnership revenue of $9.8 million. Legacy iPC declines were attributed to customer terminations, anticipated usage reductions in our 3G and Dial-up services, and continued migrations to Enterprise.
Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Year Ended December 31,
	2015	2014	2013
Gross Margin (%)	38.8%	38.7%	46.0%
The 0.1 percentage point increase in gross margin from 2014 to 2015 was primarily due to benefits from driving down usage based Wi-Fi acquisition costs and reducing Network Operations expenses on cost containment initiatives being offset in part by the loss of higher margin platform revenues.
The 7.3 percentage point decrease in gross margin from 2013 to 2014 was primarily due to decreases in high margin revenue streams such as Platform and minimum commitment shortfall revenue and an increase to Network Operations expense in 2014 due to the investment to refresh our technology infrastructure.
Cost of Revenues and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Network access costs	$28,472	$29,608	$29,253
As a percentage of revenue	45.5%	42.4%	37.6%
Network access costs decreased approximately $1.1 million or 4% from 2014 to 2015 primarily due to the decrease of $1.6 million 3G access costs on expected decline in 3G legacy customers, partially offset by an increase of $0.5 million on Wi-Fi access costs as more expensive inflight growth outpaced the cost savings driven through the other usage based Wi-Fi procurement. In addition, network access costs as a percentage of revenue increased by 3.1 percentage points primarily due to the decrease in pure margin platform revenues.
Network access costs increased approximately $0.4 million or 1% from 2013 to 2014 primarily due to the increase of Wi-Fi access costs of $2.4 million driven by the growth in Wi-Fi network users and usage, partially offset by the decrease of 3G network access costs of $2.1 million due to a decline on 3G legacy customer usage. In addition, network access costs as a percentage of revenue increased by 4.8 percentage points from 37.6% primarily due to the decrease in minimum commitment shortfall and platform revenue. Minimum commitment shortfall and platform revenue have no associated network access costs.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, co-location center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Network operations expense	$9,788	$13,159	$12,701
As a percentage of revenue	15.6%	18.9%	16.3%
The decrease in network operations expenses of approximately $3.4 million or 26% for 2015 compared to 2014 was primarily due to a decrease in headcount-related costs of $2.5 million as a result of the May 2015 restructuring, decrease in stock based compensation expense of $0.4 million due to employee terminations, decrease in co-location costs of $0.3 million, decrease in travel costs of $0.1 million, and decrease in maintenance and support costs of $0.1 million due to cost containment efforts.
The increase in network operations expenses of approximately $0.5 million or 4% for 2014 compared to 2013 was primarily due to the increase in depreciation and maintenance expense of $1.1 million as we invested to refresh our technology infrastructure. This increase is partially offset by decrease in headcount-related costs of $0.6 million.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Research and development expenses	$9,987	$11,921	$13,317
As a percentage of revenue	16.0%	17.1%	17.1%
The decrease in research and development expenses of approximately $1.9 million or 16% for 2015 compared to 2014 was primarily due to the decrease in headcount-related costs by $1.5 million and decrease of stock based compensation expense by $0.4 million due to employee terminations, as a result of the May 2015 restructuring.
The decrease in research and development expenses of approximately $1.4 million or 11% for 2014 compared to 2013 was primarily due to the decrease in headcount-related costs by $1.0 million, the decrease in consulting cost by $0.3 million, and the decrease in support and maintenance cost of approximately $0.1 million.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Sales and marketing expenses	$10,334	$15,759	$16,396
As a percentage of revenue	16.5%	22.6%	21.1%
The decrease in sales and marketing expenses of approximately $5.4 million or 34% for 2015 compared to 2014 was primarily due to lower headcount-related costs of approximately $3.7 million, decrease of stock based compensation expense of $0.5 million due to employee terminations, decrease of travel costs of $0.5 million, decrease in marketing costs of $0.5 million, and decrease in consulting costs of $0.1 million.
The decrease in sales and marketing expenses of approximately $0.7 million or 4% for 2014 compared to 2013 was primarily due to lower headcount-related costs of approximately $0.8 million and lower stock based compensation expense of $0.2 million due to employee terminations. This decrease was offset by an increase in marketing program expenses of $0.2 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
General and administrative expenses	$14,662	$18,073	$20,353
As a percentage of revenue	23.4%	25.9%	26.2%
The decrease in general and administrative expenses of approximately $3.4 million or 19% for 2015 compared to 2014 was primarily due to a decrease in headcount-related costs by $2.5 million, a decrease in stock based compensation expense by $1.3 million due to employee terminations, and decrease of the rent expense by $0.4 million, which was offset by an increase in Proxy contest costs of $0.4 million and an increase in various administrative costs of $0.4 million.
The decrease in general and administrative expenses of approximately $2.3 million or 11% for 2014 compared to 2013 was primarily due to a decrease in headcount-related costs by $0.6 million, a decrease in stock based compensation expense by $0.6 million due to employee terminations and a decrease in recruiting expense by $0.6 million associated with ongoing cost management initiatives, a decrease in depreciation expense of $0.3 million and a decrease in various administrative costs of $0.2 million.
Restructuring Charges
Restructuring charges consist primarily of severance and benefits for personnel, lease termination and legal expenses.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Restructuring charges and related adjustments	$4,232	$733	$653
As a percentage of revenue	6.8%	1.1%	0.8%
During the second quarter of 2015, we announced a restructuring plan (Q2 2015 Plan) intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for our company. The Q2 2015 Plan reduced headcount globally by approximately 14% across all functional areas.
During the third quarter of 2014, we announced a restructuring plan (Q3 2014 Plan) to re-align our cost structure as a result of the divestiture of our Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities.
In the first quarter of 2013, we announced a restructuring plan (Q1 2013 Plan) to re-align our cost structure to focus investments, resources and operating expenses on our growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract.
We incurred a restructuring charge of approximately $4.2 million for the year ended December 31, 2015, compared to the restructuring charge of $0.7 million and $0.7 million for the same period in 2014 and 2013, respectively. These activities were related to our Q2 2015, Q3 2014 and Q1 2013 Plans. The restructuring charges related to the Q2 2015 Plan were significantly higher than the charges related to prior plans since the restructuring plan included upper management with higher severance and exit costs.
Non-Operating Income and Expenses
Interest and other income and expenses
During the years ended December 31, 2014, and 2013, we purchased enterprise database software and infrastructure hardware, which were financed through a vendor, and incurred approximately $0.1 million, $0.1 million and $30,000 of interest expenses, in the years 2015, 2014, and 2013, respectively.
During the year ended December 31, 2015, we paid approximately $0.1 million as part of a legal settlement agreement. During the year ended December 31, 2014, we collected approximately $0.3 million on final bankruptcy court settlement of a customer receivable from 2004 that we had previously written off as uncollectible.
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
During the years ended December 31, 2015, 2014 and 2013, we did not enter into any hedging contracts and foreign exchange losses were approximately $0.1 million, $0.1 million and $0.5 million, respectively. The foreign exchange losses in 2013 were mainly due to weakening of the U.S. dollar against Euro and British Pound at the time we settled certain non-U.S. Dollar denominated network access costs as well as the unfavorable re-measurement of foreign currency denominated assets and liabilities.
Provision For (Benefit From) Income Taxes
Income tax expenses (benefit) was recorded for the year ended December 31, 2015, 2014, and 2013, of approximately $0.3 million, ($7.1) million, and ($0.8) million, respectively. The income tax expense recorded in the twelve months ended December 31, 2015 primarily relates to foreign taxes on expected profits in the foreign jurisdictions. The income tax benefit recorded in the twelve months ended December 31, 2014 primarily reflects an offsetting benefit in continuing operations of $7.3 million against tax expense on discontinued operations.
As a result of the sale of Unity and the discontinued operations presentation, the effective tax rate for continuing operations was a provision of 2% for 2015 and a benefit of 36% and 5% for 2014 and 2013 respectively as provision from the discontinued operations, including the gain on sale in 2014, was offset by benefit in the continuing operations.
Divestiture of Business Segment
On July 1, 2014, we announced that we had completed the sale of our Unity business for $28.1 million to Tolt
Solutions, and accrued approximately $2.2 million of transaction costs which were fully paid in 2014. The purchase agreement was signed and the sale was completed on June 30, 2014 resulting in a before tax gain of $25.0 million during the second quarter of 2014. The gross cash proceeds of the sale included $1.4 million placed in escrow as of June 30, 2014 to cover any contingent claims made by the buyer against iPass through June 30, 2015, which was recorded in Prepaid Expenses and Other
Current Assets. There were no claims made against the escrow and the cash proceeds were released to iPass as of June 30, 2015.
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
The following table presents the revenues and components of discontinued operations, net of tax:

	Year Ended December 31,
	2014	2013
Revenue(1)	$15,458	$33,386
Income from discontinued operations before income taxes(1)	$1,506	$3,744
Gain on sale of discontinued operations before income taxes(1)	25,014	—
Provision for income taxes	(7,341)	(1,351)
Income from discontinued operations, net of tax	$19,179	$2,393

(1)	Amounts recorded through June 30, 2014, date of the sale agreement of the Unity business segment.

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
Disgorgement of profits
In 2015, we recorded a capital transaction in the amount of $4,232 from a former employee in disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934.

Liquidity and Capital Resources
We had cash and cash equivalents of $20.3 million at December 31, 2015, compared to $33.8 million at December 31, 2014.

	Twelve months ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows
Net cash used in operating activities	$(13,617)	$(14,836)	$(2,432)
Net cash provided by (used in) investing activities	738	25,532	(1,598)
Net cash provided by (used in) financing activities	(641)	(899)	1,225
Net decrease (increase) in cash and cash equivalents	$(13,520)	$9,797	$(2,805)
Operating Activities
Net cash used in operating activities decreased by approximately $1.2 million from $14.8 million used for the year ended December 31, 2014 to $13.6 million for the same period in 2015. This decrease is the result of favorable $1.3 million changes in working capital driven by cash collected on the building of the deferred revenue balance year over year. Net loss after adjustments for non cash items was flat year over year, but included an incremental $3.5 million of cash on restructuring in 2015.
Net cash used in operating activities increased by approximately $12.4 million from $2.4 million used for the year ended December 31, 2013 to $14.8 million for the same period in 2014. This increase is mainly due to an increase in net loss after adjusting for the gain on sale of discontinued operations, and changes in working capital mainly driven by timing of payments and reduction of accrued liabilities.
Investing Activities
Net cash provided by investing activities decreased by approximately $24.8 million from the net cash provided by investing activities of $25.5 million for the year ended December 31, 2014 to the net cash provided by investing activities of $0.7 million for the same period in 2015. This decrease is primarily a result of the one-time proceeds of $26.8 million from the sale of our Unity business in the third quarter of 2014, partially offset in 2015 by the release of cash held in escrow of $1.4 million related to the sale of the Unity business.
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
Financing Activities
Net cash used in financing activities decreased by approximately $0.3 million from the net cash used in financing activities of $0.9 million for the year ended December 31, 2014 to the net cash used in financing activities of $0.6 million for the same period in 2015. The decrease is mainly related to the decrease of payments for vendor financed property and equipment.
Net cash from financing activities decreased by approximately $2.1 million from the net cash provided by financing activities of $1.2 million for the year ended December 31, 2013 to the net cash used in financing activities of $0.9 million for the same period in 2014, mainly due to a decrease in the proceeds from the exercise of stock options of $1.2 million and approximately $0.9 million paid as principal payments in 2014 for vendor financed property and equipment purchased in 2013.
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
The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2015 and 2014 was $0.4 million and $0.9 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.
Primary Uses of Cash
Our principal use of cash in 2015 was for network access costs, payroll related expenses, CEO exist costs, proxy contest costs, payments for vendor financing equipment purchases, settlement of restructuring obligations, and general operating expenses including marketing, office rent, and capital expenditures.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2015 and December 31, 2014 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$6,237	$1,667	$3,644	$926
Other Purchase Commitments	7,791	5,817	1,974	—
Total Contractual Obligations(1)	$14,028	$7,484	$5,618	$926

(1)	See Note 11. Commitments and Contingencies and Note 8. Vendor Financed Property and Equipment

As of December 31, 2015, we had unrecognized tax benefits of $0.8 million associated with our uncertain tax positions (as per Note 9 Income Taxes). We are unable to estimate when any cash settlement with a taxing authority might occur.
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
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2015 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of December 31, 2015, we had cash and cash equivalents of $20.3 million and no short-term investments or restricted cash. As of December 31, 2014, we had cash and cash equivalents of $33.8 million, restricted cash of $1.6 million and no short-term investments. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”
Supplementary Data
The following tables present our operating results for each of the eight quarters during 2015 and 2014. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2015
Revenues	$16,558	$15,595	$14,985	$15,426
Operating loss	(3,504)	(6,044)	(3,315)	(2,048)
Total Net loss	(3,440)	(6,375)	(3,430)	(2,248)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.05)	$(0.04)
	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2014
Revenues	$17,637	$17,762	$17,250	$17,155
Operating loss	(6,021)	(4,580)	(4,829)	(4,019)
Net loss from continuing operations	(5,946)	(715)	(3,113)	(2,431)
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.01)	$(0.05)	$(0.04)
Total net loss (income)	(5,549)	20,877	(4,409)	(3,945)
Total net loss (income) per share	$(0.09)	$0.32	$(0.07)	$(0.06)
On June 30, 2014, we signed and closed the sale of our Unity Managed Network Services business unit. As a result, all quarters set forth above are recast to reflect the Unity Managed Network Services business as a discontinued operation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Previous Independent Registered Public Accounting Firm
On May 20, 2015, iPass Inc. notified KPMG LLP of its dismissal as iPass's independent registered public accounting firm effective as of that date. The decision to change independent registered public accounting firms was approved by iPass's audit committee of the board of directors. The audit reports of KPMG LLP on the consolidated financial statements of iPass as of and for the years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
During the two fiscal years ended December 31, 2014 and 2013, and the subsequent interim period through May
20, 2015, the date of KPMG LLP's dismissal, there were no: (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
KPMG LLP’s letter to the SEC stating its agreement with the statements in these paragraphs was filed as Exhibit
16.1 to our Form 8-K (SEC File No. 000-50327), filed on May 26, 2015 and incorporated by reference herein.
New Independent Registered Public Accounting Firm
On May 22, 2015, iPass engaged Grant Thornton LLP as its new independent registered public accounting firm, effective immediately. The decision to engage Grant Thornton LLP as iPass's independent registered public accounting firm was approved by iPass's Audit Committee. During the years ended December 31, 2014 and 2013, and through May 22, 2015, the date of Grant Thornton LLP's engagement, iPass did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015 there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2016 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2016 (the “Proxy Statement”). That information is incorporated here by reference.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	58
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits
See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated here by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
iPass Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of iPass Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Francisco, California
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
iPass Inc. and Subsidiaries

We have audited the internal control over financial reporting of iPass Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

San Francisco, California
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iPass Inc.:

We have audited the accompanying consolidated balance sheet of iPass Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Santa Clara, California
March 13, 2015

iPASS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,294	$33,814
Accounts receivable, net of allowance for doubtful accounts of $241 and $172, respectively	9,746	10,063
Prepaid expenses	2,762	2,018
Other current assets	342	2,300
Total current assets	33,144	48,195
Property and equipment, net	4,009	6,213
Other assets	690	847
Total assets	$37,843	$55,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,291	$7,301
Accrued liabilities	5,356	7,188
Deferred revenue, short-term	2,321	437
Total current liabilities	13,968	14,926
Deferred revenue, long-term	231	115
Vendor financed property and equipment	—	854
Other long-term liabilities	1,043	879
Total liabilities	15,242	16,774
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 63,384,483 and 64,753,694 shares issued and outstanding, respectively)	65	65
Additional paid-in capital	219,981	220,368
Accumulated deficit	(197,445)	(181,952)
Total stockholders’ equity	22,601	38,481
Total liabilities and stockholders’ equity	$37,843	$55,255
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenues	$62,564	$69,804	$77,729
Cost of revenues and operating expenses:
Network access costs	28,472	29,608	29,253
Network operations	9,788	13,159	12,701
Research and development	9,987	11,921	13,317
Sales and marketing	10,334	15,759	16,396
General and administrative	14,662	18,073	20,353
Restructuring charges and related adjustments	4,232	733	653
Total cost of revenues and operating expenses	77,475	89,253	92,673
Operating loss	(14,911)	(19,449)	(14,944)
Interest expense, net	(54)	(119)	(18)
Foreign exchange losses	(87)	(67)	(507)
Other income (expenses), net	(134)	329	(18)
Loss from continuing operations before income taxes	(15,186)	(19,306)	(15,487)
Provision for (Benefit from) income taxes	307	(7,101)	(782)
Net loss from continuing operations	$(15,493)	$(12,205)	$(14,705)
Net income from discontinued operations	$—	$19,179	$2,393
Total net income (loss)	(15,493)	6,974	(12,312)
Total comprehensive net income (loss)	$(15,493)	$6,974	$(12,312)

Total net income (loss) per share - basic and diluted
Loss from continuing operations	$(0.25)	$(0.19)	$(0.23)
Income from discontinued operations	—	0.30	0.04
Total net income (loss) per share	$(0.25)	$0.11	$(0.19)

Weighted average shares outstanding - basic and diluted	62,940,299	62,613,671	63,411,162
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2012	61,536	$61	$213,454	$—	$(176,614)	$36,901
Exercise of stock options—common stock issued	1,139	4	1,270	—	—	1,274
Restricted stock granted	1,985	—	—	—	—	—
Restricted stock canceled	(346)	—	—	—	—	—
Employee stock purchase plan—common stock issued	137	—	216	—	—	216
Stock-based compensation	—	—	3,163	—	—	3,163
Net loss	—	—	—		(12,312)	(12,312)
Balances, December 31, 2013	64,451	65	218,103	—	(188,926)	29,242
Exercise of stock options—common stock issued	135	—	139	—	—	139
Restricted stock granted	480	—	—	—	—	—
Restricted stock canceled	(390)	—	—	—	—	—
Employee stock purchase plan—common stock issued	119	—	158	—	—	158
Repurchased common stock	(41)	—	(49)	—	—	(49)
Stock-based compensation	—	—	2,017	—	—	2,017
Net income	—	—	—	—	6,974	6,974
Balances, December 31, 2014	64,754	65	220,368	—	(181,952)	38,481
Exercise of stock options—common stock issued	132	—	116	—	—	116
Restricted stock granted	140	—	—	—	—	—
Restricted stock canceled	(1,720)	—	—	—	—	—
Employee stock purchase plan—common stock issued	78	—	71	—	—	71
Disgorgement of profit	—	—	4	—	—	4
Stock-based compensation	—	—	(578)	—	—	(578)
Net loss	—	—	—	—	(15,493)	(15,493)
Balances, December 31, 2015	63,384	$65	$219,981	$—	$(197,445)	$22,601

See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(15,493)	$6,974	$(12,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	—	(25,014)	—
Stock-based compensation (benefit) expense	(578)	2,017	3,163
Depreciation and amortization	2,945	3,330	2,776
Deferred income taxes	107	(53)	203
Loss on disposal of property and equipment	7	54	22
(Recovery of) provision for doubtful accounts	83	(169)	134
Changes in operating assets and liabilities:
Accounts receivable	234	2,816	1,828
Prepaid expenses and other current assets	(529)	(404)	625
Other assets	243	232	785
Accounts payable	(946)	(1,637)	2,063
Accrued liabilities	(1,854)	(3,406)	(277)
Deferred revenue	2,000	(329)	(1,218)
Other liabilities	164	753	(224)
Net cash used in operating activities	(13,617)	(14,836)	(2,432)
Cash flows from investing activities:
Purchases of property and equipment	(812)	(1,318)	(2,318)
Proceeds from sale of discontinued operations	—	26,750	—
Change in restricted cash	1,550	100	720
Net cash provided by (used in) investing activities	738	25,532	(1,598)
Cash flows from financing activities:
Net proceeds from issuance of common stock and disgorgement of profit	191	248	1,490
Principal payments for vendor financed property and equipment	(832)	(1,147)	(265)
Net cash (used in) provided by financing activities	(641)	(899)	1,225
Net increase (decrease) in cash and cash equivalents	(13,520)	9,797	(2,805)
Cash and cash equivalents at beginning of year	33,814	24,017	26,822
Cash and cash equivalents at end of year	$20,294	$33,814	$24,017
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$233	$259	$261
Accrued amounts for acquisition of property and equipment	9	73	98
Vendor financing of property and equipment	—	501	2,597
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

Note 2. Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to revenue, the valuation of accounts receivables, other long-lived assets, stock-based compensation, legal contingencies, deferred revenue, network access costs, income taxes, and sales tax liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Actual results could differ from the estimates made by management with respect to these and other items.
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
Restricted Cash
The Company’s restricted cash consists of cash deposited with a national financial institution in connection with irrevocable letters of credit issued to a network service provider. The total amount of restricted cash included in other assets (non-current) on the Consolidated Balance Sheets was $0.0 and $0.2 million at December 31, 2015 and 2014, respectively. In addition $1.4 million of restricted cash was included in other current assets in the Consolidated Balance Sheet as of December 31, 2014, which was placed into an escrow account associated with the sale of its Unity business segment. The restriction was removed at June 30, 2015 with the expiration of the escrow agreement.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s receivables are derived from revenue earned from customers located primarily in the United States and Europe. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2015, accounts receivables from customers in the EMEA region and in the United States represented 60% and 34% of total accounts receivable respectively. 77% of our accounts receivables balance were due within the Company’s standard credit term of 30 days and 99% were aged less than 90 days past due.
As of December 31, 2015, two individual customers accounted for 10% or more of total of total accounts receivable each. As of December 31, 2014, one individual customer represented 10% or more of total accounts receivable. One individual customer accounted for more than 10% of total revenues for each of the years ended December 31, 2015 and 2014. For the year ended December 31, 2013, no individual customer represented more than 10% of total accounts receivables or total revenues.
For the year ended December 31, 2015, two suppliers represented 26% and 11% of total network access costs, respectively. For the year ended December 31, 2014, two suppliers represented 14% and 13% of total network access costs, respectively. For the year ended December 31, 2013, one individual supplier represented 13% of total network access costs. No other individual supplier represented more than 10% of total network access costs in 2015, 2014 and 2013.
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
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal, state or foreign income taxes has

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been provided. As of December 31 2015, approximately $9.7 million of foreign earnings have been deemed repatriated under the US tax law. Only the US federal and state income tax consequences have been provided on those earnings, however, they will not be deemed to be repatriated under foreign laws. The major foreign jurisdictions where the Company has operations includes India and the U.K. Upon distribution of earnings from India and the U.K. in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2015 and 2014, the cumulative undistributed earnings of the Company’s foreign subsidiaries approximated $11.5 million and $12.9 million, respectively. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2015 and 2014 was $0.4 million and $0.9 million, respectively. The Company currently does not intend to distribute any of its remaining unrepatriated earnings by its foreign subsidiaries to the parent company in the U.S. If the income is to be distributed, the net of $1.8 million will be subject to US tax.
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
Stock-Based Compensation
Stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period. Awards that vest based on service criteria are expensed on a straight-line basis. Awards having accelerated vesting based on achieving certain performance criteria are expensed on graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria. The Company’s stock-based payment awards to employees and directors include stock options, restricted stock units and awards, and employee purchase rights granted in connection with the Employee Stock Purchase Plan. Certain restricted stock awards have performance-based goals based on the achievement of targeted quarterly revenue of Open Mobile with a time based accelerator, rolling four quarters of targeted revenue of Open Mobile, targeted EBITA, or targeted number of active Open Mobile monetized users; any of which require an assessment of the probability and timing of vesting. The Company estimates the fair value of stock options and employee purchase rights on the date of grant using the Black-Scholes option-pricing model that requires the use of assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected stock price volatility is based on historical volatility and the expected term is based on the historical average expected term. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The expected forfeiture rate is based upon the historical experience of employee turnover and certain other factors. To the extent the actual forfeiture rate is different from the expected rate, stock-based compensation expense is adjusted accordingly.
Revenue Recognition
Revenue is recognized when all four revenue recognition criteria have been met; persuasive evidence of an arrangement exists, service has been provided to the customer, the fee is fixed or determinable, and collection is reasonably assured. When the above criteria are not met, revenue is deferred and recognized upon cash collection, upon acceptance of a completion certificate from the customer or when the product is shipped, depending on the type of fee or service arrangement. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.
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

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Deferred Revenue
The Company defers revenue for services that are billed in advance or prepaid as required per customer agreements. Revenue is recognized as the services are being delivered, or ratably over the estimated service period, depending on the nature of the service. Amounts expected to be recognized as revenue within one year are classified as short-term.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2015 were approximately $46,000. Advertising expenses for the years ended December 31, 2014 and 2013 were approximately $0.1 million each year.
Internal Use Software Development Costs
The Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $0.1 million, $0.3 million, and $0.3 million in 2015, 2014, and 2013 respectively.
Depreciation and amortization expenses related to the Company internally developed softwares were approximately $0.9 million, and $0.9 million and $0.2 million in 2015,2014 and 2013, respectively. Management evaluates the useful lives of the Company’s assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long lived assets during the years ended December 31, 2015, 2014 and 2013.

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

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The recurring fair values of these financial assets (excluding cash) were determined using the following inputs at December 31, 2015 and December 31, 2014, respectively:

	As of December 31, 2015				As of December 31, 2014
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$18,021	$—	$—	$18,021	$29,306	$—	$—	$29,306
Total financial assets	$18,021	$—	$—	$18,021	$29,306	$—	$—	$29,306

(1)	Held in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no transfers between Level 1, 2, and 3 between December 31, 2015, and December 31, 2014. As of December 31, 2015, and December 31, 2014, the carrying amount of accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. (Refer to Note 7 and 8 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 4. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Equipment	$10,431	$10,242
Furniture and fixtures	378	1,923
Computer software	9,894	9,356
Construction in progress	10	306
Leasehold improvements	526	912
	21,239	22,739
Less: Accumulated depreciation and amortization	(17,230)	(16,526)
Property and equipment, net	$4,009	$6,213
Depreciation expense for continuing operations was approximately $2.9 million, $3.2 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. There was no depreciation expense for discontinued operations for the year ended December, 31, 2015. Depreciation expense for discontinued operations was approximately $0.2 million and $0.4 million for the years ended December 31, 2014 and 2013.
During the year ended December 31, 2015, the Company retired approximately $2.2 million of gross property and equipment related to continuing operations and did not incur a material loss on disposal. As part of completing the sale of its Unity business segment on June 30, 2014, the Company included approximately $2.0 million of gross property and equipment related to the discontinued operations in the gain on sale calculation.
During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. During April 2014, the Company acquired approximately $0.5 million of additional enterprise infrastructure hardware. As of December 31, 2015, the net book value of this enterprise database software and infrastructure hardware in computer software and equipment held by the Company was approximately $1.1 million.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Other Assets
Other assets (non-current) consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Deposits	$470	$563
Long-term deferred tax asset, net	220	134
Restricted cash	—	150
	$690	$847

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Tax liabilities	$1,065	$1,300
Accrued restructuring liabilities—current(1)	250	160
Accrued bonus, commissions and other employee benefits	1,168	2,043
Accrued for vendor financed property and equipment(2)	572	832
Amounts due to customers	728	1,016
Other accrued liabilities	1,573	1,837
	$5,356	$7,188

(1)	See Note 7. Accrued Restructuring

(2)	See Note 8. Vendor Financed Property and Equipment

Note 7. Accrued Restructuring
During the year ended December 31, 2009, the Company announced restructuring plans (the “2009 Plans”) to reduce operating costs and focus resources on key strategic priorities, which resulted in a workforce reduction of 146 positions across all functional areas and abandonment of certain facilities and termination of a contract obligation. As of December 31, 2014, the Company had remaining lease payments of approximately $0.1 million, which were recorded at fair value at the time of restructuring plan was announced. As of December 31, 2015, the Company completed all the related payments associated with this restructuring plan.
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
During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in a workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges during fiscal year 2014, and had less than $0.1 million of payments remaining as of December 31, 2014. As of December 31, 2015, the Company completed all the related payments associated with this restructuring plan.
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges during the current year, and had approximately $0.2 million of payments remaining as of December 31, 2015 for employees termination costs.

The following is a rollforward of restructuring liability for the above Plans:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$160	$317	$483
Restructuring charges and related adjustments	4,232	733	653
Payments and adjustments	(4,142)	(890)	(819)
Ending balance	$250	$160	$317

Note 8. Vendor Financed Property and Equipment
In October, 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is to be paid over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is to be paid over two years. The total purchase financed by a vendor was approximately $3.1 million. Since October 2013, the Company made approximately $2.2 million of principal payments, and as of December 31, 2015, approximately $0.6 million and $0.3 million were recorded to accrued liabilities and accounts payable, respectively, based on the payment terms. The Company expects to pay principal payments of $0.9 million fiscal year 2016.

Note 9. Income Taxes
The provision for income taxes is based on continuing operations income (loss) for 2015, 2014 and 2013 before taxes as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S Source	$(16,251)	$(20,306)	$(16,819)
Foreign Source	1,065	1,000	1,332
Loss before income taxes	$(15,186)	$(19,306)	$(15,487)
The provision for income taxes for continuing operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
U.S. federal	$—	$—	$—
State	(7)	(3)	32
Foreign	207	278	334
	$200	$275	$366
Deferred:
U.S. federal	$—	$(7,107)	$(1,351)
State	—	(219)	—
Foreign	107	(50)	203
	107	(7,376)	(1,148)
Provision for (Benefit from) income taxes	$307	$(7,101)	$(782)

Income tax expenses (benefit) was recorded for the year ended December 31, 2015, 2014, and 2013, of approximately $0.3 million, ($7.1) million, and $(0.8) million, respectively. The income tax expense recorded in the twelve months ended December 31, 2015 primarily relates to foreign taxes on expected profits in foreign jurisdictions. The income tax benefit recorded in the twelve months ended December 31, 2014 primarily reflects an offset to tax expense on discontinued operations of $7.3 million.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carry forwards. As of December 31, 2015 and 2014, the Company provided a full valuation allowance on its net deferred tax assets in the United States, Israel, Australia and Japan. The components of deferred tax assets consisted of the following:

	Year Ended December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$28,035	$23,526
Reserves and accruals	1,485	1,517
Research and other tax credits	5,849	5,880
Share based compensation	2,755	3,133
Property and equipment	2,859	3,224
Total deferred tax assets	$40,983	$37,280
Valuation allowance	(39,557)	(35,348)
Net deferred tax assets	1,426	1,932
Deferred tax liabilities:
Property and equipment	(1,206)	(1,606)
Total net deferred tax assets	$220	$326
The provision for income taxes for continuing operations differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(1)	(1)	(7)
Foreign tax rate differential	—	(1)	1
Amortization of stock-based compensation	1	2	1
Research and development benefit	(3)	(2)	(9)
Deemed repatriated foreign earnings	6	2	2
Valuation Allowance	34	(1)	42
Provision for (Benefit from) income taxes	2%	(36)%	(5)%
As of December 31, 2015, the Company had gross cumulative net operating loss carry forwards for federal and state tax reporting purposes of approximately $80.9 million and $43.1 million, respectively, which expire in various periods between 2016 and 2035. In addition, $7.6 million and $3.9 million for federal and state respectively, are related to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit accumulated paid-in capital if realized. Utilization of the net operating loss and tax credit carryforwards are subject to annual limitations due to certain ownership change rules provided by the Internal Revenue Service Code of 1986, as amended and similar state provisions. Also included in the valuation allowance as of December 31, 2015 is approximately $8.4 million gross, related to net operating loss carry forwards in Israel.
As of December 31, 2015, the Company also has research and development tax credit carry forwards of approximately $3.3 million and $3.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forwards will expire in various amounts through 2035. The state credit can be carried forward indefinitely.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at January 1, 2013	$5,773
Increases for positions taken in prior years	282
Increases for positions related to the current year	832
Settlements with taxing authorities	(320)
Balance at December 31, 2013	$6,567
Increases for positions taken in prior years	5
Increases for positions related to the current year	186
Decreases for positions taken in prior years	(18)
Decreases for statutes lapsing	(66)
Settlements with taxing authorities	—
Balance at December 31, 2014	$6,674
Increases for positions taken in prior years	483
Increases for positions related to the current year	320
Decreases for statuses lapsing	(20)
FX impact	(11)
Balance at December 31, 2015	$7,446

The increase in unrecognized tax benefits primarily relates to certain research and development tax credits.
As of December 31, 2015 and 2014 , the company had $0.8 million and $0.8 million, respectively, of unrecognized tax benefits that if recognized will have an impact on the company's effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in 2016. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2016 or unanticipated findings on tax audits of open years in various jurisdictions.
In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2015, 2014 and 2013.
The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2007 to 2015 remain open to examination by certain of these major taxing jurisdictions.
The Company currently has income tax audits in progress in India and has accrued approximately $0.6 million in connection with these audits.

Note 10. Stockholders’ Equity
Equity Incentive Plans
The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units to employees (“Employee Plan”) and to directors (“Director Plan”). Stock options granted to employees generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the following 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to satisfy minimum statutory tax withholding obligations with respect to the vesting of restricted stock awards. Restricted stock awards with only performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined performance goals, including targeted earnings before interest, taxes and amortization (“EBITA”), targeted number of Open Mobile platform active users, and targeted quarterly or annual revenue of Open Mobile.
During 2015, the Company granted a total of 1,200,000 shares of performance-based restricted stock awards, which vest on different dates, based on targeted trailing four quarters revenue of Open Mobile.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2014, the Company had granted a total of 420,000 shares of performance-based restricted stock awards, that vest based on targeted quarterly revenue of Open Mobile which carry a service-condition to vest in full if performance has not been met at December 31, 2017, however, vesting will be accelerated upon the achievement of performance goals; none of which had vested at December 31, 2015 as the performance goals had not been met.
The Company had a total of 753,925 outstanding shares of performance-based restricted stock awards related to targeted EBITA, none of which had vested as of December 31, 2014. Those shares were no longer outstanding as of December 31, 2015.
The number of shares authorized for issuance is automatically increased by 5% annually under the Employee Plan. Upon exercise, new shares are issued. As of December 31, 2015, 27,483,532 shares were available for grant under all plans.
The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards and Units Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2012	20,221,637	8,288,528	$1.85		1,868,758	$1.85
Authorized	3,326,811
Granted(1)	(3,070,000)	1,085,000	$1.81	$0.70	1,985,000	$1.86
Options Exercised	—	(1,138,718)	$1.12
Restricted Stock Vested(1)	—				(558,083)	$2.06
Terminated/canceled/forfeited	974,230	(628,230)	$2.70		(346,000)	$1.88
Balance at December 31, 2013	21,452,678	7,606,580	$1.89		2,949,675	$1.81
Authorized	3,472,551
Granted(2)	(1,505,000)	1,025,000	$1.56	$0.60	480,000	$1.18
Options Exercised	—	(135,499)	$1.03
Restricted Stock Vested(2)	—				(336,913)	$2.01
Terminated/canceled/forfeited	2,106,526	(1,675,189)	$2.76		(431,337)	$1.98
Balance at December 31, 2014	25,526,755	6,820,892	$1.64		2,661,425	$1.65
Authorized	3,246,685
Granted(3)	(5,373,000)	4,033,000	$0.97	$0.45	1,340,000	$0.92
Options Exercised	—	(131,780)	$0.88
Restricted Stock Vested(3)	—				(43,334)	$1.25
Terminated/canceled/forfeited	4,083,092	(1,604,167)	$1.99		(2,478,925)	$1.66
Balance at December 31, 2015	27,483,532	9,117,945	$1.29		1,479,166	$0.98

(1)
Restricted stock granted during 2013 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2013 represent 558,083 restricted stock awards released.

(2)
Restricted stock granted during 2014 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2014 represent 378,250 restricted stock awards released (net of 41,337 shares withheld for taxes).

(3)
Restricted stock granted during 2015 included 140,000 awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. The remaining 1,200,000 shares of restricted stock with performance-based vesting criteria related to targeted EBITA are not considered outstanding until the performance criterion has been met and as such, are excluded from shares outstanding. Restricted stock vested during 2015 represents 43,334 restricted stock awards released.

The aggregate intrinsic value of options exercised was less than $0.1 million, $0.1 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.71— $.90	2,777,629	8.18	$0.88	359,629	$0.73
.91 — 1.06	2,417,087	5.64	1.05	1,167,087	1.05
1.07 — 1.58	2,361,256	2.71	1.34	2,042,922	1.37
1.59 — 5.74	1,561,973	2.82	2.35	1,399,414	2.41
Total	9,117,945	5.17	1.29	4,969,052	1.54

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2015	9,117,945	$1.29	5.17	$343
Options vested and expected to vest at December 31, 2015	8,506,364	$1.32	4.87	$311
Options exercisable at December 31, 2015	4,969,052	$1.54	1.75	$96
Stock-Based Compensation
The following table sets forth the total stock-based compensation expense from continuing operations included in the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Network operations	$(186)	$202	$332
Research and development	(92)	266	350
Sales and marketing	(80)	452	677
General and administrative	(220)	1,076	1,702
Total	$(578)	$1,996	$3,061

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock options	$484	$815	$838
Restricted stock	(1,138)	1,105	2,157
Employee stock purchase plan	76	76	66
Total	$(578)	$1,996	$3,061
Above tables are different from the stock-based compensation expenses disclosed in the consolidated statements of cash flows for the years ended 2014 and 2013, which includes stock-based compensation expenses related to discontinued operations.
As of December 31, 2015, there was $1.3 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 3.0 years. As of December 31, 2015, there was $0.1 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, net of expected forfeitures which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions
The weighted average estimated fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free rate	1.35%	1.07%	0.89%
Expected dividend yield	—%	—%	—%
Expected volatility	53%	53%	50%
Expected term	4.6 years	3.5 years	3.8 years
Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended December 31, 2015, 2014 and 2013, the Company did not pay any cash dividends on its common stock and does not expect to pay cash dividends in the future.
The total grant date fair value of the restricted awards stock granted during the years ended December 31, 2015, 2014, and 2013 was approximately $1.2 million, $0.6 million, and $3.7 million, respectively, which will be recognized over the requisite service periods. We believe vesting of all restricted stock awards based solely on performance is not probable at December 31, 2015.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). As of December 31, 2015, the Company reserved 7.5 million shares of common stock for issuance under the ESPP plan and approximately 4.6 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or $25,000 worth of common stock in any one calendar year. During the years ended December 31, 2015, 2014 and 2013, 79,009, 118,501, and 137,091 shares were purchased at average per share prices of $0.91, $1.27, and $1.60, respectively.
Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2015, 2014, and 2013 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free rate	0.32%	0.10%	0.09%
Expected dividend yield	—%	—%	—%
Expected volatility	62%	63%	51%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Commitments and Contingencies
Leases and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, as of December 31, 2015, are as follows:

Operating Leases
(In thousands)
Year ending December 31:
2016	$1,667
2017	1,473
2018	1,089
2019	1,082
2020	926
$6,237
Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2015, 2014, and 2013 was $1.9 million, $2.3 million, and $2.3 million, respectively.
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through 2017. Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2016	$5,817
2017	1,641
2018	333
$7,791
In addition, the Company expects to pay principal payments related to vendor financed property and equipment of $0.9 million in fiscal year 2016.
Sales Tax Liabilities
The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During subsequent years, this liability was reduced through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability to $0.9 million in 2015 and $0.9 million in 2014, which is included in other long-term liabilities.
Unclaimed Property Compliance
The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. If the potential loss from any payment claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. To date, we are not able to estimate the possible payment, if any, due to the early state of this matter.

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

Note 12. Employee 401(k) Plan
The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2015, 2014 and 2013, there have been no employer contributions under this plan.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(15,493)	$(12,205)	$(14,705)
Net income from discontinued operations	—	19,179	2,393
Net income (loss)	$(15,493)	$6,974	$(12,312)

Denominator:
Weighted average shares outstanding - basic and diluted	62,940,299	62,613,671	63,411,162

Total income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.25)	$(0.19)	$(0.23)
Income from discontinued operations	—	0.30	0.04
Total net income (loss) per share	$(0.25)	$0.11	$(0.19)

The following items have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	5,628,172	4,703,978	3,329,281
Restricted stock awards, including participating securities	1,907,500	2,195,750	2,615,705
Total	7,535,672	6,899,728	5,944,986
The weighted-average exercise price of options to purchase common stock excluded from the computation was $1.50, $2.20, and $2.84, for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 14. Segment and Geographic Information
Prior to 2014, the Company had two reportable operating segments, Mobile Connectivity Services and iPass Unity Network Services (“Unity”). The Mobile Connectivity Services segment included services that help enterprises manage the networks, connections and devices used by their mobile workforce. The iPass Unity segment provided customers with Wi-Fi and Wide Area Network solutions.
On June 30, 2014, the Company entered into an agreement and completed the sale of its Unity business segment, which is reported in this filing as discontinued operations. Therefore, the Company currently has a single reportable operating segment.
The following table summarizes total Company revenue from continuing operations by country or by geographical region:

	For the Year Ended December 31,
	2015	2014	2013
United States	41%	35%	37%
Europe, Middle East and Africa	48%	48%	49%
Asia Pacific	10%	15%	13%
Rest of the world	1%	2%	1%
No individual country, except for the United States, Germany, and the United Kingdom, accounted for 10% or more of total revenues for the years ended December 31, 2015, 2014, and 2013. Revenues in Germany accounted for 15%, 15%, and 11% of total revenues in 2015, 2014, and 2013, respectively. Revenues in the United Kingdom accounted for 10%, 11%, and 13% of total revenues in 2015, 2014, and 2013, respectively. One customer accounted for 10% of total revenues for the years ended December 31, 2015 and December 31, 2014, respectively. No individual customer accounted for 10% or more of total revenues for the year ended December 31, 2013. International revenues are determined by the location of the customer’s headquarters.

Note 15. Divestiture of Business Segment
On June 30, 2014 the Company entered into an agreement and completed the sale of its Unity business segment for gross cash proceeds of approximately $28.1 million, and accrued approximately $2.2 million of transaction costs which were fully paid as of December 31, 2014. The Company recorded a gain on sale of approximately $25.0 million. The gross cash proceeds included $1.4 million that was placed into an escrow account to cover any contingent claims made by the buyer against iPass through June 30, 2015 and was recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets. The restriction was removed at June 30, 2015 with the expiration of the escrow agreement.
In accordance with ASC 205-20, the results of operations for the Unity business segment were reported as discontinued operations.  The Company did not have any assets held for sale as of December 31, 2013 or prior to the sale in the second quarter of 2014.
Concurrent with the sale of its Unity business segment, iPass and the buyer entered into a transition services agreement pursuant to which each of the parties would provide certain transitional, administrative, and support services to the other party for a period up to six months, which could be extended upon mutual agreement. Such services provided to the buyer by iPass were recorded as contra-expense since the Company was reimbursed for the service cost incurred. Activity associated with transitional service is not considered significant relative to the consolidated financial statements of the Company and was fully concluded as of December 31, 2015.
Income tax expense was recorded in discontinued operations for the year ended December 31, 2014 and 2013, of approximately $7.3 million and $1.4 million, respectively. This primarily reflects tax expense on income or gains from discontinued operations with an offsetting benefit in continuing operations of $7.1 million, and $0.8 million, for the years ended

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014 and 2013, respectively. The offsetting tax benefits in 2014 represented the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business.
The following table presents the revenues and components of discontinued operations, net of tax:

	Year Ended December 31,
	2014	2013
Revenue(1)	$15,458	$33,386
Income from discontinued operations before income taxes(1)	$1,506	$3,744
Gain on sale of discontinued operations before income taxes(1)	25,014	—
Provision for income taxes	(7,341)	(1,351)
Income from discontinued operations, net of tax	$19,179	$2,393

(1)	Amounts recorded through June 30, 2014, date of the sale agreement of the Unity business segment.

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

Note 16. Stock Repurchase Program
On November 3, 2015, the Board authorized a share repurchase program of up to $3.0 million of the Company’s
Common Stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program shall run through
December 31, 2016, unless earlier completed or terminated by the Board. The number of shares to be purchased and the timing of purchases will be based on general business and market conditions, and other factors, including legal requirements. As of December 31, 2015, no shares had been repurchased as the company under this program.

Note 17. Subsequent Event
On February 17, 2016, the Company announced a reduction in force that will impact 60 employees and reduce headcount globally by 30% primarily as a cost-cutting measure, which will eliminate positions in engineering and network operations groups, including a significant rightsizing of the India team. The Company expects most of the charges related to the implementation of this plan to be recorded during the first quarter of 2016. These charges are primarily one-time termination benefits and exclude any non-cash adjustments impacting stock based compensation expense that will be calculated based on forfeitures and modifications of equity awards.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/S/ GARY A. GRIFFITHS
Gary A. Griffiths President and Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gary A. Griffiths and Darin R. Vickery, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY A. GRIFFITHS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
Gary A. Griffiths

/S/ DARIN R. VICKERY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016
Darin R. Vickery

/S/ DAMIEN J. PARK	Chairman and Director	March 11, 2016
Damien J. Park

/S/	Director
Michael M. Chang

/S/ RICHARD A. KARP	Director	March 11, 2016
Richard A. Karp

/S/ BRENT S. MORRISON	Director	March 11, 2016
Brent S. Morrison

/S/ DAVID PANOS	Director	March 11, 2016
David Panos

/S/ MICHAEL J. TEDESCO	Director	March 11, 2016
Michael J. Tedesco

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to (recovered from) Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2015	$172	$83	$14	$241
2014	1,010	(169)	669	172
2013	1,173	134	297	1,010

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

10.10*	Outside Director Compensation Arrangement. (Filed as Exhibit 10.2 to our Form 8-K (SEC File No. 000-50327), filed on May 29, 2015, and incorporated by reference herein.)

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

10.17*	Form of Indemnity Agreement. (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2014, and incorporated by reference herein.)

10.18
Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended). (Filed as Exhibit 10.8 to our Registration Statement Form S-1, as amended (SEC File No. 333-102715), originally filed on January 24, 2003 and amended on July 1, 2003, and incorporated by reference herein.)

10.19
OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto. (Filed as Exhibit 10.13 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.20
Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc. (Filed as Exhibit 10.14 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.21*	Offer Letter with Karen Willem dated June 7, 2013. (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on August 8, 2013, and incorporated by reference herein.)

10.22*	Offer Letter with June Bower dated November 6, 2013. (Filed as Exhibit 10.25 to our Form 10-K (SEC File No. 000-50327), filed on March 11, 2014, and incorporated by reference herein.)

10.23*
Amendment to the annual salary and total cash compensation for Barbara Nelson, Senior Vice President and Chief Technology Officer. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on August 1, 2014, and incorporated herein by reference.)

10.24
Lease Agreement, dated September 22, 2014, between iPass Inc. and Westport Office Park, LLC. (Filed as Exhibit 10.25 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

10.25*
2014 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (Registration No. 000-50327), filed on April 29, 2014, and Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on October 3, 2014, which descriptions are incorporated herein by reference.)

10.26*
2015 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on February 20, 2015, which description is incorporated herein by reference, as amended as described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on November 2, 2015, which description is incorporated herein by reference.)

10.27*	Offer Letter with Gary A. Griffiths, dated February 16, 2015 (Filed as Exhibit 10.28 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.).

10.28*	Offer Letter with Patricia Hume, dated February 16, 2015 (Filed as Exhibit 10.29 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.).

10.29*	Separation Agreement with Evan Kaplan dated March 13, 2015 (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on May 7, 2015, and incorporated by reference herein.).

10.30*	Severance Agreement with Renatus Hendrikse dated May 8, 2015 (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on August 10, 2015, and incorporated by reference herein.).

10.31*	Severance Agreement with June Bower dated June 9, 2015 (Filed as Exhibit 10.2 to our Form 10-Q (SEC File No. 000-50327), filed on August 10, 2015, and incorporated by reference herein.).

10.32*	Severance Agreement with Karen Willem dated June 30, 2015(Filed as Exhibit 10.3 to our Form 10-Q (SEC File No. 000-50327), filed on August 10, 2015, and incorporated by reference herein.).

10.33*	Compensation arrangement with Darin Vickery (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on June 4, 2015, and incorporated by reference herein.).

10.34*	Severance Agreement with Barbara Nelson dated June 30, 2015 (Filed as Exhibit 10.5 to our Form 10-Q (SEC File No. 000-50327), filed on August 10, 2015, and incorporated by reference herein.).

10.35
Settlement Agreement, dated May 28, 2015, between the Company, Maguire Asset Management, LLC and the other entities signatory thereto (Filed as Exhibit 10.1 to our Form 8-K (SEC File No. 000-50327), filed on May 29, 2015, and incorporated by reference herein.).

16.1
Letter from KPMG LLP to Securities and Exchange Commission, dated May 26, 2015. (Filed as Exhibit 16.1 to our Form 8-K (SEC File No. 000-50327), filed on May 26, 2015, and incorporated by reference herein.).

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 21.1 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

23.1	Consent of GRANT THORNTON LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract, compensatory plan or arrangement.