Form 10-Q
period 2016-03-31
IPASS INC
filed 2016-05-09
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 29, 2016 was 64,597,214.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,168	$20,294
Accounts receivable, net of allowance for doubtful accounts of $304 and $241, respectively	10,117	9,746
Prepaid expenses	2,376	2,762
Other current assets	340	342
Total current assets	30,001	33,144
Property and equipment, net	3,356	4,009
Other assets	705	690
Total assets	$34,062	$37,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,956	$6,291
Accrued liabilities	4,790	5,356
Deferred revenue, short-term	2,202	2,321
Total current liabilities	13,948	13,968
Deferred revenue, long-term	146	231
Vendor financed property and equipment	—	—
Other long-term liabilities	1,067	1,043
Total liabilities	15,161	15,242
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	220,011	219,981
Accumulated deficit	(201,175)	(197,445)
Total stockholders’ equity	18,901	22,601
Total liabilities and stockholders’ equity	$34,062	$37,843
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$14,731	$16,558
Cost of revenue and operating expenses:
Network access costs	7,442	6,675
Network operations	2,098	2,950
Research and development	2,140	2,998
Sales and marketing	2,837	3,182
General and administrative	2,990	4,236
Restructuring charges and related adjustments	758	21
Total cost of revenue and operating expenses	18,265	20,062
Operating loss	(3,534)	(3,504)
Interest income (expense), net	5	(21)
Foreign exchange gain (loss), net	(110)	189
Other loss, net	—	(4)
Loss from continuing operations before income taxes	(3,639)	(3,340)
Provision for income taxes	91	100
Total net loss	$(3,730)	$(3,440)
Total comprehensive net loss	$(3,730)	$(3,440)

Total net loss per share - basic and diluted
Total net loss per share	$(0.06)	$(0.05)

Weighted average shares outstanding - basic and diluted	63,146,622	62,846,194

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,730)	$(3,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (benefit) expense	188	(362)
Depreciation and amortization	706	746
Deferred income taxes	1	(2)
Loss on disposal of property and equipment	—	4
Provision for (Recovery of) doubtful accounts	61	(63)
Changes in operating assets and liabilities:
Accounts receivable	(432)	(1,024)
Prepaid expenses and other current assets	388	254
Other assets	(16)	3
Accounts payable	613	(1,152)
Accrued liabilities	(284)	(669)
Deferred revenue	(204)	930
Other liabilities	24	11
Net cash used in operating activities	(2,685)	(4,764)
Cash flows from investing activities:
Purchases of property and equipment	(1)	(175)
Net cash used in investing activities	(1)	(175)
Cash flows from financing activities:
Net proceeds from issuance of common stock	113	—
Principal payments for vendor financed property and equipment	(282)	(275)
Stock Repurchase	(271)	—
Net cash used in financing activities	(440)	(275)
Net decrease in cash and cash equivalents	(3,126)	(5,214)
Cash and cash equivalents at beginning of period	20,294	33,814
Cash and cash equivalents at end of period	$17,168	$28,600
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$45	$50
Accrued amounts for acquisition of property and equipment	$61	$239
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The Condensed Consolidated Financial Statements as of and for December 31, 2015, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
The Company reports total comprehensive net loss in a single continuous financial statement within its Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company’s comprehensive net loss is equivalent to its total net loss because the Company does not have any transactions that are recorded through other comprehensive loss.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Update is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.
In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing." provide more detailed guidance, including additional implementation guidance and examples in the key areas of identifying performance obligations and licenses of intellectual property. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at March 31, 2016, and December 31, 2015, respectively:

	As of March 31, 2016				As of December 31, 2015
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$15,035	$—	$—	$15,035	$18,021	$—	$—	$18,021
Total financial assets	$15,035	$—	$—	$15,035	$18,021	$—	$—	$18,021

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2015 through March 31, 2016. As of March 31, 2016 and December 31, 2015, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities (refer to Note 6 and 7 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Equipment	$10,495	$10,431
Furniture and fixtures	378	378
Computer software	9,894	9,894
Construction in progress	13	10
Leasehold improvements	529	526
	21,309	21,239
Less: Accumulated depreciation and amortization	(17,953)	(17,230)
Property and equipment, net	$3,356	$4,009
Depreciation expense was approximately $0.7 million for the three months ended March 31, 2016, and the three months ended March 31, 2015.
During the three months ended March 31, 2016, the Company did not retire any gross property and equipment. During the three months ended March 31, 2015, the Company retired approximately $0.6 million of gross property and equipment, nearly all of which were fully depreciated.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Deposits	$486	$470
Long-term deferred tax assets, net	219	220
	$705	$690

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Accrued tax liabilities	$922	$1,065
Accrued restructuring liabilities (1)	379	250
Accrued bonus, commissions and other employee benefits	1,046	1,168
Accrued vendor financed property and equipment (2)	287	572
Amounts due to customers	663	728
Other accrued liabilities	1,493	1,573
	$4,790	$5,356

(1)	See Note 6 "Accrued Restructuring"

(2)	See Note 7 "Vendor Financed Property and Equipment"

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
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges and had approximately $0.2 million of payments remaining as of March 31, 2016 for employee termination costs.
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") with the stated purpose to achieve Adjusted EBITDA profitability in 2016. The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a significant rightsizing of the India team. Both teams have and will continue to automate infrastructure, quality assurance, and agile processes, which should minimize the impact of this event. This resulted in a charge of approximately $0.8 million in the first quarter of 2016, and had approximately $0.2 million of payments remaining as of March 31, 2016 for employee termination costs.

The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Beginning balance	$249	$160
Restructuring charges and related adjustments	758	21
Payments and adjustments	(628)	(106)
Ending balance	$379	$75
As of March 31, 2016, the balance primarily represents remaining employee termination obligations, the majority of which are expected to be paid in the second quarter of 2016. There is no long-term restructuring liability as of March 31, 2016.
Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is payable over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is payable over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $2.5 million of principal payments, and as of March 31, 2016, approximately $0.3 million and $0.3 million were recorded to accrued liabilities and accounts payable, respectively. The Company expects to make principal payments of $0.6 million in the remainder of fiscal year 2016.
Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of March 31, 2016, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2016	$1,269
2017	1,498
2018	1,099
2019	1,082
2020	926
$5,874
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through October 2017.
Future minimum purchase commitments as of March 31, 2016, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2016	$4,618
2017	2,940
2018	420
$7,978

In addition, the Company expects to make principal payments related to vendor financed property and equipment of $0.6 million in the remainder of fiscal year 2016.
Also, subsequent to March 31, 2016, the Company signed an agreement with a Network Access Service Provider for the amount of approximately $6.0 million for the period from April 1, 2016 through March 31, 2018.

Unclaimed Property Compliance
The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. If the potential loss from any payment claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. To date, the Company is not able to estimate the possible payment, if any, due to the early state of this matter.
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

Note 9. Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to shareholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to shareholders by the weighted average number of diluted shares outstanding. Unvested participating securities that vest based on service are included in the weighted daily average number of shares outstanding used in the calculation of basic net income per share and excluded in the calculation of basic net loss per share.
When an entity has a loss from continuing operations, including potential shares in the denominator of diluted per-share computations for continuing operations will generally be antidilutive, even if the entity has net income after adjusting for discontinued operations. That is, including potential shares in the denominator of the earnings per share calculation for a loss-making entity will generally decrease the loss per share and therefore those shares should be excluded from calculations of diluted earnings per share. Accordingly, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Numerator:
Net loss from continuing operations	$(3,730)	$(3,440)
Net loss	$(3,730)	$(3,440)

Denominator:
Weighted average shares outstanding - basic and diluted	63,146,622	62,846,194

Total loss per share - basic and diluted:
Continuing operations	$(0.06)	$(0.05)
Total net loss per share	$(0.06)	$(0.05)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	6,888,435	5,563,894
Restricted stock awards, including participating securities	1,465,832	1,907,500
Total	8,354,267	7,471,394

Note 10. Segment and Geographical Information
The following table presents comparative percent of Company revenue by country or by geographic region.

Mobility Services	Three Months Ended March 31,
	2016	2015
United States	42%	37%
EMEA	45%	50%
Asia Pacific	12%	11%
Rest of the World	1%	2%
For the three months ended March 31, 2016, the United States and Germany accounted for 42% and 14% of total revenues, respectively. One customer, a channel reseller, represented 10% of total revenues for the three months ended March 31, 2016.
For the three months ended March 31, 2015, the United States, Germany and the United Kingdom represented 37%, 16% and 10% of total revenue, respectively. One customer, a channel reseller, represented 11% for the three months ended March 31, 2015.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Stock Repurchase Program

On November 3, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $3.0 million of the Company’s common stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program shall run through December 31, 2016, unless earlier completed or terminated by the Board of Directors. The number of shares to be purchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. No shares had been repurchased under the repurchase program during the fourth quarter of 2015. On February 25, 2016, the Company established a 10b5-1 plan for repurchases under the repurchase program and started acquiring stock under this plan. During the three months ending March 31, 2016, the Company repurchased 271,528 shares for $270,860 under the repurchase program, for an average price of $1.00 per share.

Note 12. Subsequent Events
Management has evaluated events subsequent to March 31, 2016 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements, and noted no additional significant subsequent event that needs to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics and Non-GAAP Financial Measures	Discussion of key operating metrics and non-GAAP financial measure that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2016, and March 31, 2015

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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

Overview
iPass (NASDAQ: IPAS) is the leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service (SaaS) platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 53 million hotspots in more than 120 countries, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass app to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

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

Our Technology Infrastructure: We have a global authentication fabric of integrated servers and software that is interconnected with over 150 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the over 53 million hotspots we aggregate look and feel like iPass hotspots.

Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of approximately 53 million hotspots in 120 countries and territories, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations.

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
Enterprise (Business to Business or B2B): Previously referred to as OME (Open Mobile Enterprise), this go- to-market strategy focuses on providing mobile connectivity solutions to enterprises, from large to small.

Strategic Partnerships (Business to Business to Consumer or B2B2C): Previously referred to as OMX (Open Mobile Exchange), this strategy is executed through business development deals intended to open channel distributions for our product to reach the consumer market.

Our Corporate Strategy

We intend to leverage our unique set of assets across our go-to-market strategies to drive growth in new customer acquisition, subscribed users, and devices accessing our services. As part of our Mobile Connectivity Services strategy, we have rebuilt our product and service delivery across three main value creation initiatives.

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

INVISIBLE - Wi-Fi as easy as cellular
Our platform is an artificial intelligence network sniffer, finding, categorizing, rating, and optimizing networks and connections. It provides last mile VPN tunnel security and is designated to maximize connection success rates. For customers looking to leverage our intellectual property and platform functionality into their customized products, we launched a software development kit (SDK) in the first quarter of 2016.
For a detailed discussion regarding our mobility business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Significant Trends and Events
The following describes significant trends and events of our business during the first quarter of 2016.
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. We introduced iPass SmartConnectTM SDK providing the tools to build adaptive network selection applications for smartphones, tablets, and laptops. Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications built using the iPass SDK have instant and secure access to any of the iPass 53 million hotspots. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications.
Network Enhancements
In the first quarter of 2016, we expanded our network of global hotspots from 50 million to 53 million, leveraging the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. We gather data on every hotspot within range of our users’ Wi-Fi radio signal, analyze the hotspots for a variety of quality characteristics, and crunch the numbers through our big data engine. As a result, we can overlay heat maps of coverage areas, identify good and bad hotspots, and determine where and how we should add additional hotspots to satisfy our users’ behavior patterns and demands.
Cost Containment Initiative
On February 17, 2016, we announced a reduction in force that impacted 57 employees and reduced headcount globally by 30% primarily as a cost-cutting measure, which eliminated positions in engineering and network operations groups, including a significant rightsizing of the India team. We recorded charges related to the implementation of this plan during the first quarter of 2016. These charges are primarily one-time termination benefits and exclude any non-cash adjustments impacting stock based compensation expense calculated based on forfeitures and modifications of equity awards.
Compliance with Nasdaq requirements for continued listing
On March 23, 2016, we received a letter from Nasdaq, stating that the Nasdaq staff had determined that from March 9, 2016 to March 22, 2016, the closing bid price of our common stock was at $1.00 per share or greater and, accordingly, iPass had regained compliance with the Nasdaq bid price rule and Nasdaq’s previous notification of non-compliance with the Nasdaq bid price rule has been closed.

Key Operating Metrics
Described below are key metrics that we use to evaluate our operating performance. As our legacy business is no longer significant to our overall revenue or key operating metrics, we have dropped the designation of “OM” (Open Mobile) from these metrics and are just reporting total users.
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

The following table summarizes the number of active users of iPass services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Wi-Fi Network Users:
Enterprise (formerly OME)	77	79	78	84	87
Strategic Partnerships (formerly OMX)	24	21	23	11	9
Total iPass Wi-Fi Network Users	101	100	101	95	96

Total iPass Active Platform Users	807	830	839	849	855
Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was a follows:

	For the Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Gross Margin	35.2%	36.9%	37.6%	38.8%	41.9%
Deferred revenue (Short-term plus Long-term)
Deferred Revenue represents the sales invoiced in advance of recognition under our revenue recognition policy. The fluctuation of deferred revenue is primarily driven by a strategic partnership with an OEM as the number of devices shipped fluctuates during the year. Under this agreement, we bill upfront on devices shipped and recognize revenue over the future obligation period to deliver related Wi-Fi services. The following table represents balances (in thousands) as of the period end date:

	For the Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total Deferred Revenue	$2,348	$2,552	$2,517	$2,109	$1,482
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

	For the Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Annual Contract Value	$2,116	$724	$1,558	$1,257	$373

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP (accounting principles generally accepted in the United States) results. We define Adjusted EBITDA as net loss adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, and CEO exit costs. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or are non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles Adjusted EBITDA to GAAP net loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA loss	$(1,992)	$(2,293)
Interest expense	5	(21)
Income tax expense	(91)	(100)
Depreciation of property and equipment	(706)	(746)
Stock-based compensation benefit (expense)	(188)	362
Restructuring charges and related adjustments	(758)	(21)
CEO exit costs	—	(621)
GAAP Total Net income (loss)	$(3,730)	$(3,440)

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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Mobile Connectivity Services	$14,731	$16,558
Enterprise	12,221	14,190
Strategic Partnerships	1,909	1,123
Legacy iPC	601	1,245

For the three months ended March 31, 2016, overall Mobility Services revenue decreased $1.8 million or 11% as compared to the same period in 2015. This was due to a combination of lower Enterprise revenue of $2.0 million and lower Legacy iPC revenue of $0.6 million, partially offset by higher Strategic Partnership revenue of $0.8 million. Enterprise revenue was lower principally due to churn or writedown of customers, including renegotiated contracts with large carriers that resulted in lower monthly Platform fee commitments. Legacy iPC revenue was lower as a result of the expected reduction in usage for our 3G and Dial-up services. Strategic Partnership revenue was higher and has expanded quarter over quarter as we build out our business model surrounding this product offering and open new channels for product distribution.
Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Three Months Ended March 31,
	2016	2015
Gross Margin (%)	35.2%	41.9%
For the three months ended March 31, 2016, gross margin decreased by 6.7 percentage points as compared to the same period in 2015 which is primarily due to the decline in high margin Platform revenue and the growth of inflight revenue in our product mix, which has a lower margin. This was offset in part by lower network operations costs due primarily to the reduction in headcount.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consists of charges for network access which we pay to our network service providers and other direct cost of sales. We purchase NAC in a combination of pay-as-you-go and fixed price for capacity arrangements.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Network access costs	7,442	6,675
As a percentage of total revenue	50.5%	40.3%

For the three months ended March 31 2016, network access costs increased $0.8 million or 11% as compared to the same period in 2015. This was due to the increase mix in inflight costs of $0.8 million.
For the three months ended March 31, 2016, network access costs as a percentage of total revenue increased 10.2 percentage points as compared to the same period in 2015. This was primarily due to the decrease in platform revenue as there are no network access costs associated with our platform revenues and the increased mix of lower margin inflight revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Network operations costs	2,098	2,950
As a percentage of total revenue	14.2%	17.8%
For the three months ended March 31, 2016, network operations expense decreased $0.9 million or 29% as compared to the same period in 2015, primarily due to decreases in headcount-related expenses as a result of our Q2 2015 and Q1 2016 restructuring plans.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Research and development expense	2,140	2,998
As a percentage of total revenue	14.5%	18.1%
For the three months ended March 31, 2016, research and development expense decreased $0.9 million or 29% as compared to the same period in 2015, mainly due to decreases in headcount related expenses as a result of our Q2 2015 and Q1 2016 restructuring plans.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Sales and marketing expense	2,837	3,182
As a percentage of total revenue	19.3%	19.2%
For the three months ended March 31, 2016, sales and marketing expense decreased $0.3 million or 11% as compared to the same period in 2015, primarily due to decreases in headcount-related costs as a result of our Q2 2015 and Q1 2016 restructuring plans.

General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
General and administrative expense	2,990	4,236
As a percentage of total revenue	20.3%	25.6%
For the three months ended March 31, 2016, general and administrative expense decreased $1.2 million or 29% as compared to the same period in 2015, due to decrease in headcount related costs of $0.5 million as a result of our Q2 2015 and Q1 2016 restructuring plans, a decrease in severance costs by $0.6 million, a decrease in rent expense of $0.3 million due to lower rent on a lease renewal, and a decrease in professional fees expenses of $0.4 million, offset in part by an increase of $0.6 million in stock based compensation expense due to termination of employees and cancellation of their stock options in 2015.
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
For the three months ended March 31, 2016 and 2015, we did not enter into any hedging contracts.
Foreign exchange loss for the three months ended March 31, 2016 was $0.1 million due to weakening of the U.S. dollar against Euro. Foreign exchange gain for the three months ended March 31, 2015 was $0.2 million primarily due to strengthening of the U.S. dollar against British Pound and Euro.

Provision for Income Taxes
Income tax expense for each of the three months ended March 31, 2016 and 2015 was approximately $0.1 million, and is primarily related to foreign taxes on expected profits in the foreign jurisdictions.

Liquidity and Capital Resources
We had cash and cash equivalents of $17.2 million at March 31, 2016, compared to $20.3 million at December 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows
Net cash used in operating activities	$(2,685)	$(4,764)
Net cash used in investing activities	(1)	(175)
Net cash used in financing activities	(440)	(275)
Net decrease in cash and cash equivalents	$(3,126)	$(5,214)
Operating Activities
Net cash used in operating activities decreased by approximately $2.1 million for the three months ending March 31, 2016 over the same period in 2015. Cash used as a result of net loss, after adjustment for non-cash items, decreased by approximately $0.3 million driven by the stock based compensation expense adjustment related to the termination of employees during the first quarter of 2015 whose grants were canceled. Changes in working capital were favorable $1.7 million as a result of timing of payables and receivables.
Investing Activities
Net cash used in investing activities decreased by approximately $0.2 million for three months ending March 31, 2016 over the same period in 2015. This decrease is primarily a result of lower purchases of property and equipment during the first quarter of 2016 and the timing of the payment of purchases.
Financing Activities
Net cash used for financing activities increased by approximately $0.2 million for three months ending March 31, 2016 over the same period in 2015. This increase is related to the $0.3 million paid for the repurchased shares offset in part by $0.1 million collected as a result of options exercise during the first quarter of 2016.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2016, and December 31, 2015, was $0.5 million and $0.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three months ended March 31, 2016 was for network access costs, payroll related expenses, payments for vendor financing equipment purchase, reduction in force severance costs and the stock repurchase program.

Contractual Obligations
The following are our contractual obligations as of March 31, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$5,874	$1,680	$3,541	$653
Other Purchase Commitments	7,978	4,618	3,360	—
Total Contractual Obligations (1)	$13,852	$6,298	$6,901	$653

(1) See Note 8 "Commitments and Contingencies"

Our contractual commitments at December 31, 2015, were $14.0 million. For information on our contractual commitments at December 31, 2015, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2016, and December 31, 2015, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2016, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of March 31, 2016, we had cash and cash equivalents of $17.2 million and no short-term investments or restricted cash. As of December 31, 2015, we had cash and cash equivalents of $20.3 million and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of iPass conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of the material weakness in our internal controls described below. In light of the material weakness described below, iPass performed additional analysis and other post-closing procedures to ensure our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management concluded that the financial statements included in this report present fairly in all material respects our financial condition, results of operations, and cash flows for the period presented.
During the first quarter of 2016, we identified a material weakness in our controls around analyzing significant, complex, or unusual arrangements, and the related application of relevant GAAP. We determined our review and approval controls around these arrangements lacked proper segregation of duties between the process owner and the control owner. The material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We will initiate remediation efforts immediately, including hiring a seasoned Corporate Controller that will be responsible for all technical accounting analysis and engaging third party experts when and if additional significant, complex, or unusual arrangements arise.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, except as noted above, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our risk factors have not change substantively from those set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2015, which are set forth below, other than the deletion of the risk factor regarding meeting the listing requirements of the Nasdaq Stock Market, as on March 23, 2016, we received a letter from Nasdaq stating that we had regained compliance with the Nasdaq bid price rule and Nasdaq’s previous notification of non-compliance with the Nasdaq bid price rule has been closed.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 58% of our revenues for the three months ended March 31, 2016, of which approximately 45% were generated in the EMEA region and approximately 13% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2015, 2014 and 2013, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes acquisitions of shares of our common stock during the first quarter of fiscal year 2016 .

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Repurchase Program
				(in thousands)
January 1, 2016, to January 31, 2016	—	$—	--	$3,000
February 1, 2016 to February 29, 2016	41,288	$0.98	41,288	$2,959
March 1, 2016 to March 31, 2016	230,240	$1.01	230,240	$2,729
Total	271,528		271,528

On November 4, 2015, we announced that our Board of Directors authorized a share repurchase program of up to $3.0 million of our common. The repurchase program will run through the end of 2016, unless terminated earlier. See Note 11 of our Notes to Condensed Consolidated Financial Statements for information regarding our repurchase program.

Item 6. Exhibits
See the Index to Exhibits which follows the signature page of this Quarterly Report on Form 10-Q, and which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date: May 9, 2016	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1	Description of 2016 Management Compensation Bonus Plan (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on May 2, 2016, and incorporated by reference herein.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document