Form 10-Q
period 2016-06-30
IPASS INC
filed 2016-08-05
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of July 29, 2016 was 65,613,025.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2016

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements	3
a) Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015 (Unaudited)	3
b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 (Unaudited)	4
c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited)	5
d) Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION:
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27
SIGNATURE	28
INDEX TO EXHIBITS	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,138	$20,294
Accounts receivable, net of allowance for doubtful accounts of $209 and $241, respectively	11,446	9,746
Prepaid expenses	1,585	2,762
Other current assets	255	342
Total current assets	29,424	33,144
Property and equipment, net	2,771	4,009
Other assets	708	690
Total assets	$32,903	$37,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,824	$6,291
Accrued liabilities	4,015	5,356
Deferred revenue, short-term	2,114	2,321
Total current liabilities	12,953	13,968
Deferred revenue, long-term	186	231
Other long-term liabilities	1,088	1,043
Total liabilities	14,227	15,242
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	221,163	219,981
Accumulated deficit	(202,552)	(197,445)
Total stockholders’ equity	18,676	22,601
Total liabilities and stockholders’ equity	$32,903	$37,843
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$16,497	$15,595	$31,228	$32,153
Cost of revenue and operating expenses:
Network access costs	8,466	7,038	15,908	13,713
Network operations	1,780	2,510	3,878	5,460
Research and development	1,762	2,494	3,902	5,492
Sales and marketing	2,895	2,384	5,732	5,566
General and administrative	2,765	3,971	5,755	8,207
Restructuring charges and related adjustments	30	3,242	788	3,263
Total cost of revenue and operating expenses	17,698	21,639	35,963	41,701
Operating loss	(1,201)	(6,044)	(4,735)	(9,548)
Interest income (expense), net	6	(17)	11	(38)
Foreign exchange gain (loss), net	(120)	(118)	(230)	71
Other loss, net	—	(129)	—	(133)
Loss before income taxes	(1,315)	(6,308)	(4,954)	(9,648)
Provision for income taxes	62	67	153	167
Net loss	$(1,377)	$(6,375)	$(5,107)	$(9,815)
Comprehensive loss	$(1,377)	$(6,375)	$(5,107)	$(9,815)

Net loss per share - basic and diluted
Net loss per share	$(0.02)	$(0.10)	$(0.08)	$(0.16)

Weighted average shares outstanding - basic and diluted	63,452,673	62,894,746	63,430,412	62,885,169

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,107)	$(9,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (benefit)	492	(633)
Depreciation and amortization	1,371	1,477
Loss on disposal of property and equipment	—	4
Provision for (Recovery of) doubtful accounts	36	(92)
Changes in operating assets and liabilities:
Accounts receivable	(1,736)	(273)
Prepaid expenses and other current assets	1,264	291
Other assets	(18)	221
Accounts payable	531	(1,154)
Accrued liabilities	(774)	1,133
Deferred revenue	(252)	1,557
Other liabilities	45	(31)
Net cash used in operating activities	(4,148)	(7,315)
Cash flows from investing activities:
Purchases of property and equipment	(131)	(467)
Change in restricted cash	—	1,400
Net cash (used in) provided by investing activities	(131)	933
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,035	66
Principal payments for vendor financed property and equipment	(567)	(552)
Stock repurchase	(345)	—
Net cash provided by (used in) financing activities	123	(486)
Net decrease in cash and cash equivalents	(4,156)	(6,868)
Cash and cash equivalents at beginning of period	20,294	33,814
Cash and cash equivalents at end of period	$16,138	$26,946
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$108	$42
Accrued amounts for acquisition of property and equipment	$11	$99
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The Condensed Consolidated Financial Statements as of and for December 31, 2015, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Recent Accounting Pronouncements
In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at June 30, 2016, and December 31, 2015, respectively:

	As of June 30, 2016				As of December 31, 2015
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$14,048	$—	$—	$14,048	$18,021	$—	$—	$18,021
Total financial assets	$14,048	$—	$—	$14,048	$18,021	$—	$—	$18,021

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2015 through June 30, 2016. As of June 30, 2016 and December 31, 2015, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities (refer to Note 6 and 7 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Equipment	$10,473	$10,431
Furniture and fixtures	378	378
Computer software	9,900	9,894
Construction in progress	55	10
Leasehold improvements	536	526
	21,342	21,239
Less: Accumulated depreciation and amortization	(18,571)	(17,230)
Property and equipment, net	$2,771	$4,009
For the three and six months ended June 30, 2016, depreciation expense was approximately $0.7 million and $1.4 million, respectively.
For the three and six months ended June 30, 2015, depreciation expense was approximately $0.7 million and $1.5 million, respectively.
During the three and six months ended June 30, 2016, the Company retired less than $0.1 million of gross property and equipment, respectively. During the three and six months ended June 30, 2015, the Company retired approximately $1.7 million and $2.2 million of gross property equipment, respectively, all of which were nearly fully depreciated.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Deposits	$489	$470
Long-term deferred tax assets, net	219	220
	$708	$690

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Accrued tax liabilities	$929	$1,065
Accrued restructuring liabilities (1)	11	250
Accrued bonus, commissions and other employee benefits	1,260	1,168
Accrued vendor financed property and equipment (2)	—	572
Amounts due to customers	668	728
Other accrued liabilities	1,147	1,573
	$4,015	$5,356

(1)	See Note 6 "Accrued Restructuring"

(2)	See Note 7 "Vendor Financed Property and Equipment"

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
During the third quarter of 2014, the Company announced a restructuring plan (the "Q3 2014 Plan") to re-align its cost structure as a result of the divestiture of its Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. The Company recorded approximately $0.7 million of restructuring charges in the third quarter of 2014, and as of September 30, 2015 the Company has completed all of the related payments associated with the Q3 2014 Plan.
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges in 2015 and had less than $0.1 million of payments remaining as of June 30, 2016 for employee termination costs.
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") with the stated purpose to achieve Adjusted EBITDA profitability in 2016. The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a significant rightsizing of the India team. Both teams have and will continue to automate infrastructure, quality assurance, and agile processes, which should minimize the impact of this event. This resulted in a charge of approximately $0.8 million in 2016, and had less than $0.1 million of payments remaining as of June 30, 2016 for employee termination costs.
The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$379	$75
Restructuring charges and related adjustments	30	3,242
Payments and adjustments	(398)	(1,484)
Ending balance	$11	$1,833

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$249	$160
Restructuring charges and related adjustments	788	3,263
Payments and adjustments	(1,026)	(1,590)
Ending balance	$11	$1,833

As of June 30, 2016, the balance primarily represents remaining employee termination obligations, the majority of which are expected to be paid in the third quarter of 2016. There is no long-term restructuring liability as of June 30, 2016.

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and is payable over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is payable over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $2.8 million of principal payments, and as of June 30, 2016, approximately $0.3 million were recorded to accounts payable. The Company expects to make principal payments of $0.3 million in the remainder of fiscal year 2016.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of June 30, 2016, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2016	$849
2017	1,486
2018	1,096
2019	1,082
2020	926
$5,439
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through August 2018.
Future minimum purchase commitments as of June 30, 2016, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2016	$5,166
2017	8,170
2018	1,848
$15,184

During the three months ended June 30, 2016, the Company engaged in two new contracts from network service providers totaling an increase of $7.5 million in minimum commitments.

Unclaimed Property Compliance
The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. If the potential loss from any payment claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. To date, the Company is not able to estimate the possible payment, if any, due to the early stages of this matter.
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

Note 9. Net Loss Per Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three months ended June 30, 2016 and 2015, we have excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(1,377)	$(6,375)	$(5,107)	$(9,815)

Denominator:
Weighted average shares outstanding - basic and diluted	63,452,673	62,894,746	63,430,412	62,885,169

Total loss per share - basic and diluted:
Total net loss per share	$(0.02)	$(0.10)	$(0.08)	$(0.16)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	9,211,366	7,108,287	8,772,610	6,400,939
Restricted stock awards, including participating securities	245,832	2,642,500	265,832	1,907,500
Total	9,457,198	9,750,787	9,038,442	8,308,439

Note 10. Segment and Geographical Information
The following table presents comparative percent of Company revenue by country or by geographic region.

Mobility Services	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	44%	40%	43%	39%
EMEA	43%	52%	44%	51%
Asia Pacific	12%	7%	12%	9%
Rest of the World	1%	1%	1%	1%
For the three and six months ended June 30, 2016, the countries that accounted for 10% of more of our total revenues on a geographical basis were the United States and Germany. Revenues in Germany represented 14% for both of the three and six months period ended June 30, 2016 and the US represented 44% and 43%, respectively. One customer, a channel reseller, represented 11% of total revenues for the three and six months ended June 30, 2016.
For the three months ended June 30, 2015, the United States, Germany and the United Kingdom represented 40%, 15% and 10% of total revenue, respectively. For the six months ended June 30, 2015, the United States, Germany and the United Kingdom represented 39%, 15% and 10% of total revenue, respectively. One customer, a channel reseller, represented 10% for the three months ended June 30, 2015.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Stock Repurchase Program

On November 3, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $3.0 million of the Company’s common stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program shall run through December 31, 2016, unless earlier completed or terminated by the Board of Directors. The number of shares to be purchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. No shares had been repurchased under the repurchase program during the fourth quarter of 2015. On February 25, 2016, the Company established a 10b5-1 plan for repurchases under the repurchase program and started acquiring stock under this plan. During the six months ending June 30, 2016, the Company repurchased 339,228 shares for $345,296 under the repurchase program, for an average price of $1.02 per share.

Note 12. Subsequent Events
Management has evaluated events subsequent to June 30, 2016 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements, and noted no additional significant subsequent event that needs to be disclosed.

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
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics and Non-GAAP Financial Measures	Discussion of key operating metrics and non-GAAP financial measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and six months ended June 30, 2016, and June 30, 2015

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
The various sections of this MD&A contain forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “will,” “anticipate,” “intend,” “believe,” “estimate,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, for factors that may cause actual results to be different from those expressed in these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

Overview
iPass (NASDAQ: IPAS) is the leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service (SaaS) platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with over 57 million hotspots in more than 120 countries, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass app to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

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

Our Technology Infrastructure: We have a global authentication fabric of integrated servers and software that is interconnected with over 160 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the hotspots we aggregate look and feel like iPass hotspots.

Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of over 57 million hotspots in over 120 countries and territories, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations.

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

INVISIBLE - Wi-Fi as easy as cellular
Our platform is an artificial intelligence network sniffer, finding, categorizing, rating, and optimizing networks and connections. It provides last mile VPN tunnel security and is designed to maximize connection success rates. For customers looking to leverage our intellectual property and platform functionality into their customized products, we launched a software development kit (SDK) in the first quarter of 2016.
For a detailed discussion regarding our mobility business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Significant Trends and Events
The following describes recent significant trends and events of our business.
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. We introduced iPass SmartConnectTM SDK providing the tools to build adaptive network selection applications for smartphones, tablets, and laptops. Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications built using the iPass SDK have instant and secure access to the iPass network. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications. Since introducing the SDK, sixteen partners have obtained access and are in development.
Network Enhancements
We continue leveraging the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. We gather data on every hotspot within range of our users’ Wi-Fi radio signal, analyze the hotspots for a variety of quality characteristics, and crunch the numbers through our big data engine. As a result, we can overlay heat maps of coverage areas, identify good and bad hotspots, and determine where and how we should add additional hotspots to satisfy our users’ behavior patterns and demands.
Growth in Install Base
We have expanded our global network to 57 million hotspots and continued product improvements, which have increased user connectivity success rates, have fueled usage growth in our enterprise accounts and consumers using iPass services through our strategic partnerships. The result is growth in our install customer base as evidenced by the growth in Wi-Fi network users. The increase in Wi-Fi Network users translated to 30% increase in consumption of our network in hours over the prior quarter and 38% over the same quarter in 2015.
Cost Containment Initiative
On February 17, 2016, we announced a reduction in force that impacted 57 employees and reduced headcount globally by 30% primarily as a cost-cutting measure, which eliminated positions in engineering and network operations groups, including a significant rightsizing of the India team. Financial results for the three months ended June 30, 2016, include the full impact of this cost containment initiative with operating expense declining $1.6 million, or 15% reduction, sequentially. The three months ended March 31, 2016 included $0.7 million of restructuring costs.

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
Total iPass Active Platform Users
Total iPass Active Platform Users is the number of users who were billed platform fees and who have used or deployed the platform. Similar to Total iPass Wi-Fi Network Users, as our UNLIMITED pricing ramps and a significant number of our new or renewal customers are billed under UNLIMITED, this metric will likely transform to a unified SaaS-like benchmark: number of total subscribers. This metric excludes UNLIMTED subscribers unless they have actively accessed network during the period.

The following table summarizes the number of active users of iPass services (in thousands). Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Wi-Fi Network Users:
Enterprise (formerly OME)	83	77	79	78	84
Strategic Partnerships (formerly OMX)	42	24	21	23	11
Total iPass Wi-Fi Network Users	125	101	100	101	95

Total iPass Active Platform Users	794	807	830	839	849
The average monthly Wi-Fi network users grew 24,000 or 24% over the prior quarter and 30,000 or 32% over the same quarter in 2015 due to product enhancements, ramping customers, and install base growth.
Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was as follows:

	For the Quarter Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Gross Margin	37.9%	35.2%	36.9%	37.6%	38.8%
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

	For the Quarter Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Total Deferred Revenue	$2,300	$2,348	$2,552	$2,517	$2,109
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

	For the Quarter Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Annual Contract Value	$2,287	$2,116	$724	$1,558	$1,257

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is used by our management as a measure of operating efficiency, financial performance and as a benchmark against our peers and competitors. In addition, we also use this metric as a factor in our incentive compensation payouts. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to understand our performance excluding the impact of items which may obscure trends in our core operating performance. Furthermore, the use of Adjusted EBITDA facilitates comparisons with other companies in our industry which may use similar financial measures to supplement their GAAP (accounting principles generally accepted in the United States) results. We define Adjusted EBITDA as net loss adjusted for interest, income taxes, depreciation and amortization, stock-based compensation, restructuring charges, CEO exit costs, proxy contest costs and non-recurring legal costs. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or are non-cash expenses involving stock option grants and restricted stock issuances. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for operating income (loss), net income (loss) or any other measure determined in accordance with GAAP.
The following table reconciles GAAP net loss to Adjusted EBITDA loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP Net loss	$(1,377)	$(6,375)	$(5,107)	$(9,815)
Interest (income) expense	(6)	17	(11)	38
Income tax expense	62	67	153	167
Depreciation of property and equipment	665	731	1,371	1,477
Stock-based compensation expense (benefit)	304	(271)	492	(633)
Restructuring charges and related adjustments	30	3,242	788	3,263
CEO exit costs	—	—	—	621
Proxy contest costs	—	446	—	446
Nonrecurring legal costs	—	129	—	129
Adjusted EBITDA loss	$(322)	$(2,014)	$(2,314)	$(4,307)

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Strategic Partnership (formerly Open Mobile Exchange or OMX) revenues consist of Wi-Fi, platform, and other fees charged to our strategic partnership customers. In contrast to Enterprise revenue, pricing on these deals is negotiated specific to the customer needs and can include per device charges, platform only charges (including SDK developer fees), cost-plus or pay-as-you-go arrangements on Wi-Fi usage, and various other pricing mechanisms.
Legacy iPC revenues consist of Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Mobile Connectivity Services	$16,497	$15,595	$31,228	$32,153
Enterprise	12,897	13,273	25,118	27,463
Strategic Partnerships	3,035	1,240	4,944	2,363
Legacy iPC	565	1,082	1,166	2,327

For the three months ended June 30, 2016, overall Mobility Services revenue increased $0.9 million or 6% as compared to the same period in 2015. This was due to a combination of lower Enterprise revenue of $0.4 million and lower Legacy iPC revenue of $0.5 million, offset by higher Strategic Partnership revenue of $1.8 million driven by ramping customers usage and new logo additions.
For the six months ended June 30, 2016, overall Mobility Services revenue decreased $0.9 million or 3% as compared to the same period in 2015. This was due to a combination of lower Enterprise revenue of $2.3 million and lower Legacy iPC revenue of $1.2 million, partially offset by higher Strategic Partnership revenue of $2.6 million. Enterprise revenue was lower principally due to churn or writedown of customers, including renegotiated contracts with large carriers that resulted in lower monthly Platform fee commitments. Legacy iPC revenue was lower as a result of the expected reduction in usage for our Legacy and Dial-up services. Strategic Partnership revenue was higher and has expanded quarter over quarter as we build out our business model surrounding this product offering, open new channels for product distribution and see customers begin to ramp.
Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross Margin (%)	37.9%	38.8%	36.6%	40.4%
For the three months and six months ended June 30, 2016, gross margin decreased by 0.9 and 3.7 percentage points, respectively, as compared to the same period in 2015 which is primarily due to the decline in high margin Platform revenue and the growth of Inflight revenue in our product mix, which has a lower margin. This was offset in part by lower network operations costs due primarily to the reduction in headcount.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consists of charges for network access which we pay to our network service providers and other direct cost of sales. We purchase NAC in a combination of pay-as-you-go and fixed price for capacity arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Network access costs	8,466	7,038	15,908	$13,713
As a percentage of total revenue	51.3%	45.1%	50.9%	42.6%
For the three months and six months ended June 30, 2016, network access costs increased $1.4 million or 20% and $2.2 million or 16%, respectively, as compared to the same period in 2015. This was mainly due to the increase in Wi-Fi Network Users consuming Wi-Fi services.
For the three months and six months ended June 30, 2016, network access costs as a percentage of total revenue increased 6.2 and 8.3 percentage points, respectively, as compared to the same period in 2015. This was primarily due to the decrease in platform revenue as there are no network access costs associated with our platform revenues and the increased mix of lower margin Inflight revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Network operations costs	1,780	2,510	3,878	$5,460
As a percentage of total revenue	10.8%	16.1%	12.4%	17.0%
For the three months and six months ended June 30, 2016, network operations expense decreased $0.7 million or 29% and $1.6 million or 29%, respectively, as compared to the same period in 2015, primarily due to decreases in headcount-related expenses as a result of our Q2 2015 and Q1 2016 restructuring plans.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Research and development expense	1,762	2,494	3,902	$5,492
As a percentage of total revenue	10.7%	16.0%	12.5%	17.1%
For the three months and six months ended June 30, 2016, research and development expense decreased by $0.7 million or 29% and $1.6 million or 29%, respectively, as compared to the same period in 2015, mainly due to decreases in headcount related expenses as a result of our Q2 2015 and Q1 2016 restructuring plans.

Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Sales and marketing expense	2,895	2,384	5,732	$5,566
As a percentage of total revenue	17.5%	15.3%	18.4%	17.3%
For the three months and six months ended June 30, 2016, sales and marketing expense increased by $0.5 million or 21% and $0.2 million or 3%, respectively, as compared to the same period in 2015, primarily due to the increase in stock based compensation expense due to termination of employees and cancellation of their stock options in 2015.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	2,765	3,971	5,755	$8,207
As a percentage of total revenue	16.8%	25.5%	18.4%	25.5%
For the three months ended June 30, 2016, general and administrative expense decreased $1.2 million or 30% as compared to the same period in 2015, mainly due to the decrease related to proxy contest costs of $0.4 million incurred in 2015, the decrease in rent expense of $0.3 million after lease renewal, the decrease in professional services and recruiting expenses of $0.3 million and the decrease in headcount related costs of $0.2 million as a result of our Q2 2015 and Q1 2016 restructuring plans.
For the six months ended June 30, 2016, general administrative expense decreased $2.5 million or 30% as compared to the same period in 2015, due to decrease in headcount related cost of $1.5 million as a result of our Q2 2015 and Q1 2016 restructuring plans, a decrease related to proxy contest costs by $0.4 million incurred in 2015, and a decrease in CEO exit costs by $0.6 million.
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
For the three and six months ended June 30, 2016 and 2015, we did not enter into any hedging contracts.
Foreign exchange loss for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively due to weakening of the U.S. dollar against Euro. Foreign exchange loss for the three months ended June 30, 2015 was $0.1 million and foreign exchange gain for the six months ended June, 2015 was $0.1 million primarily due to weakening and strengthening, respectively, of the U.S. dollar against British Pound and Euro.

Provision for Income Taxes
Income tax expense for each of the three months and six months ended June 30, 2016 was approximately $0.1 million and $0.1 million, and is primarily related to foreign taxes on expected profits in the foreign jurisdictions. Income tax expense for the three months and six months ended June 30, 2015 was approximately $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $16.1 million at June 30, 2016, compared to $20.3 million at December 31, 2015.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash Flows
Net cash used in operating activities	$(4,148)	$(7,315)
Net cash (used in) provided by investing activities	(131)	933
Net cash provided by (used in) financing activities	123	(486)
Net decrease in cash and cash equivalents	$(4,156)	$(6,868)
Operating Activities
Net cash used in operating activities decreased by approximately $3.2 million for the six months ended June 30, 2016 over the same period in 2015. Cash used as a result of net loss, after adjustment for non-cash items, decreased by approximately $5.9 million driven by the decrease in net loss and the stock based compensation expense adjustment related to the termination of employees during the first quarter of 2015 whose grants were canceled. Changes in working capital were unfavorable $2.7 million as a result of timing of payables, receivables and flattering of the 2015 deferred revenue build.
Investing Activities
Net cash provided by investing activities decreased by approximately $1.1 million for the six months ending June 30, 2016 over the same period in 2015. This decrease is primarily a result of the release of restricted cash during the second quarter of 2015 offset in part by lower purchases of property and equipment during 2016.
Financing Activities
Net cash provided by financing activities increased by approximately $0.6 million for six months ending June 30, 2016 over the same period in 2015. The increase is related to the $0.9 million of incremental cash collected on option exercises during the first and second quarter of 2016, offset by $0.3 million paid for the repurchased shares.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of each of June 30, 2016, and December 31, 2015, was $0.4 million. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash

Our principal use of cash during the six months ended June 30, 2016 was for network access costs, payroll related expenses, payments for vendor financing equipment purchase, reduction in force severance payments and the stock repurchase program.

Contractual Obligations
The following are our contractual obligations as of June 30, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$5,439	$1,665	$3,399	$375
Other Purchase Commitments	15,184	5,166	10,018	—
Total Contractual Obligations (1)	$20,623	$6,831	$13,417	$375

(1) See Note 8 "Commitments and Contingencies"

Our contractual commitments at December 31, 2015, were $14.0 million. For information on our contractual commitments at December 31, 2015, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2016, and December 31, 2015, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and six months ended June 30, 2016, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of June 30, 2016, we had cash and cash equivalents of $16.1 million and no short-term investments or restricted cash. As of December 31, 2015, we had cash and cash equivalents of $20.3 million and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
As disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2016, we identified a material weakness in our controls around analyzing significant, complex, or unusual arrangements, and the related application of relevant GAAP. We determined our review and approval controls around these arrangements lacked proper segregation of duties between the process owner and the control owner. The material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have initiated remediation efforts, and over the past quarter, we have started to implement several measures including hiring a seasoned Corporate Controller that is responsible for all technical accounting analysis, implementing additional reviews of complex and unusual arrangements and engaging third party experts when and if additional significant, complex, or unusual arrangements arise. Our remediation efforts will continue throughout our fiscal year 2016. We expect that the material weakness will be remediated during fiscal year 2016 once the controls in place have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, except as noted above, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our risk factors have not changed substantively from those set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2015, which are set forth below, other than the deletion of the risk factor regarding meeting the listing requirements of the Nasdaq Stock Market, as on March 23, 2016, we received a letter from Nasdaq stating that we had regained compliance with the Nasdaq bid price rule and Nasdaq’s previous notification of non-compliance with the Nasdaq bid price rule has been closed.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 57% of our revenues for the six months ended June 30, 2016, of which approximately 44% were generated in the EMEA region and approximately 13% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the six months ended June 30, 2016, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

The June 23, 2016 referendum by British voters to exit the European Union (“ Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. In the longer term, any impact from Brexit on our business, financial results and operations, will depend, in part, on the future terms of the U.K.’s relationship with the E.U., and could create uncertainty surrounding our business, including our relationships with our existing and future customers, suppliers and employees.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes acquisitions of shares of our common stock during the second quarter of fiscal year 2016 .

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Repurchase Program
				(in thousands)
April 1, 2016, to April 30, 2016	1,600	$1.10	1,600	$2,727
May 1, 2016 to May 31, 2016	66,100	$1.10	66,100	$2,655
June 1, 2016 to June 30, 2016	—	$—	—	$2,655
Total	67,700		67,700

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

iPass Inc.

Date: August 5, 2016	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1	Description of 2016 Management Compensation Bonus Plan (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on May 2, 2016, and incorporated by reference herein.)

10.2	iPass Inc. 2003 Equity Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document