Form 10-Q
period 2016-09-30
IPASS INC
filed 2016-11-07
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of October 31, 2016 was 66,258,781.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,174	$20,294
Accounts receivable, net of allowance for doubtful accounts of $164 and $241, respectively	10,748	9,746
Prepaid expenses	1,419	2,762
Other current assets	324	342
Total current assets	29,665	33,144
Property and equipment, net	2,311	4,009
Other assets	708	690
Total assets	$32,684	$37,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,901	$6,291
Accrued liabilities	3,858	5,356
Deferred revenue, short-term	2,436	2,321
Total current liabilities	12,195	13,968
Deferred revenue, long-term	127	231
Other long-term liabilities	1,105	1,043
Total liabilities	13,427	15,242
Stockholders’ equity:
Common stock	68	65
Additional paid-in capital	223,082	219,981
Accumulated deficit	(203,893)	(197,445)
Total stockholders’ equity	19,257	22,601
Total liabilities and stockholders’ equity	$32,684	$37,843
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$15,877	$14,985	$47,105	$47,138
Cost of revenue and operating expenses:
Network access costs	8,452	7,186	24,360	20,899
Network operations	1,838	2,169	5,716	7,629
Research and development	1,628	2,456	5,530	7,948
Sales and marketing	2,651	2,506	8,383	8,072
General and administrative	2,555	3,067	8,310	11,274
Restructuring charges and related adjustments	—	916	788	4,179
Total cost of revenue and operating expenses	17,124	18,300	53,087	60,001
Operating loss	(1,247)	(3,315)	(5,982)	(12,863)
Interest income (expense), net	12	(12)	23	(50)
Foreign exchange loss, net	(45)	(72)	(275)	(1)
Other loss, net	—	—	—	(135)
Loss before income taxes	(1,280)	(3,399)	(6,234)	(13,049)
Provision for income taxes	61	29	214	196
Net loss	$(1,341)	$(3,428)	$(6,448)	$(13,245)
Comprehensive loss	$(1,341)	$(3,428)	$(6,448)	$(13,245)

Net loss per share - basic and diluted
Net loss per share	$(0.02)	$(0.05)	$(0.10)	$(0.21)

Weighted average shares outstanding - basic and diluted	64,546,665	62,979,830	63,893,371	62,862,144

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,448)	$(13,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (benefit)	776	(522)
Depreciation and amortization	1,989	2,214
Deferred income taxes	—	7
Loss on disposal of property and equipment	—	4
Provision for doubtful accounts	(13)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(989)	(86)
Prepaid expenses and other current assets	1,361	235
Other assets	(18)	235
Accounts payable	(382)	(251)
Accrued liabilities	(644)	(437)
Deferred revenue	11	1,965
Other liabilities	62	139
Net cash used in operating activities	(4,295)	(9,774)
Cash flows from investing activities:
Purchases of property and equipment	(299)	(642)
Change in restricted cash	—	1,550
Net cash (used in) provided by investing activities	(299)	908
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,673	127
Principal payments for vendor financed property and equipment	(854)	(832)
Stock repurchase	(345)	—
Net cash provided by (used in) financing activities	1,474	(705)
Net decrease in cash and cash equivalents	(3,120)	(9,571)
Cash and cash equivalents at beginning of period	20,294	33,814
Cash and cash equivalents at end of period	$17,174	$24,243
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$194	$51
Accrued amounts for acquisition of property and equipment	$1	$56
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The Condensed Consolidated Financial Statements as of and for December 31, 2015, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishment, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The update is to be adopted retrospectively and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect a material impact of adopting this guidance on its financial statements.
In October 2016, the FASB issued ASU 2016-16, "Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory)". This update requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The update will be effective for the Company’s first quarter of fiscal year 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. The Company is currently evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at September 30, 2016, and December 31, 2015, respectively:

	As of September 30, 2016				As of December 31, 2015
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$14,060	$—	$—	$14,060	$18,021	$—	$—	$18,021
Total financial assets	$14,060	$—	$—	$14,060	$18,021	$—	$—	$18,021

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2015 through September 30, 2016. As of September 30, 2016 and December 31, 2015, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities (refer to Note 6 and 7 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Equipment	$10,481	$10,431
Furniture and fixtures	378	378
Computer software	9,932	9,894
Construction in progress	167	10
Leasehold improvements	536	526
	21,494	21,239
Less: Accumulated depreciation and amortization	(19,183)	(17,230)
Property and equipment, net	$2,311	$4,009
For the three and nine months ended September 30, 2016, depreciation expense was approximately $0.6 million and $2.0 million, respectively.
For the three and nine months ended September 30, 2015, depreciation expense was approximately $0.7 million and $2.2 million, respectively.
During the three months ended September 30, 2016, the Company did not retire any property and equipment. During the nine months ended September 30, 2016, the Company retired less than $0.1 million of gross property and equipment. During the three and nine months ended September 30, 2015, the Company retired less than $0.1 million and $2.0 million of gross property equipment, respectively, all of which were nearly fully depreciated.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Deposits	$489	$470
Long-term deferred tax assets, net	219	220
	$708	$690

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Accrued tax liabilities	$928	$1,065
Accrued restructuring liabilities (1)	1	250
Accrued bonus, commissions and other employee benefits	935	1,168
Accrued vendor financed property and equipment (2)	—	572
Amounts due to customers	939	728
Other accrued liabilities	1,055	1,573
	$3,858	$5,356

(1)	See Note 6 "Accrued Restructuring"

(2)	See Note 7 "Vendor Financed Property and Equipment"

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
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges in 2015 and had less than $0.1 million of payments remaining as of September 30, 2016 for employee termination costs.
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") with the stated purpose to achieve positive Adjusted EBITDA profitability in 2016. The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in the India team. This resulted in a charge of approximately $0.8 million in 2016, and as of September 30, 2016 the Company has completed all of the related payments associated with Q1 2016 Plan.

The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Beginning balance	$11	$1,833
Restructuring charges and related adjustments	—	916
Payments and adjustments	(10)	(1,797)
Ending balance	$1	$952

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Beginning balance	$250	$160
Restructuring charges and related adjustments	788	4,179
Payments and adjustments	(1,037)	(3,387)
Ending balance	$1	$952

As of September 30, 2016, the balance primarily represents remaining employee termination obligations, all of which are expected to be paid in the fourth quarter of 2016. There is no long-term restructuring liability as of September 30, 2016.

Note 7. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software (under a term unlimited license agreement) and infrastructure hardware. This purchase was financed through a vendor and is payable over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is payable over two years. The total purchases financed by the vendor were approximately $3.1 million. Since October 2013, the Company made approximately $3.1 million of principal payments, and as of September 30, 2016, the Company has completed all remaining principal payments.
Subsequent to September 30, 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year.

Note 8. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of September 30, 2016, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2016	$416
2017	1,474
2018	1,096
2019	1,082
2020	926
$4,994
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through December 2018.

Future minimum purchase commitments as of September 30, 2016, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2016	$4,423
2017	14,863
2018	4,162
2019	—
$23,448

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

Note 9. Net Loss Per Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three and nine months ended September 30, 2016 and 2015, the Company has excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(1,341)	$(3,428)	$(6,448)	$(13,245)

Denominator:
Weighted average shares outstanding - basic and diluted	64,546,665	62,979,830	63,893,371	62,862,144

Total loss per share - basic and diluted:
Total net loss per share	$(0.02)	$(0.05)	$(0.10)	$(0.21)

The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	4,736,258	6,778,265	6,447,978	5,498,476
Restricted stock awards, including participating securities	219,164	1,657,500	265,832	1,907,500
Total	4,955,422	8,435,765	6,713,810	7,405,976

Note 10. Segment and Geographical Information
The following table presents comparative percent of Company revenue by country or by geographic region.

Mobility Services	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	43%	43%	43%	40%
EMEA	44%	48%	44%	50%
Asia Pacific	11%	8%	12%	9%
Rest of the World	2%	1%	1%	1%
For the three months ended September 30, 2016, the United States and Germany represented 43% and 13% of total revenue, respectively. For the nine months ended September 30, 2016, the United States and Germany represented 43% and 14% of total revenue, respectively. One customer, a channel reseller, represented 10% of total revenues for the nine months ended September 30, 2016.
For the three months ended September 30, 2015, the United States and Germany represented 43% and 15% of total revenue, respectively. For the nine months ended September 30, 2015, the United States, Germany and the United Kingdom represented 40%, 15% and 10% of total revenue, respectively. One customer, a channel reseller, represented 10% and 11% of total revenues for the three and nine months ended September 30, 2015.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Stock Repurchase Program

On November 3, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $3.0 million of the Company’s common stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program shall run through December 31, 2016, unless earlier completed or terminated by the Board of Directors. The number of shares to be purchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. No shares had been repurchased under the repurchase program during the fourth quarter of 2015. On February 25, 2016, the Company established a 10b5-1 plan for repurchases under the repurchase program and started acquiring stock under this plan. During the nine months ending September 30, 2016, the Company repurchased 339,228 shares for $345,296 under the repurchase program, for an average price of $1.02 per share.

Note 12. Subsequent Events
Management has evaluated events subsequent to September 30, 2016 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements, and noted no additional significant subsequent event that needs to be disclosed.

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
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics and Non-GAAP Financial Measures	Discussion of key operating metrics and non-GAAP financial measures that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and nine months ended September 30, 2016, and September 30, 2015

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. We introduced iPass SmartConnectTM SDK providing the tools to build adaptive network selection applications for smartphones, tablets, and laptops. Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications built using the iPass SDK have instant and secure access to the iPass network. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications. Since introducing the SDK, twenty four partners have obtained access and are in development.
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
Growth in Install Base
We have expanded our global network and continued product improvements, which have increased user connectivity success rates, have fueled usage growth in our enterprise accounts and consumers using iPass services through our strategic partnerships. The result is growth in our install customer base as evidenced by the growth in Wi-Fi network users. The increase in Wi-Fi Network users translated to 11% increase in consumption of our network in hours over the prior quarter and 57% over the same quarter in 2015.
Network Acquisition Strategy
As our Enterprise Unlimited and Strategic Partner revenue streams ramp, we have adjusted our network Wi-Fi purchasing strategy to acquire capacity in our network and drive the price of Wi-Fi lower. By committing spend to our providers, we can guarantee a proportional fixed cost of supply, reduce our per unit cost of Wi-Fi, and hedge against the expected growth in customer usage as we continue to sell unlimited usage plans. The benefits of this strategy are exemplified in the 57% increase in customer usage in the third quarter of 2016 compared to the same quarter in the prior year (measured in hours consumed), which translated into only a 17% increase in Network Access Costs. As a result of these arrangements, our future minimum purchase commitments to our network suppliers have increased by $16.7 million year to date in 2016.
Reduction in Share Reserve Under Equity Incentive Plan
On July 5, 2016, our Board of Directors amended our 2003 Equity Incentive Plan (the "Plan") to reduce the number of shares available under the Plan by 15 million shares. The Board took this action as it believed that the number of shares then available far exceeded our needs for the foreseeable future and that it was in the best interest of our stockholders that we reduce our share overhang by this amount. At this time, the Board of Directors also unanimously agreed to rescind the Plan's evergreen provision, which allows for automatic increases of the Plan's share reserve. As of September 30, 2016, there are 13,901,740 shares available under the Plan. The 2003 Equity Incentive Plan, as so amended, is attached as an exhibit on our Form 10-Q filed on August 5, 2016 and is incorporated by reference as an exhibit to this report.

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
Total iPass Active Platform Users
Total iPass Active Platform Users is the number of users who were billed platform fees and who have deployed the platform, regardless of whether they have actually used the Wi-Fi network services. Similar to Total iPass Wi-Fi Network Users, as our UNLIMITED pricing ramps and a significant number of our new or renewal customers are billed under UNLIMITED, this metric will likely transform to a unified SaaS-like benchmark: number of total subscribers. This metric excludes UNLIMITED subscribers unless they have actively accessed network during the period.

The following table summarizes the number of active users of iPass services. Each metric below is calculated as the average number of active users per month, during a given quarter, for which a fee was billed by iPass for either Wi-Fi or Platform services:

	For the Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(In thousands)
Wi-Fi Network Users:
Enterprise (formerly OME)	77	83	77	79	78
Strategic Partnerships (formerly OMX)	56	42	24	21	23
Total iPass Wi-Fi Network Users	133	125	101	100	101

Total iPass Active Platform Users	738	794	807	830	839
The average monthly Wi-Fi network users grew 8,000 or 6% over the prior quarter and 32,000 or 32% over the same quarter in 2015 due to product enhancements, ramping customers, and install base growth.
Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was as follows:

	For the Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Gross Margin	35.2%	37.9%	35.2%	36.9%	37.6%
Deferred revenue (Short-term plus Long-term)
Deferred Revenue represents the sales invoiced in advance of recognition under our revenue recognition policy. The fluctuation of deferred revenue is primarily driven by upfront payments received from our customers for annual subscriptions and fluctuations in number of devices shipped by an OEM strategic partner. Under the OEM agreement, we bill upfront on devices shipped and recognize revenue over the future obligation period to deliver related Wi-Fi services. The following table represents balances (in thousands) as of the period end date:

	For the Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total Deferred Revenue	$2,563	$2,300	$2,348	$2,552	$2,517
Annual Contract Value ("ACV")
Annual Contract Value represents the annualized sales value committed under contract for newly acquired customers or significant upsell, in total across our Enterprise and Strategic Partnership go-to-market strategies, in the period. While ACV does not represent current revenue, it is a lead indicator of future revenue, especially as we migrate to a more SaaS-like recurring monthly subscription model under UNLIMITED pricing. Because ACV is not an alternative measure for GAAP revenue, but only an operational metric to provide insight on the health and progress of our sales pipeline and revised go-to-market strategy, the signing of committed contract value should not be assumed to have met our entire revenue recognition criteria. For example, while persuasive evidence of an arrangement always exist before reporting ACV, service may not yet have been provided to the customer or collections may not yet be determined to be reasonably assured. We make reasonable efforts to substantiate the viability of all reported ACV, but future events could change that conclusion. As an example, when a previously reported ACV customer fails to perform under the committed contract, such remaining calculated ACV will be reversed in the current period reported ACV. The following table represents ACV (in thousands):

	For the Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Annual Contract Value	$3,667	$2,287	$2,116	$724	$1,558
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
The following table reconciles GAAP net loss to Adjusted EBITDA loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP Net loss	$(1,341)	$(3,428)	$(6,448)	$(13,245)
Interest (income) expense	(12)	12	(23)	50
Income tax expense	61	29	214	196
Depreciation of property and equipment	618	737	1,989	2,214
Stock-based compensation expense (benefit)	284	111	776	(522)
Restructuring charges and related adjustments	—	916	788	4,179
CEO exit costs	—	—	—	621
Proxy contest costs	—	—	—	446
Nonrecurring legal costs	—	—	—	129
Adjusted EBITDA loss	$(390)	$(1,623)	$(2,704)	$(5,932)

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Mobile Connectivity Services	$15,877	$14,985	$47,105	$47,138
Enterprise	11,885	12,466	37,003	39,928
Strategic Partnerships	3,457	1,732	8,401	4,095
Legacy iPC	535	787	1,701	3,115

For the three months ended September 30, 2016, overall Mobility Services revenue increased $0.9 million or 6% as compared to the same period in 2015. This was due to higher Strategic Partnership revenue of $1.8 million driven by ramping customers usage and new logo additions, offset in part by a combination of lower Enterprise revenue of $0.6 million and lower Legacy iPC revenue of $0.3 million
For the nine months ended September 30, 2016, overall Mobility Services revenue remained flat as compared to the same period in 2015. This was due to a combination of lower Enterprise revenue of $2.9 million and lower Legacy iPC revenue of $1.4 million, offset by higher Strategic Partnership revenue of $4.3 million. Enterprise revenue was lower principally due to churn or writedown of customers, including renegotiated contracts with large carriers that resulted in lower monthly Platform fee commitments. Legacy iPC revenue was lower as a result of the expected reduction in usage for our Legacy and Dial-up services. Strategic Partnership revenue was higher and has expanded quarter over quarter as we build out our business model surrounding this product offering, open new channels for product distribution and see customers begin to ramp.
Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross Margin (%)	35.2%	37.6%	36.2%	39.5%
For the three months and nine months ended September 30, 2016, gross margin decreased by 2.4 and 3.3 percentage points, respectively, as compared to the same period in 2015 which is primarily due to the decline in high margin Platform revenue and the growth of Strategic partnership revenue, which has a lower margin . This was offset in part by lower network operations costs due primarily to the reduction in headcount.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consists of charges for network access which we pay to our network service providers and other direct cost of sales. We purchase NAC in a combination of pay-as-you-go and fixed-price-for-capacity arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Network access costs	8,452	7,186	24,360	$20,899
As a percentage of total revenue	53.2%	48.0%	51.7%	44.3%
For the three months and nine months ended September 30, 2016, network access costs increased $1.3 million or 18% and $3.5 million or 17%, respectively, as compared to the same period in 2015. This was mainly due to the increase in Wi-Fi Network Users consuming Wi-Fi hours and the significant trend discussed earlier to commit spend to acquire additional network capacity.
For the three months and nine months ended September 30, 2016, network access costs as a percentage of total revenue increased 5.2 and 7.3 percentage points, respectively, as compared to the same period in 2015. This was primarily due to the decrease in platform revenue as there are no network access costs associated with our platform revenues and the increased mix of lower margin inflight revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Network operations costs	1,838	2,169	5,716	$7,629
As a percentage of total revenue	11.6%	14.5%	12.1%	16.2%
For the three months and nine months ended September 30, 2016, network operations expense decreased $0.3 million or 15% and $1.9 million or 25%, respectively, as compared to the same period in 2015, primarily due to decreases in headcount-related expenses as a result of our Q2 2015 and Q1 2016 restructuring plans.

Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Research and development expense	1,628	2,456	5,530	$7,948
As a percentage of total revenue	10.3%	16.4%	11.7%	16.9%
For the three months and nine months ended September 30, 2016, research and development expense decreased by $0.8 million or 34% and $2.4 million or 30%, respectively, as compared to the same period in 2015, mainly due to decreases in headcount related expenses as a result of our Q2 2015 and Q1 2016 restructuring plans.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Sales and marketing expense	2,651	2,506	8,383	$8,072
As a percentage of total revenue	16.7%	16.7%	17.8%	17.1%
For the three months ended September 30, 2016, sales and marketing expense increased by $0.1 million or 6%, compared to the same period in 2015, primarily due to an increase in headcount related costs.
For the nine months ended September 30, 2016, sales and marketing expense increased by $0.3 million or 4%, as compared to the same period in 2015, primarily due to the increase in commission cost of $0.1 million, and an increase in our marketing programs spending of $0.2 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	2,555	3,067	8,310	$11,274
As a percentage of total revenue	16.1%	20.5%	17.6%	23.9%
For the three months ended September 30, 2016, general and administrative expense decreased $0.5 million or 17% as compared to the same period in 2015, mainly due to the decrease in professional services and recruiting expenses.
For the nine months ended September 30, 2016, general administrative expense decreased $3.0 million or 26% as compared to the same period in 2015, due to a decrease in headcount related cost of $0.6 million as a result of our Q2 2015 and Q1 2016 restructuring plans, a decrease in professional services costs of $1.1 million, a decrease in recruiting costs of $0.3 million, a decrease related to proxy contest costs by $0.4 million incurred in 2015, and a decrease in CEO exit costs by $0.6 million.

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
For the three and nine months ended September 30, 2016 and 2015, we did not enter into any hedging contracts.
Foreign exchange loss for the three and nine months ended September 30, 2016 was less than $0.1 million and $0.3 million, respectively primarily due to the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar. Foreign exchange loss for the three months ended September 30, 2015 was $72,000 and foreign exchange gain for the nine months ended September 30, 2015 was effectively break even.

Provision for Income Taxes
Income tax expense for each of the three months and nine months ended September 30, 2016 was approximately $0.1 million and $0.2 million, and is primarily related to foreign taxes on expected profits in the foreign jurisdictions. Income tax expense for the three months and nine months ended September 30, 2015 was approximately $29,000 and $0.2 million, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $17.2 million at September 30, 2016, compared to $20.3 million at December 31, 2015.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows
Net cash used in operating activities	$(4,295)	$(9,774)
Net cash (used in) provided by investing activities	(299)	908
Net cash provided by (used in) financing activities	1,474	(705)
Net decrease in cash and cash equivalents	$(3,120)	$(9,571)
Operating Activities
Net cash used in operating activities decreased by approximately $5.5 million for the nine months ended September 30, 2016 over the same period in 2015. Cash used as a result of net loss, after adjustment for non-cash items, decreased by approximately $7.9 million driven mostly by the decrease in net loss and the stock based compensation expense adjustment related to the termination of employees during the first and second quarter of 2015 whose grants were canceled. Changes in working capital were unfavorable $2.4 million as a result of timing of payables, receivables and flattening of the 2015 deferred revenue build.
Investing Activities
Net cash provided by investing activities decreased by approximately $1.2 million for the nine months ending September 30, 2016 over the same period in 2015. This decrease is primarily a result of the release of restricted cash during the second quarter of 2015 offset in part by lower purchases of property and equipment during 2016.
Financing Activities
Net cash provided by financing activities increased by approximately $2.2 million for nine months ending September 30, 2016 over the same period in 2015. The increase is related to the $2.5 million of incremental cash collected on option exercises during the first three quarters of 2016, offset by $0.3 million paid for the repurchased shares.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of each of September 30, 2016, and December 31, 2015, was $0.5 million. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the nine months ended September 30, 2016 was for network access costs, payroll related expenses, payments for vendor financing equipment purchase, reduction in force severance payments and the stock repurchase program.

Contractual Obligations
The following are our contractual obligations as of September 30, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$4,994	$1,555	$3,345	$94
Other Purchase Commitments	23,448	15,607	7,841	—
Total Contractual Obligations (1)	$28,442	$17,162	$11,186	$94

(1) See Note 8 "Commitments and Contingencies"

Our contractual commitments at December 31, 2015, were $14.0 million. For information on our contractual commitments at December 31, 2015, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at September 30, 2016, and December 31, 2015, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three and nine months ended September 30, 2016, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to each foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of September 30, 2016, we had cash and cash equivalents of $17.2 million and no short-term investments or restricted cash. As of December 31, 2015, we had cash and cash equivalents of $20.3 million and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of iPass conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules
13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report because of the material weakness in our internal controls described below. In light of the material weakness described below, iPass performed additional analysis and other post-closing procedures to ensure our interim consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management concluded that the financial statements included in this report present fairly in all material respects our financial condition, results of operations, and cash flows for the period presented.
As disclosed in our Quarterly Reports on Form 10-Q for the first and second quarters of 2016, we identified a material weakness in our controls around analyzing significant, complex, or unusual arrangements, and the related application of relevant GAAP. We determined our review and approval controls around these arrangements lacked proper segregation of duties between the process owner and the control owner. The material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have initiated remediation efforts, and over the past quarters, we have started to implement several measures including hiring a seasoned Corporate Controller that is responsible for all technical accounting analysis, implementing additional reviews of complex and unusual arrangements and engaging third party experts when and if additional significant, complex, or unusual arrangements arise. Our remediation efforts will continue throughout our fiscal year 2016. We expect that the material weakness will be remediated during fiscal year 2016 once the controls in place have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, except as noted above, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this report and our other reports filed with the Securities and Exchange Commission, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 57% of our revenues for the nine months ended September 30, 2016, of which approximately 44% were generated in the EMEA region and approximately 13% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the nine months ended September 30, 2016, we did not enter into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

iPass Inc.

Date: November 7, 2016	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1	iPass Inc. 2003 Equity Incentive Plan, as amended. (Filed as Exhibit 10.2 to our Form 10-Q (SEC File No. 000-50327), filed on August 5, 2016, and incorporated by reference herein.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document