Form 10-K
period 2016-12-31
IPASS INC
filed 2017-03-14
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2016, as reported by the NASDAQ Global Select Market on that date: $79,109,437. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 1,570,000 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 30, 2016. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2017, was 65,784,605.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2017, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
Investors and others should note that we announce material financial information to our investors using our website, SEC filings, press releases, public conference calls and webcasts. We also use social media to communicate with our customers and the public about our company, our products and services and other matters relating to our business and market. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels including the iPass Twitter Feed, the iPass LinkedIn Feed, the iPass Google+ Feed, the iPass Facebook Page, the iPass Blog and the iPass Instagram account. These social media channels may be updated from time to time.

PART I

Item 1.	Business

Overview
iPass (NASDAQ: IPAS) is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service ("SaaS") platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 60 million hotspots in more than 120 countries, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass app to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
We believe iPass has a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:
Our Technology Platform: Our application (app) is an intelligent cloud-based service manager that securely connects users and devices to our global Wi-Fi footprint. The app is built on the backbone of years of iPass’ intellectual property and is developed from our own Software Development Kit ("SDK") that allows partners and customers to integrate the same technological advancements into their own applications. Benefits of the technology include:
•iPass SmartConnectTM which is evolving mobile connectivity expectations from “best efforts” to a truly intelligent always-best-connected experience, solving for problems like false positives, network outages, and low connection success rates.
•Last-Mile VPN security to protect user data, even at free Wi-Fi hotspots.
•Veri-FiTM big data aggregation and analysis intelligence to rate hotspots on critical quality of service criteria, optimize network performance attributes, and provide intelligent data to a variety of partner use cases.
•Hotspot discovery and curation to keep our network growing both organically and commercially in the places our users need to use.
Our Back-end Infrastructure: We have a global authentication fabric of integrated servers, cloud-based virtualized assets, and software that is interconnected with over 160 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the over 60 million hotspots we aggregate look and feel like iPass hotspots; there is no need to enter personal data, watch commercials, or spend any nonproductive time logging into these locations, the platform just connects. Between our physical colocation facilities and our growing virtualization of cloud-based infrastructure assets, we have the ability to process millions of data records per day to drive the performance of our aggregated network and the evolving use cases of our big data analyses. The architecture is built on a telecom based transaction and reporting clearing back-end that would be time consuming and expensive to replicate.
Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of over 60 million hotspots in over 120 countries and territories, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations. As a proponent of the sharing economy, our footprint also includes millions of community and free hotspots, providing the overlay benefits of our iPass SmartConnect technology aggregating all available connection opportunities for the users of our service. In 2016, our network allowed users to consume 8.2 million hours of commercial hotspot access, an increase of 39% over 2015.

The combination of the above assets allows us to drive three distinct but interconnected monetization streams in the future; technology integration through our SDK, big data intelligence, and our historical mobile connectivity solutions.

Business Portfolio and Go-to-Market Strategy
We have a single reportable operating segment, Mobile Connectivity Services. Our Mobile Connectivity Services offer a standard cloud-based solution allowing our customers and their users access to our global Wi-Fi network to stay connected to the people and information that matters most. Our other monetization streams, including pure technology integration and big data intelligence are currently not material. We categorize our services in two broad go-to-market approaches:
Enterprise (Business to Business or B2B): This go-to-market strategy focuses on providing mobile connectivity solutions to enterprises, from large to small. With an easy-to-download application, a user on a variety of platforms (Windows, Mac, iOS, Android) can quickly access our hosted service and connect to our over 60 million Wi-Fi hotspots around the globe. While we continue to have existing customers that procure our services under a variety of pay-as-you go or flat rate pricing plans, in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses. Billing to Enterprise customers is generally a monthly recurring revenue model, and depending on the existing price plan, may include network usage, separate platform, and/or subscription streams.
Strategic Partnerships (Business to Business to Consumer or B2B2C): This strategy is executed through business development deals intended to open channel distributions for our product to reach the consumer market. While the channel customer may use a combination of our platform, technology infrastructure, or network, each deal is negotiated independently based on specific customer needs. Strategic Partnerships include global OEMs (Original Equipment Manufacturers), loyalty programs like credit card companies, software product and service providers, and communication companies. With the advent of our SDK and big data generated from iPass SmartConnect, we envision additional monetization streams in the future with our strategic partners.
On June 30, 2014 we entered into an agreement and completed the sale of our Unity Managed Network Services business unit ("Unity business"), which is reported in this filing as discontinued operations. Our Unity Business was non-core to the iPass business and focused on delivering and managing high speed Wi-Fi and WAN managed network solutions to customers in a variety of industries.

Our Corporate Strategy
We intend to leverage our unique set of assets across our go-to-market strategies to drive growth in new customer acquisition, subscribed users, and devices accessing our services. To achieve this strategy, we have developed our product and service delivery across three main value creation initiatives.
UNLIMITED - Wi-Fi without boundaries
People, devices, and technologies demand bandwidth and consumers have tired of throttling usage in order to stay within budgets. iPass' UNLIMITED pricing announced in 2015 addresses this demand. For a flat monthly per user rate, users have UNLIMITED access to our global network. Using our iPass SmartConnect technology and big data intelligence, we maximize the user experience while effectively optimizing our network cost structure. As we sign or migrate more of our customers to UNLIMITED pricing plans ramp, we have also evolved how we buy network access, committing spend to acquire excess network capacity and support an unlimited usage model.
EVERYWHERE - World’s largest Wi-Fi network
With millions of high traffic, must-have hotspots and tens of millions of community and other value add locations, the power of connecting to iPass Wi-Fi is becoming truly ubiquitous. We continue to add strategic partners, bolstering our footprint in planes, trains, hotels, airports, restaurants, and cafes. And with our business development activities and B2B2C channel expansion, our services are proliferating on user devices around the globe. Using our network curation technology in iPass SmartConnect, those millions of devices allow us to continually identify, test, and if secure, add new hotspots organically to our network. Mobile Network Operators ("MNO") and Mobile Virtual Network Operators ("MVNO") are looking for opportunities to incorporate connectivity solutions outside of their traditional cellular coverage areas, and iPass EVERYWHERE is a natural fit to provide differentiated service to those innovative companies.
INVISIBLE - Wi-Fi as easy as cellular
Our platform has evolved into much more than a proficient connection manager. With the 2015 addition of iPass SmartConnect, our platform is an artificial intelligence network sniffer, finding, categorizing, rating, and optimizing networks and connections. It provides last mile VPN tunnel security and will maximize connection success rates. Best of all, when combined with our UNLIMITED pricing and EVERYWHERE network, it will automatically connect, authenticate, and secure users so they can spend time being productive, not searching for connectivity. And while our platform is a Wi-Fi first experience, the technology includes a foundation for managing connections beyond Wi-Fi. For customers looking to leverage our intellectual property and platform functionality into their customized products, we launched an SDK in the first quarter of 2016. INVISIBLE also incorporates the iPass big data initiative, branded as Veri-Fi, to aggregate, analyze, and provide intelligent insight on a variety of potential use case applications.

Geographic Revenue
iPass revenue is derived from the following geographical locations:

	For the Year Ended December 31,
	2016	2015	2014
United States	41%	41%	35%
Europe, Middle East and Africa	49%	48%	48%
Rest of the world	10%	11%	17%
One customer, a channel reseller, accounted for 10% of total revenues from continuing operations for the years ended December 31, 2016, 2015, and 2014.
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
The majority of our long-lived assets were located in the United States at December 31, 2016 and 2015.

Seasonality
We generally experience seasonality in our business due to decreased business travel during the summer, particularly in Europe, and during the year-end holiday season which results in lower usage of our network services. Seasonal trends or other factors, such as bad weather, may cause fluctuations in our business results.

Network Service Providers
We have contractual relationships with over 160 telecommunications carriers, Internet service providers and other network service providers that enable us to offer our network services around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two-year term, after which either party can terminate the contract with notice. The contracts we have entered into with providers can be exclusive or non-exclusive and may contain minimum commitments for the purchase of network access.

Sales and Marketing
Our sales organization is structured into regional account teams, which include sales management, sales engineers and customer success teams. We sell our services directly through our global sales force and indirectly through our reseller and strategic partners. We have sales and marketing offices in the United States, United Kingdom, Germany, France, Singapore and Netherlands. As of December 31, 2016, our sales organization comprised 42 individuals: 21 in North America, 18 in Europe, Middle East and Africa (“EMEA”) and 3 in Asia Pacific. Our sales and marketing expenses from continuing operations were $11.2 million, $10.3 million, and $15.8 million in 2016, 2015, and 2014, respectively.
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

Competition
The market for global mobile connectivity is fragmented with a variety of competitors, both direct and indirect, including telecom operators, cloud-based platform operators, cable companies, and smaller Internet service providers. We partner with many point Wi-Fi providers to drive incremental users to their connectivity resources, helping to further monetize their assets via our roaming customer base. Our unique technology infrastructure and global partnership with over 160 Wi-Fi networks creates a scale and user experience that we believe is hard to replicate by any single competitor, and creates an important differentiating factor for us. However, since we do not own our Wi-Fi network, our competitors who own their Wi-Fi networks can offer lower Wi-Fi pricing than we can offer in specific markets, can bundle Wi-Fi network access with other services, and can use these additional service offerings to drive increased brand awareness.
We believe the principal competitive factors in our industry include the following:

•	Global roaming coverage;

•	Perception of technology benefits;

•	Ease of use and reliability of service;

•	Price, both of Wi-Fi connectivity, and of alternative connectivity options such as 3G/4G;

•	Brand awareness;

•	Perceived benefit of connectivity by customers and strategic partners;

•	Security concerns; and

•	Bundled connectivity services.
See "Item 1A – Risk Factors" for additional details regarding competitive factors that could adversely impact our business, financial condition, or results of operations.

Research and Development
We are committed to continuing to enhance our underlying technology and to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings, including developing an SDK for our partners to easily integrate our technology into their applications.
As of December 31, 2016, our research and development organization consisted of 64 employees, approximately 21 in North America and 43 in India. Our research and development expenses from continuing operations were $7.3 million, $10.0 million, and $11.9 million in 2016, 2015, and 2014, respectively.

Intellectual Property
We believe our technology and platform contains valuable intellectual property. We rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated in our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, related to our mobile connectivity services, consisting of twenty-eight U.S. patents, and twelve international patents. Our patents expire between 2017 and 2032. We currently have three U.S. patent applications pending, and three international patent applications pending (in the same subject areas as the U.S. patent applications). iPass and the iPass logo are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.

Employees
As of December 31, 2016, we had 163 employees of which 72 were located in North America, 63 in Asia Pacific, and 28 in EMEA.

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
Our customers and partners have traditionally agreed to contractual provisions that require them to pay the greater of the fees generated from the use of our services or a minimum committed amount over a pre-determined period of time. Minimum commitments are negotiated by customers to improve their unit pricing, effectively guaranteeing a certain volume to achieve a reduced unit price. Recent global economic conditions in certain cases caused our customers and partners to generate fees from the use of our services that are significantly less than their minimum committed amounts. Consequently, this shortfall has caused some partners and customers upon renewal of their contracts with us, to renew with a lower minimum commitment and in some cases with no minimum commitment. Additionally, in some cases partners and customers are requesting a re-evaluation of their minimum commitments on a prospective basis during the term of their existing contract; to maintain these commercial relationships, we have addressed these requests on a contract by contract basis. The reduction or elimination of minimum purchase commitments could result in lower future revenues.
Significant dependency on key network providers could negatively affect our revenues.
There are certain venues (hotels, airports, airplanes, cafes, etc.) globally where we depend on key providers for network access in those venues. Additionally, in certain geographies we depend on a small number of providers for a large portion of network access. If such a provider were to go out of business, terminate their agreement with us, or encounter technical difficulties such that network access was not available to our customers for an extended period of time, it could have a negative impact on our revenues and profitability if we cannot find an alternative provider to enable network access in those venues or geographies.
If we do not accurately predict network usage for our Flat Rate or iPass UNLIMITED price plans, our costs could increase without a corresponding increase in network revenue.
A significant number of our customers have purchased our Flat Rate network price plans, and we are signing new customers to our iPass UNLIMITED plan. In these plans, our customers pay a flat rate price to access our network services. However, in many situations we continue to pay our providers based on actual network usage (pay-as-you-go). The rate we charge in these plans is based on statistical predictions of usage across a pool of users within a customer. If actual usage is higher than expected, our expenses may increase without a commensurate increase in revenues, and our ability to achieve profitability could be negatively impacted.
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
We rely significantly on information technology to accurately provision, service, and bill our customers and any failure, inadequacy or interruption of that technology could negatively impact our ability to onboard and service our customers or report on our financial performance on a timely basis.
A key component of our ability to attract and retain customers is the timely and accurate furnishing of monthly detail billing records of activity on our network, rated for the agreements in place with both our customers and our suppliers. Our ability to meet these billing requirements, as well as to effectively manage and maintain our books and records, and internal reporting requirements, depends significantly on our internal information technology. In addition, our information technology infrastructure is designed to process large volumes of users and data, but any unanticipated capacity constraints could harm our ability to onboard and service our customers.
If our strategic and channel partners do not successfully market our services to their customers, then our ability to grow our revenues could be impaired.
We sell our services directly through our sales force and indirectly through our strategic and channel partners, which include telecommunication carriers, systems integrators, value-added resellers, and business to business to consumer partnerships. A large percentage of our sales outside of the United States are made through these partners. Our business depends on the efforts and the success of these partners in marketing our services to their customers. Our own ability to promote our services directly to our partners’ customers is often limited. Many of our partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these partners may not actively promote our services. If our partners fail to market our services effectively, our ability to grow our revenue could be reduced and our business may be impaired.

If our Strategic Partnership service offerings do not achieve expanded market acceptance, our ability to grow our business could be harmed.
Our Strategic Partnership service offerings incorporate our platform, global authentication fabric, and global Wi-Fi network to provide reseller, wholesale, and partners around the world with the infrastructure to offer their customers new Mobile Connectivity Services. We have entered into contracts with a number of customers for our Strategic Partnership services, but ramping revenues takes time to develop. We have devoted significant resources to building our Strategic Partnership service line of business. If Strategic Partnership service offerings do not achieve expanded market acceptance and generate meaningful revenues our financial condition may be harmed.
If key global Wi-Fi venues offer “no charge” Internet access to all users, our network revenues could be negatively affected.
We derive a significant portion of our revenue from providing Wi-Fi access in certain key venues (e.g., hotels, airports, trains, and cafes). In general, these venues charge their customers for Wi-Fi access. If these venues begin offering Wi-Fi access at no charge, the amount we can charge our customers for Wi-Fi access at these venues will likely decrease or we may not charge our customers for Wi-Fi access at these venues. We are proponents of free Wi-Fi as our service platform overlays benefits for all connectivity; security, ease of use, and broad coverage. And we have engaged partnerships to include free Wi-Fi in our available footprint. As we migrate more of our users to our UNLIMITED offering, pay-as-you-go pricing becomes less relevant to our revenue streams and the risk of free Wi-Fi decreases.
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
Our Strategic Partnership revenue stream is characterized by a lengthy sales cycle. Once a contract with a partner is signed there is typically an extended period before the customer or customer’s end-users begin to use our services, which is when we begin to realize revenues. As a result, we may invest a significant amount of time and effort in attempting to secure a customer which may not result in any revenues in the near term. Even if we enter a contract, we may have incurred substantial sales-related expenses well before we recognize any related revenues. If the expenses associated with sales efforts increase and, we are not successful in our sales efforts, or we are unable to generate associated offsetting revenues in a timely manner, our operating results could be harmed.
Our software is complex and may contain errors that could damage our reputation and decrease usage of our services.
Our software may contain errors that interrupt network access or have other unintended consequences. If network access is disrupted due to a software error, or if any other unintended negative results occur, such as the loss of billing information, a security breach, unauthorized access to our cloud-based platform or the introduction of a virus by our software onto our customers’ computers or networks, our reputation could be harmed and our business may suffer. Our contracts generally limit our exposure to incidental and consequential damages and to the extent possible, we further limit our exposure by entering into insurance policies that are designed to protect our customers and us from these and other types of losses. If these contractual provisions are not enforced or enforceable, or if liabilities arise that are not effectively limited or insured, our operating results and financial condition could be harmed.
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
As part of providing our services, we collect certain aggregated information about the users of our service. As such we must comply with evolving laws and regulations regarding the protection and disclosure of such user information. While we have taken steps to comply with applicable privacy laws and regulations and to protect user information, any well-publicized compromises of our users’ data may reduce demand for our services and harm our business.
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

We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 59% of our revenues for the year ended December 31, 2016, of which approximately 49% were generated in the EMEA region and approximately 10% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2016, 2015 and 2014, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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
We may require additional capital to support our business growth, and such capital may not be available.
We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new solutions and partnerships or enhance existing solutions and partnerships, enhance our operating infrastructure, expand our sales and marketing capabilities, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, which could harm our operating results.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud.
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During its evaluation of the effectiveness of internal control over financial reporting as of March 31,2016, management identified a material weakness in our controls around analyzing significant, complex, or unusual arrangements, and the related application of relevant GAAP. Based on the results of management’s internal controls assessment as of December 31, 2016, the material weakness was remediated (in the fourth quarter of 2016). There can be no assurance that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we fail to maintain improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements or adversely affect the results of periodic management evaluations and annual auditor attestation reports. We could be required to restate our financial results.  Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price or to stockholder litigation.

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
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the NASDAQ Global Select Market:

	Price range
	High	Low
Year ended December 31, 2016:
First Quarter	$1.15	$0.81
Second Quarter	1.34	1.06
Third Quarter	1.73	1.20
Fourth Quarter	1.89	1.35
Year ended December 31, 2015:
First Quarter	$1.49	$0.85
Second Quarter	1.32	1.02
Third Quarter	1.13	0.92
Fourth Quarter	1.07	0.85
We had 65,784,605 shares of our common stock outstanding as of February 28, 2017, held by 82 holders of record, although there are a significantly larger number of beneficial owners of our common stock.
Dividends
We did not pay cash dividends on our common stock in 2016, 2015, or 2014. We currently do not expect to pay cash dividends, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.
Issuer Purchases of Equity Securities
On November 3, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $3.0 million of the Company’s common stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program ran through December 31, 2016. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. On February 25, 2016, the Company established a 10b5-1 plan for repurchases under the repurchase program and started acquiring stock under this plan. During 2016, the Company repurchased 339,228 shares for $345,296 under the repurchase program, for an average price of $1.02 per share.

The following table summarizes acquisitions of shares of our common stock during the fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Repurchase Program
				(in thousands)
January 1, 2016, to January 31, 2016	—	$—	—	$3,000
February 1, 2016 to February 29, 2016	41,288	$0.98	41,288	$2,959
March 1, 2016 to March 31, 2016	230,240	$1.01	230,240	$2,729
April 1, 2016, to April 30, 2016	1,600	$1.10	1,600	$2,727
May 1, 2016 to May 31, 2016	66,100	$1.1	66,100	$2,655
June 1, 2016 to June 30, 2016	—	$—	—	$2,655
Total	339,228		339,228
There were no purchases of equity securities by us during the third and fourth quarters of fiscal 2016, and the repurchase program terminated as of December 31, 2016.
Performance Graph(1)
The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2016. The graph and table assumes that $100 was invested on December 31, 2011 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

Comparison of Five Year Cumulative Total Return
for iPass Inc.,
Nasdaq Market Index and Russell 2000 Index
250
200
150
100
50
0
DOLLARS
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
iPass Inc.
NASDAQ Composite-Total Returns
Russell 2000 Index
Assumes $100 invested on Dec. 31, 2011
Assumes Dividend Reinvested

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
iPass Inc.	$100.00	$128.87	$110.56	$96.48	$70.42	$116.20
Russell 2000 Index	100.00	116.35	161.52	169.42	161.95	196.45
NASDAQ Market Index	100.00	117.45	164.57	188.84	201.98	219.89
(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of iPass under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
We do not believe that there is any published industry or line of business indices that are directly relevant to our line of business. In addition, we do not believe that we can construct a peer group index, as many of the services similar to ours are only a small portion of the business of the companies providing such services. Consequently, in addition to the NASDAQ Market Index, we are comparing our stock price performance to the Russell 2000 Index because we believe that this broad market index provides a reasonable comparison of stockholder returns.

Item 6.	Selected Financial Data
The following table sets forth selected consolidated financial data from continuing operations as of the end of, and for, the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this report.

	2016	2015	2014	2013	2012

Statement of Continuing Operations Data
Revenue	$63,222	$62,564	$69,804	$77,729	$92,530
Total cost of revenues and operating expenses	70,571	77,475	89,253	92,673	98,533
Operating loss	(7,349)	(14,911)	(19,449)	(14,944)	(6,003)
Net loss from continuing operations	(7,770)	(15,493)	(12,205)	(14,705)	(5,991)
Basic and diluted net loss per share from continuing operations	(0.12)	(0.25)	(0.19)	(0.23)	(0.10)
Cash dividends declared per common share	—	—	—	—	—
Total assets	$33,175	$37,843	$55,255	$54,916	$60,124
Total stockholders’ equity	18,630	22,601	38,481	29,242	36,901

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
This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the segment of our business: Mobile Connectivity Services
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2016, December 31, 2015 and December 31, 2014
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

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

Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2016:
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. We introduced the iPass SmartConnectTM SDK which provides the tools to build adaptive network selection applications for smartphones, tablets, and laptops. Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications built using the iPass SDK have instant and secure access to the iPass network. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications. Since introducing the SDK, twenty-eight partners have obtained access and are in development.
Network Access Investments
In 2016, we expanded our network of global hotspots from 50 million to 60 million, leveraging the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. To support our UNLIMITED strategy and to meet the needs of our customers' increasing consumption of Wi-Fi, we continue to invest in Network Access through selective investment decisions to lock up additional network capacity and drive the effective cost of data connectivity continually down. This investment allowed for a 39% increase in WiFi hours consumed while network access costs in 2016 increased by only 16%.
Cost Containment Initiatives
On February 17, 2016, we announced a reduction in force that impacted 57 employees and reduced headcount globally by approximately 30% primarily as a cost-cutting measure, which eliminated positions in engineering and network operations groups, including a significant rightsizing of the India team. Financial results for the year ended December 31, 2016, include the full impact of this cost containment initiative with operating expenses (excluding restructuring charges) declining $8.2 million, or 18% year over year. This resulted in a charge of approximately $0.8 million in 2016.
Reduction in Share Reserve Under Equity Incentive Plan
On July 5, 2016, our Board of Directors amended our 2003 Equity Incentive Plan (the "Plan") to reduce the number of shares available under the Plan by 15 million shares. The Board took this action as it believed that the number of shares then available far exceeded our needs for the foreseeable future and that it was in the best interests of our stockholders that we reduce our excess shares. At this time, the Board of Directors also unanimously agreed to rescind the Plan's evergreen provision, which allows for automatic increases of the Plan's share reserve. As of December 31, 2016, there are 14,070,407 shares available under the Plan.

Key Operating Metrics
Described below are key metrics that we use to evaluate our operating performance:
Total iPass Wi-Fi Network Users
Total iPass Wi-Fi Network Users (Enterprise and Strategic Partnerships) is the number of our platform users each month in each quarter that used Wi-Fi network services from iPass. As our UNLIMITED subscriptions ramp and a significant number of our new or renewal customers are billed under UNLIMITED, this metric will likely transform to a SaaS-like benchmark: number of total subscribers.
Total iPass Active Platform Users
Total iPass Active Platform Users is the number of users who were billed platform fees and who have deployed the platform, regardless of whether they have used the Wi-Fi network services in a given period. Similar to Total iPass Wi-Fi Network Users, as our UNLIMITED pricing ramps and a significant number of our new or renewal customers are billed under
UNLIMITED, this metric will likely transform to a unified SaaS-like benchmark: number of total subscribers. This metric excludes UNLIMITED subscribers unless they have actively accessed network during the period.
Hours Consumed
Hours Consumed represent the average number of network hours consumed by our customers each month in a given quarter. This operating metric is an indicator of the improvement of our technology performance, our customers' satisfaction, and the expansion of our network.

The following table summarizes the number of active users of iPass services as well as the hours consumed (in thousands). Each number of users below is calculated as the average number of active users per month, during a given quarter, for which a fee billed by iPass for either Wi-Fi or Platform service. Hours represent the monthly average hours consumed by our Wi-Fi Network Users during a given quarter.

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Wi-Fi Network Users:
Enterprise	81	77	83	77	79
Strategic Partnerships	47	56	42	24	21
Total iPass Wi-Fi Network Users	128	133	125	101	100

Total iPass Active Platform Users	732	738	794	807	830
Hours Consumed	795	754	678	523	501

Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was as follows:

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Gross Margin	34.9%	35.2%	37.9%	35.2%	36.9%
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

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total Deferred Revenue	$2,479	$2,563	$2,300	$2,348	$2,552
Annual Contract Value (ACV)
Annual Contract Value represents the annualized sales value committed under contract for newly acquired customers or significant upsell, in total across our Enterprise and Strategic Partnership go-to-market strategies, in the period. While ACV does not represent current revenue, it is a leading indicator of future revenue, especially as we migrate to a more SaaS-like recurring monthly subscription model under UNLIMITED pricing. Because ACV is not an alternative measure for GAAP revenue, but only an operational metric to provide insight on the health and progress of our sales pipeline and revised go-to-market strategy, the signing of committed contract value should not be assumed to have met our entire revenue recognition criteria. For example, while persuasive evidence of an arrangement always exists before reporting ACV, service may not yet have been provided to the customer or collections may not yet be determined to be reasonably assured. We make reasonable efforts to substantiate the viability of all reported ACV, but future events could change that conclusion. As an example, when a previously reported ACV customer fails to perform under the committed contract, such remaining calculated ACV will be reversed in the current period reported ACV. The following table represents ACV (in thousands):

	For the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Annual Contract Value	$4,771	$3,667	$2,287	$2,116	$724

Segment Financial Information and Geographic Information
On June 30, 2014 we entered into an agreement and completed the sale of our Unity business segment, which is reported in this filing as discontinued operations. Therefore, we currently have a single reportable operating segment, Mobile Connectivity Services.
Our Mobile Connectivity Services offer a standard cloud-based solution allowing our customers and their users access to our global Wi-Fi network to stay connected to the people and information that matters most. For a more complete discussion of business risks that Mobile Connectivity Service faces see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.
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
Revenue Recognition
Our revenue recognition policy requires us to make certain estimates and judgments, for example, in the recognition of monthly minimum commitment ("MMC") revenue or deferred revenue.
For customers that have agreed to an MMC fee in connection with network usage, such customer’s monthly invoice reflects the greater of the customer’s actual usage during the month or the customer’s contractually committed monthly minimum for that month. If the MMC exceeds actual usage (“Shortfall”), we determine whether the Shortfall is fixed or determinable in accordance with the revenue recognition criteria. If we conclude that the Shortfall is fixed or determinable, based upon customer specific collection history, and all other revenue recognition criteria have been met, we recognize as revenue the amount of the Shortfall which is invoiced. If the customer is in a Shortfall situation and it is determined that the Shortfall is not fixed or determinable, we recognize revenue only when the Shortfall is collected.
We defer revenue for services that are billed in advance or prepaid as required per customer agreements. We recognize revenue as the services are being delivered, or ratably over the estimated service period, depending on the nature of the service. We classify amounts expected to be recognized as revenue within one year as short-term. For services that have been billed but not yet performed and the related receivable has not been collected, for balance sheet presentation purposes, we offset the deferred revenue with the related accounts receivable, despite the receivable representing an enforceable obligation.
Performance -Based Restricted Stock Awards
Certain restricted stock awards have performance-based goals based on the achievement of targeted quarterly revenue of Open Mobile or targeted EBITA, which require an assessment of the probability and timing of vesting. We amortize stock-based compensation expense for performance-based awards on a graded vesting basis over the vesting period, after assessing probability of achieving the requisite performance criteria. Estimating the time in which we expect to achieve the requisite performance criteria requires judgment. If events or circumstances occur that cause us to revise our estimated vest dates, we recognize the unamortized expense prospectively over the revised estimated vesting period. Such a change in estimated vest dates could have a material impact on our financial statements. We believe that vesting of all awards solely based on performance is not probable at December 31, 2016.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Subsequently, the FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing

•
ASUs No. 2016-12 and 2016-20, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are planning to establish an internal implementation team and to engage a third-party advisory firm to assist in the implementation of the new standard. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements. We are also evaluating whether to adopt the guidance using the full or modified retrospective basis, and will likely make that determination during the first half of Fiscal 2017.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishment, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The update is to be adopted retrospectively and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We do not expect a material impact of adopting this guidance on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory)". This update requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The update will be effective for the Company’s first quarter of fiscal year 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”  The update requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The standard will be effective for us beginning January 1, 2018 and will require a retrospective approach. Early adoption is permitted. We expect that the update will not have a material impact on our consolidated financial statements.

Results of Operations
Sources of Revenues
We differentiate and analyze our revenue generation streams as follows:
Enterprise revenues consist of Wi-Fi, platform, and other fees charged to enterprise customers of the iPass service. Revenues are generated by customers that purchase our service on a per user per month subscription basis or under a variety of other pricing models which may include pay-as-you-go usage, flat rate pricing per active user, separate platform fees, and other ancillary services such as consulting or platform customization.
Strategic Partnership revenues consist of Wi-Fi, platform, and other fees charged to our strategic partnership customers. In contrast to Enterprise revenue, pricing on these deals is negotiated specific to the customer needs and can include per device charges, platform only charges (including SDK), cost-plus or pay-as-you-go arrangements on Wi-Fi usage, and various other pricing mechanisms.
Legacy iPC revenues consist of Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.
On June 30, 2014, we entered an agreement and completed the sale of our Unity business. Accordingly, we currently have a single reportable operating segment, Mobile Connectivity Services, and analyze revenue from continuing operations.

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Mobile Connectivity Services	$63,222	$62,564	$69,804
Enterprise	49,090	52,623	54,697
Strategic Partnerships	11,925	6,127	3,040
Legacy iPC	2,207	3,814	12,067
For the year ended December 31, 2016 compared to 2015, overall Mobile Connectivity Services revenue increased $0.6 million or 1%. This was driven by an increase in Strategic Partnership revenues of $5.8 million. This was partially offset by a combination of Enterprise revenues decreasing $3.6 million and Legacy iPC revenue decreasing by $1.6 million. Enterprise revenue was lower principally due to churn or write-down of customers, including renegotiated contracts with large resellers that resulted in lower monthly Platform fee commitments. Legacy iPC revenue was lower as a result of the expected reduction in usage for our 3G, Dial-up, and iPC services. Strategic Partnership revenue was higher on newly signed customers and ramping users.
For the year ended December 31, 2015 compared to 2014, overall Mobile Connectivity Services revenue decreased $7.2 million or 10%. This was a combination of lower Enterprise revenues of $2.1 million and lower Legacy iPC revenue of $8.3 million, partially offset by higher Strategic Partnership revenues of $3.1 million. The decline in Enterprise was driven by a $5.0 million decrease in platform revenues, as we took significant write-downs on committed platform revenues from several large reseller partners as part of the contract renewal process, offset by an increase in Wi-Fi network revenue of $2.9 million on higher throughput usage and continued migration from legacy customers. iPC legacy decline was a combination of churn on dial, 3G, and iPC network and platform customers. Strategic Partnership growth was driven primarily by ramping usage from several existing carrier, OEM, and service provider customers.
Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Year Ended December 31,
	2016	2015	2014
Gross Margin (%)	35.8%	38.8%	38.7%
The 3.0 percentage point decrease in gross margin from 2015 to 2016 was primarily due to the decline in high margin Platform revenue and the growth of Strategic partnership revenue, which has a lower margin. This was offset in part by lower network operations costs due primarily to the reduction in headcount.
The 0.1 percentage point increase in gross margin from 2014 to 2015 was primarily due to benefits from driving down usage based Wi-Fi acquisition costs and reducing Network Operations expenses on cost containment initiatives being offset in part by the loss of higher margin platform revenues.
Cost of Revenues and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentages)
Network access costs	$33,150	$28,472	$29,608
As a percentage of revenue	52.4%	45.5%	42.4%
Network access costs increased approximately $4.7 million or 16% from 2015 to 2016 primarily due to the increase in Wi-Fi Network Users consuming Wi-Fi hours and the committed spend to acquire additional network capacity at a lower unit cost. In addition, network access costs as a percentage of total revenue increased 6.9 percentage points, primarily due to the decrease in platform revenue as there are no network access costs associated with our platform revenues and the increased mix of lower margin inflight revenues.
Network access costs decreased approximately $1.1 million or 4% from 2014 to 2015 primarily due to the decrease of 3G access costs partially offset by an increase on Wi-Fi access costs as more expensive inflight growth outpaced the cost savings driven through the other usage based Wi-Fi procurement.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, co-location center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentages)
Network operations expense	$7,411	$9,788	$13,159
As a percentage of revenue	11.7%	15.6%	18.9%
The decrease in network operations expenses of approximately $2.4 million or 24% for 2016 compared to 2015 was primarily due to the decrease in headcount-related costs of $1.9 million as a result of the restructuring we conducted in May 2015 and a decrease in depreciation expense of $0.4 million.
The decrease in network operations expenses of approximately $3.4 million or 26% for 2015 compared to 2014 was primarily due to a decrease in headcount-related costs of $2.5 million as a result of the May 2015 restructuring, decrease in stock based compensation expense of $0.4 million due to employee terminations and decrease in co-location costs of $0.3 million.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentages)
Research and development expenses	$7,276	$9,987	$11,921
As a percentage of revenue	11.5%	16.0%	17.1%
The decrease in research and development expenses of approximately $2.7 million or 27% for 2016 compared to 2015 was primarily due to the decrease in headcount-related costs by $2.9 million as a result of the restructuring plans we conducted in May 2015 and February 2016.
The decrease in research and development expenses of approximately $1.9 million or 16% for 2015 compared to 2014 was primarily due to the decrease in headcount-related costs by $1.5 million and decrease of stock based compensation expense by $0.4 million due to employee terminations, as a result of the May 2015 restructuring.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentages)
Sales and marketing expenses	$11,154	$10,334	$15,759
As a percentage of revenue	17.6%	16.5%	22.6%
The increase in sales and marketing expenses of approximately $0.8 million or 8% for 2016 compared to 2015 was primarily due to the increase in headcount-related costs of approximately $0.5 million, increase in marketing costs of $0.2 million, and an increase in traveling cost of $0.1 million.
The decrease in sales and marketing expenses of approximately $5.4 million or 34% for 2015 compared to 2014 was primarily due to lower headcount-related costs of approximately $3.7 million, decrease of stock based compensation expense of $0.5 million due to employee terminations, decrease of travel costs of $0.5 million and decrease in marketing costs of $0.5 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentages)
General and administrative expenses	$10,792	$14,662	$18,073
As a percentage of revenue	17.1%	23.4%	25.9%
The decrease in general and administrative expenses of approximately $3.9 million or 26% for 2016 compared to 2015 was primarily due to a decrease of professional services cost by $1.4 million, decrease in headcount-related costs by $1.0 million, decrease in rent and facilities related costs by $0.6 million, decrease in maintenance, depreciation and licenses cost of $0.5 million as a result of an Oracle license renewal, decrease in recruiting services of $0.4 million, decrease in Proxy contest costs of $0.4 million and decrease in various administrative costs of $0.6 million, which was offset by an increase in stock based compensation expense by $1.0 million.
The decrease in general and administrative expenses of approximately $3.4 million or 19% for 2015 compared to 2014 was primarily due to a decrease in headcount-related costs by $2.5 million, a decrease in stock based compensation expense by $1.3 million due to employee terminations, and a decrease in rent expense by $0.4 million, which was offset by an increase in Proxy contest costs of $0.4 million and an increase in various administrative costs of $0.4 million.
Restructuring Charges
Restructuring charges consist primarily of severance and benefits for personnel, lease termination and legal expenses.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except percentages)
Restructuring charges and related adjustments	$788	$4,232	$733
As a percentage of revenue	1.2%	6.8%	1.1%

During the first quarter of 2016, we announced a restructuring plan ("Q1 2016 Plan"). The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in the India team. This resulted in a charge of approximately $0.8 million in 2016, and as of December 31, 2016 the Company has completed all of the related payments associated this restructuring Plan.
During the second quarter of 2015, we announced a restructuring plan ("Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for our company. The Q2 2015 Plan reduced headcount globally by approximately 14% across all functional areas. As of December 31, 2016 the Company completed all the related payments associated with this restructuring plan.
During the third quarter of 2014, we announced a restructuring plan ("Q3 2014 Plan") to re-align our cost structure as a result of the divestiture of our Unity business, which resulted in workforce reduction of approximately 20 employees worldwide and the termination of lease contracts for certain leased facilities. As of December 31, 2015, the Company completed all the related payments associated with this restructuring plan.
In the first quarter of 2013, we announced a restructuring plan ("Q1 2013 Plan") to re-align our cost structure to focus investments, resources and operating expenses on our growing Open Mobile business, which resulted in a workforce reduction of 16 positions across all functional areas and termination of a lease contract. As of December 31, 2014, the Company completed all of the related payments associated with this restructuring plan.
We incurred a restructuring charge of approximately $0.8 million for the year ended December 31, 2016, compared to the restructuring charge of $4.2 million and $0.7 million for the same periods in 2015 and 2014, respectively. These activities were related to our Q1 2016 Plan, Q2 2015 Plan and Q3 2014 Plan. The restructuring charges related to the Q2 2015 Plan were significantly higher than the charges related to Q1 2016 Plan and prior plans since the restructuring plan included upper management with higher severance and exit costs.
Non-Operating Income and Expenses
Interest and other income and expenses
During the years ended December 31, 2014, and 2013, we purchased enterprise database software and infrastructure hardware, which were financed through a vendor. During the year ended December 31, 2016, we extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year, and we incurred interest expense of approximately $31,000 in 2016 and $0.1 million in both 2015 and 2014, respectively.
During the year ended December 31, 2015, we paid approximately $0.1 million as part of a legal settlement agreement. During the year ended December 31, 2014, we collected approximately $0.3 million on a final bankruptcy court settlement of a customer receivable from 2004 that we had previously written off as uncollectible.
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
During the years ended December 31, 2016, 2015 and 2014, we did not enter any hedging contracts and foreign exchange losses were approximately $0.2 million, $0.1 million and $0.1 million, respectively. The foreign exchange losses in 2016 were mainly due the unfavorable re-measurement of foreign currency denominated assets and liabilities.
Provision For (Benefit From) Income Taxes
Income tax expenses (benefit) was recorded for the year ended December 31, 2016, 2015, and 2014, of approximately $0.2 million, $0.3 million, and ($7.1) million, respectively. The income tax expense recorded for the years ended December 31, 2016 and 2015 primarily relates to foreign taxes on expected profits in the foreign jurisdictions. The income tax benefit recorded for the year ended December 31, 2014 primarily reflects an offsetting benefit in continuing operations of $7.3 million against tax expense on discontinued operations.
The effective tax rate for continuing operations was a provision of 3% and 2% for 2016 and 2015, respectively. The effective tax rate of 36% for 2014 relating to the provision from the discontinued operations, which includes the gain on sale of the Unity business in 2014, was offset by the tax benefit recorded in continuing operations.
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
The following table presents the revenues and components of discontinued operations, net of tax:

Year Ended December 31, 2014
Revenue(1)	$15,458
Income from discontinued operations before income taxes(1)	$1,506
Gain on sale of discontinued operations before income taxes(1)	25,014
Provision for income taxes	(7,341)
Income from discontinued operations, net of tax	$19,179

(1)	Amounts recorded through June 30, 2014, date of the sale agreement of the Unity business segment.

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

Liquidity and Capital Resources
We had cash and cash equivalents of $16.1 million at December 31, 2016, compared to $20.3 million at December 31, 2015.

	Twelve months ended December 31,
	2016	2015	2014
	(In thousands)
Cash Flows
Net cash used in operating activities	$(5,482)	$(13,617)	$(14,836)
Net cash provided by (used in) investing activities	(581)	738	25,532
Net cash provided by (used in) financing activities	1,841	(641)	(899)
Net decrease (increase) in cash and cash equivalents	$(4,222)	$(13,520)	$9,797
Operating Activities
Net cash used in operating activities decreased by approximately $8.1 million from $13.6 million used for the year ended December 31, 2015 to $5.5 million for the same period in 2016. Net loss after adjustments for non-cash items improved by $8.7 million year over year, mainly due to the decrease of net loss and the increase in stock-based compensation. The remaining variance was driven by normal working capital fluctuations.
Net cash used in operating activities decreased by approximately $1.2 million from $14.8 million used for the year ended December 31, 2014 to $13.6 million for the same period in 2015. This decrease is the result of favorable changes in working capital of $1.3 million driven by cash collected on the building of the deferred revenue balance year over year. Net loss after adjustments for non-cash items was flat year over year, but included an incremental $3.5 million of cash on restructuring in 2015.
Investing Activities

Net cash used by investing activities decreased by approximately $1.3 million from the net cash provided by investing activities of $0.7 million for the year ended December 31, 2015 to the net cash used by investing activities of $0.6 million for the same period in 2016. This decrease is primarily due to the release of cash held in escrow of $1.5 million related to the sale of the Unity business in 2015 partially offset by the decrease in property and equipment purchases.
Net cash provided by investing activities decreased by approximately $24.8 million in 2015 compared to 2014. This decrease is primarily a result of the one-time proceeds of $26.8 million from the sale of our Unity business in the third quarter of 2014, partially offset in 2015 by the release of cash held in escrow of $1.4 million related to the sale of the Unity business.
Financing Activities
Net cash provided by financing activities increased by approximately $2.4 million from the net cash used in financing activities of $0.6 million for the year ended December 31, 2015 to the net cash provided by financing activities of $1.8 million for the same period in 2016. The increase is mainly related to the increase in 2016 compared to 2015 of cash from stock options exercises of $2.8 offset by cash paid for stock repurchase of $0.3 million.
Net cash used in financing activities decreased by approximately $0.3 million in 2015 compared to 2014. The decrease is mainly related to the decrease of payments for vendor financed property and equipment.
Sources of Cash and Future Cash Requirements
We have historically relied on existing cash and cash equivalents for our liquidity needs. We use a professional investment management firm to manage a large portion of our cash, which is invested primarily in money market accounts. We believe that based on our current business plan and revenue prospects and our anticipated cash flows from operations, our existing cash balances will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.
The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2016 and 2015 was $0.4 million and $0.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.
Primary Uses of Cash
Our principal use of cash in 2016 was for network access costs, payroll related expenses, payments for vendor financing equipment purchases, settlement of restructuring obligations, and general operating expenses including marketing, office rent, and capital expenditures.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2016 and December 31, 2015 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$4,578	$1,476	$3,102	$—
Other Purchase Commitments	32,701	29,076	3,625	—
Total Contractual Obligations(1)	$37,279	$30,552	$6,727	$—

(1)	See Note 11. Commitments and Contingencies and Note 8. Vendor Financed Property and Equipment in the Notes to the Consolidated Financial Statements included in Item 15 of this report.

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
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2016 were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. Dollar. As such, we benefit from a stronger U.S. Dollar and may be adversely affected by a weaker U.S. Dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents of $16.1 million and $20.3 million, respectively and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”
Supplementary Data
The following tables present our operating results for each of the eight quarters during 2016 and 2015. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2016
Revenues	$14,731	$16,497	$15,877	$16,117
Operating loss	(3,534)	(1,201)	(1,247)	(1,367)
Net loss	(3,730)	(1,377)	(1,341)	(1,322)
Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.02)	$(0.02)
	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2015
Revenues	$16,558	$15,595	$14,985	$15,426
Operating loss	(3,504)	(6,044)	(3,315)	(2,048)
Net loss	(3,440)	(6,375)	(3,430)	(2,248)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.05)	$(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
Following the identification of the material weakness described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, we initiated remediation measures to address the material weakness in our controls around analyzing significant, complex, or unusual arrangements, and the related application of relevant GAAP.  As a result, management has concluded that, as of December 31, 2016, the Company's design and operation of internal control over financial reporting was effective and that the previously identified material weakness has been fully remediated.
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
Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2017 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2017 (the “Proxy Statement”). That information is incorporated here by reference.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	61
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits
See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated here by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
iPass Inc.

We have audited the accompanying consolidated balance sheets of iPass Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iPass Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

San Francisco, California
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
iPass Inc.

We have audited the internal control over financial reporting of iPass Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

San Francisco, California
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iPass Inc.:

We have audited the accompanying consolidated statements of operation and comprehensive income, stockholders’ equity, and cash flows of iPass Inc. and subsidiaries (the Company) for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule. The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of iPass Inc. and subsidiaries and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Santa Clara, California
March 13, 2015

iPASS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,072	$20,294
Accounts receivable, net of allowance for doubtful accounts of $142 and $241, respectively	12,361	9,746
Prepaid expenses	1,344	2,762
Other current assets	225	342
Total current assets	30,002	33,144
Property and equipment, net	2,485	4,009
Other assets	688	690
Total assets	$33,175	$37,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,069	$6,291
Accrued liabilities	3,874	5,356
Deferred revenue, short-term	2,412	2,321
Total current liabilities	13,355	13,968
Deferred revenue, long-term	67	231
Other long-term liabilities	1,123	1,043
Total liabilities	14,545	15,242
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 65,776,605 and 63,384,483 shares issued and outstanding, respectively)	68	65
Additional paid-in capital	223,777	219,981
Accumulated deficit	(205,215)	(197,445)
Total stockholders’ equity	18,630	22,601
Total liabilities and stockholders’ equity	$33,175	$37,843
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$63,222	$62,564	$69,804
Cost of revenues and operating expenses:
Network access costs	33,150	28,472	29,608
Network operations	7,411	9,788	13,159
Research and development	7,276	9,987	11,921
Sales and marketing	11,154	10,334	15,759
General and administrative	10,792	14,662	18,073
Restructuring charges and related adjustments	788	4,232	733
Total cost of revenues and operating expenses	70,571	77,475	89,253
Operating loss	(7,349)	(14,911)	(19,449)
Interest income (expense), net	36	(54)	(119)
Foreign exchange losses	(234)	(87)	(67)
Other income (expenses), net	—	(134)	329
Loss from continuing operations before income taxes	(7,547)	(15,186)	(19,306)
Provision for (Benefit from) income taxes	223	307	(7,101)
Net loss from continuing operations	$(7,770)	$(15,493)	$(12,205)
Net income from discontinued operations	—	—	19,179
Net income (loss)	$(7,770)	$(15,493)	$6,974
Comprehensive income (loss)	$(7,770)	$(15,493)	$6,974

Net income (loss) per share - basic and diluted
Loss from continuing operations	$(0.12)	$(0.25)	$(0.19)
Income from discontinued operations	—	—	0.30
Net income (loss) per share	$(0.12)	$(0.25)	$0.11

Weighted average shares outstanding - basic and diluted	64,344,937	62,940,299	62,613,671
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2013	64,451	$65	$218,103	—	$(188,926)	$29,242
Exercise of stock options—common stock issued	135	—	139	—	—	139
Restricted stock granted	480	—	—	—	—	—
Restricted stock canceled	(390)	—	—	—	—	—
Employee stock purchase plan—common stock issued	119	—	158	—	—	158
Repurchased common stock	(41)	—	(49)	—	—	(49)
Stock-based compensation	—	—	2,017	—	—	2,017
Net income	—	—	—	—	6,974	6,974
Balances, December 31, 2014	64,754	65	220,368	—	(181,952)	38,481
Exercise of stock options—common stock issued	132	—	116	—	—	116
Restricted stock granted	140	—	—	—	—	—
Restricted stock canceled	(1,720)	—	—	—	—	—
Employee stock purchase plan—common stock issued	78	—	71	—	—	71
Disgorgement of profit	—	—	4	—	—	4
Stock-based compensation	—	—	(578)	—	—	(578)
Net loss	—	—	—	—	(15,493)	(15,493)
Balances, December 31, 2015	63,384	65	219,981	$—	(197,445)	22,601
Exercise of stock options—common stock issued	2,650	3	3,000	—	—	3,003
Restricted stock granted	60	—	—	—	—	—
Restricted stock canceled	(30)	—	—	—	—	—
Employee stock purchase plan—common stock issued	52	—	37	—	—	37
Repurchased common stock	(339)	—	(345)	—	—	(345)
Stock-based compensation	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	(7,770)	(7,770)
Balances, December 31, 2016	65,777	$68	$223,777	$—	$(205,215)	$18,630

See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(7,770)	$(15,493)	$6,974
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	—	—	(25,014)
Stock-based compensation expense (benefit)	1,104	(578)	2,017
Depreciation and amortization	2,469	2,945	3,330
Deferred income taxes	—	107	(53)
Loss on disposal of property and equipment	—	7	54
Provision for (recovery of) doubtful accounts	11	83	(169)
Changes in operating assets and liabilities:
Accounts receivable	(2,626)	234	2,816
Prepaid expenses and other current assets	1,535	(529)	(404)
Other assets	2	243	232
Accounts payable	414	(946)	(1,637)
Accrued liabilities	(628)	(1,854)	(3,406)
Deferred revenue	(73)	2,000	(329)
Other liabilities	80	164	753
Net cash used in operating activities	(5,482)	(13,617)	(14,836)
Cash flows from investing activities:
Purchases of property and equipment	(581)	(812)	(1,318)
Proceeds from sale of discontinued operations	—	—	26,750
Change in restricted cash	—	1,550	100
Net cash (used in) provided by investing activities	(581)	738	25,532
Cash flows from financing activities:
Net proceeds from issuance of common stock and disgorgement of profit	3,040	191	248
Principal payments for vendor financed property and equipment	(854)	(832)	(1,147)
Stock repurchase	(345)	—	—
Net cash provided by (used in) financing activities	1,841	(641)	(899)
Net (decrease) increase in cash and cash equivalents	(4,222)	(13,520)	9,797
Cash and cash equivalents at beginning of year	20,294	33,814	24,017
Cash and cash equivalents at end of year	$16,072	$20,294	$33,814
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$242	$233	$259
Accrued amounts for acquisition of property and equipment	373	9	73
Vendor financing of property and equipment	—	—	501
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

The Company reports comprehensive income (loss) in a single continuous financial statement within the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s comprehensive income (loss) is equivalent to its net income (loss) because the Company does not have any transactions that are recorded through other comprehensive income (loss).

The Consolidated Statements of Operations and Comprehensive Income (Loss) have been reclassified for all periods presented to reflect discontinued operations treatment. (Refer to Note 15 for discussion related to Divestiture of Business Segment).

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
Foreign Currency Accounting
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries; therefore, the Company does not have a translation adjustment recorded through accumulated other comprehensive income (loss). While the Company’s revenue contracts are denominated in United States (“U.S.”) dollars, the Company has foreign operations that incur expenses in various foreign currencies. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Foreign currency expenses are remeasured using the exchange rates in effect during each period. Foreign currency exchange gains and losses are presented separately in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The Company’s receivables are derived from revenue earned from customers located primarily in the United States and EMEA. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including; the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2016, accounts receivables from customers in the EMEA region and in the United States represented 46% and 50% of total accounts receivable respectively. 77% of our accounts

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables balance were due within the Company’s standard credit term of 30 days and 96% were aged less than 90 days past due.
For the years ended of December 31, 2016 and 2015, two individual customers accounted for 10% or more of total accounts receivable each. As of December 31, 2014, one individual customer represented 10% or more of total accounts receivable.
For the year ended December 31, 2016, one supplier represented 29% of total network access costs. For the year ended December 31, 2015, two suppliers represented 26% and 11% of total network access costs, respectively. For the year ended December 31, 2014, two suppliers represented 14% and 13% of total network access costs, respectively. No other individual supplier represented more than 10% of total network access costs in 2016, 2015 and 2014.
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
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to expense as incurred.
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
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and accordingly, no related provision for U.S. federal, state or foreign income taxes has been provided. As of December 31 2016, approximately $10.1 million of foreign earnings have been deemed repatriated under the US tax law. Only the US federal and state income tax consequences have been provided on those earnings, however, they will not be deemed to be repatriated under foreign laws. The major foreign jurisdictions where the Company has operations includes India and the U.K. Upon distribution of earnings from India and the U.K. in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2016 and 2015, the cumulative undistributed earnings of the Company’s foreign subsidiaries approximated $10.7 million and $11.5 million, respectively. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2016 and 2015 was $0.4 million and $0.4 million, respectively. The Company currently does not intend to distribute any of its remaining unrepatriated earnings by its foreign subsidiaries to the parent company in the U.S. If the income is to be distributed, the net of $0.6 million will be subject to U.S. tax.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue Recognition
Revenue is recognized when all four revenue recognition criteria have been met; persuasive evidence of an arrangement exists, service has been provided to the customer, the fee is fixed or determinable, and collection is reasonably assured. When the above criteria are not met, revenue is deferred and recognized upon cash collection, upon acceptance of a completion certificate from the customer or when the service is rendered, depending on the type of fee or service arrangement. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.
Network Fees
The Company recognizes network fees during the period the services are rendered to the end-users based on usage or a flat fee. The Company has two types of flat fee arrangements for its network services. The first is a recurring flat fee that is billed at the same dollar amount each month. The second is a recurring fee calculated based on a flat fee per user per month, of which the dollar amount billed would differ month-to-month depending on the number of users using the Company’s services during a given month. The Company frequently requires customers to commit to minimum network fees associated with monthly, quarterly or annual minimum network usage or over the term of the arrangement. For customers that have agreed to a Minimum Monthly Commitment ("MMC"), the customer’s monthly invoice reflects the greater of the customer’s actual usage for the month or the MMC for that month. If the MMC exceeds actual usage (a “Shortfall”), the Company determines whether the Shortfall is fixed or determinable. If the Company concludes that the Shortfall is fixed or determinable, based upon the customer's specific billing history, and other revenue recognition criteria have been met, the Company recognizes as revenue the amount of Shortfall which is invoiced. If the Company concludes that the Shortfall is not fixed or determinable, the Company recognizes revenue when the Shortfall amount is collected. The Company also bills certain network fees upfront and recognizes such fees ratably over the term as services are provided.
Platform Services and Other Fees
Platform services are any services that allow a user to connect to a network using the iPass application. Fees for this service are typically based upon a monthly rate, and revenue is recognized during the month the services are provided. Revenue related to iPassConnect (“iPC”) fees, including extended support fees as the iPC product reached end-of-life in 2012,

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Open Mobile Platform fees are typically based upon a monthly rate (per user rate or a flat fee) and are recognized during the month the services are provided. Start-up support service fees representing charges to new customers, customization services and standard training may be billed up-front in advance and recognized as revenue over the term of the contract or service delivery.
Deferred Revenue
The Company defers revenue for services that are billed in advance or prepaid as required per customer agreements. Revenue is recognized as the services are being delivered, or ratably over the estimated service period, depending on the nature of the service. Amounts expected to be recognized as revenue within one year are classified as short-term. For services that have been billed but not yet performed and the related receivable has not been collected, for balance sheet presentation purposes, the Company offsets the deferred revenue with the related accounts receivable, despite the receivable representing an enforceable obligation.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 were approximately $45,000 and $46,000, $0.1 million, respectively.
Internal Use Software Development Costs
The Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $0.3 million, $0.1 million, and $0.3 million in 2016, 2015, and 2014 respectively.
Depreciation and amortization expenses related to the Company's internally developed software was approximately $0.8 million, and $0.9 million and $0.9 million in 2016, 2015 and 2014, respectively. Management evaluates the useful lives of the Company’s assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long lived assets during the years ended December 31, 2016, 2015 and 2014.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recurring fair values of these financial assets (excluding cash) were determined using the following inputs at December 31, 2016 and December 31, 2015, respectively:

	As of December 31, 2016				As of December 31, 2015
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$14,083	$—	$—	$14,083	$18,021	$—	$—	$18,021
Total financial assets	$14,083	$—	$—	$14,083	$18,021	$—	$—	$18,021

(1)	Held in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no transfers between Level 1, 2, and 3 between December 31, 2016, and December 31, 2015. As of December 31, 2016, and December 31, 2015, the carrying amount of accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. (Refer to Note 7 and 8 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 4. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Equipment	$10,492	$10,431
Furniture and fixtures	378	378
Computer software	10,431	9,894
Construction in progress	303	10
Leasehold improvements	536	526
	22,140	21,239
Less: Accumulated depreciation and amortization	(19,655)	(17,230)
Property and equipment, net	$2,485	$4,009
Depreciation expense for continuing operations was approximately $2.5 million, $2.9 million, and $3.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. There was no depreciation expense for discontinued operations for the years ended December 31, 2016 and 2015. Depreciation expense for discontinued operations was approximately $0.2 million for the year ended December 31, 2014.
During the year ended December 31, 2016, the Company retired less than $0.1 million of gross property and equipment related to continuing operations and did not incur a material loss on disposal. During the year ended December 31, 2015, the Company retired approximately $2.2 million of gross property and equipment related to continuing operations and did not incur a material loss on disposal.
During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. During April 2014, the Company acquired approximately $0.5 million of additional enterprise infrastructure hardware. As of December 31, 2016, the net book value of this enterprise database software and infrastructure hardware in computer software and equipment held by the Company was approximately $0.1 million. During 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Other Assets
Other assets (non-current) consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Deposits	$480	$470
Long-term deferred tax asset, net	208	220
	$688	$690

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Tax liabilities	$927	$1,065
Accrued restructuring liabilities—current(1)	—	250
Accrued bonus, commissions and other employee benefits	808	1,168
Accrued for vendor financed property and equipment(2)	373	572
Amounts due to customers	869	728
Other accrued liabilities	897	1,573
	$3,874	$5,356

(1)	See Note 7. Accrued Restructuring

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

During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges during fiscal year 2015 and had approximately $0.2 million of payments remaining as of December 31, 2015 for employees termination costs. As of December 31, 2016 the Company completed all the related payments associated with this restructuring plan.
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") and reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in India. This resulted in a charge of approximately $0.8 million in 2016, and as of December 31, 2016 the Company has completed all of the related payments associated this restructuring Plan.
The following is a rollforward of restructuring liability for the above Plans:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$250	$160	$317
Restructuring charges and related adjustments	788	4,232	733
Payments and adjustments	(1,038)	(4,142)	(890)
Ending balance	$—	$250	$160

Note 8. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software and infrastructure hardware. This purchase was financed through a vendor and was to be paid over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and is to be paid over two years. The total purchase financed by a vendor was approximately $3.1 million. Since October 2013, the Company made approximately $3.1 million of principal payments, and as of December 31, 2016 the Company had completed all remaining principal payments.
In October 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year. The Company made approximately $0.1 million of principal payments in 2016, and as of December 31, 2016, approximately $0.4 million was recorded to accrued liabilities, based on the payment terms.

Note 9. Income Taxes
The provision for income taxes is based on loss from continuing operations for 2016, 2015 and 2014 before taxes as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S Source	$(8,167)	$(16,251)	$(20,306)
Foreign Source	620	1,065	1,000
Loss before income taxes	$(7,547)	$(15,186)	$(19,306)

The provision for income taxes for continuing operations consisted of the following:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
U.S. federal	$—	$—	$—
State	9	(7)	(3)
Foreign	200	207	278
	$209	$200	$275
Deferred:
U.S. federal	$—	$—	$(7,107)
State	—	—	(219)
Foreign	14	107	(50)
	14	107	(7,376)
Provision for (Benefit from) income taxes	$223	$307	$(7,101)

Income tax expenses (benefit) was recorded for the year ended December 31, 2016, 2015, and 2014, of approximately $0.2 million, $0.3 million, and $(7.1) million, respectively. The income tax expense recorded for the years ended December 31, 2016 and 2015 primarily relates to foreign taxes on expected profits in foreign jurisdictions. The income tax benefit recorded in the twelve months ended December 31, 2014 primarily reflects an offset to tax expense on discontinued operations of $7.3 million.
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carry forwards. As of December 31, 2016 and 2015, the Company provided a full valuation allowance on its net deferred tax assets in the United States, United Kingdom, Israel, Australia and Japan. The components of deferred tax assets consisted of the following:

	Year Ended December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$30,243	$28,035
Reserves and accruals	1,507	1,485
Research and other tax credits	6,255	5,849
Share based compensation	2,456	2,755
Property and equipment	2,493	2,859
Total deferred tax assets	$42,954	$40,983
Valuation allowance	(41,788)	(39,557)
Net deferred tax assets	1,166	1,426
Deferred tax liabilities:
Property and equipment	(958)	(1,206)
Total net deferred tax assets	$208	$220

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for continuing operations differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(1)	(1)	(1)
Foreign tax rate differential	—	—	(1)
Amortization of stock-based compensation	6	1	2
Research and development benefit	(2)	(3)	(2)
Deemed repatriated foreign earnings	1	6	2
Other	1	—	—
Valuation allowance	33	34	(1)
Provision for (Benefit from) income taxes	3%	2%	(36)%
As of December 31, 2016, the Company had gross cumulative net operating loss carry forwards for federal and state tax reporting purposes of approximately $87.8 million and $41.1 million, respectively, which expire in various periods between 2017 and 2036. In addition, $7.6 million and $3.9 million for federal and state respectively, are related to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit accumulated paid-in capital if realized. Also included in the valuation allowance as of December 31, 2016 is approximately $8.4 million gross, related to net operating loss carry forwards in Israel. Utilization of the net operating loss and tax credit carryforwards are subject to annual limitations due to certain ownership change rules provided by the Internal Revenue Service Code of 1986, as amended and similar state provisions.
As of December 31, 2016, the Company also has research and development tax credit carry forwards of approximately $3.2 million and $4.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forwards will expire in various amounts through 2036. The state credit can be carried forward indefinitely.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

Balance at January 1, 2014	$6,567
Increases for positions taken in prior years	5
Increases for positions related to the current year	186
Decreases for positions taken in prior years	(18)
Decreases for statutes lapsing	(66)
Balance at December 31, 2014	$6,674
Increases for positions taken in prior years	483
Increases for positions related to the current year	320
Decreases for statutes lapsing	(20)
FX impact	(11)
Balance at December 31, 2015	$7,446
Increases for positions taken in prior years	—
Increases for positions related to the current year	149
Decreases for positions taken in prior years	(1,359)
Decreases for statutes lapsing	(21)
FX impact	(7)
Balance at December 31, 2016	$6,208

The decrease in unrecognized tax benefits primarily relates to the release of reserve on California research and development tax credits due to the completion of California audit.
As of December 31, 2016 and 2015, the company had $0.7 million and $0.8 million, respectively, of unrecognized tax benefits that, if recognized, will have an impact on the company's effective tax rate.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that the total amount of unrecognized tax benefits will change in 2017. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2017 or unanticipated findings on tax audits of open years in various jurisdictions.
In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2016, 2015, and 2014.
The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2007 to 2016 remain open to examination by certain of these major taxing jurisdictions.
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
During 2015, the Company granted a total of 1,200,000 shares of performance-based restricted stock awards, which vest on different dates, based on targeted trailing four quarters revenue of Open Mobile. In 2016, 600,000 shares of those performance-based restricted stock awards were canceled.
During 2014, the Company granted a total of 420,000 shares of performance-based restricted stock awards, that vest based on targeted quarterly revenue of Open Mobile which carry a service-condition to vest in full if performance has not been met at December 31, 2017, however, vesting will be accelerated upon the achievement of performance goals; none of which had vested at December 31, 2016 as the performance goals had not been met.
The Company had a total of 753,925 outstanding shares of performance-based restricted stock awards related to targeted EBITA, none of which had vested as of December 31, 2014. Those shares were no longer outstanding as of December 31, 2015.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards and Units Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2013	21,452,678	7,606,580	$1.89		2,949,675	$1.81
Authorized	3,472,551
Granted(1)	(1,505,000)	1,025,000	$1.56	$0.60	480,000	$1.18
Options Exercised		(135,499)	$1.03
Restricted Stock Vested(1)					(336,913)	$2.01
Terminated/canceled/forfeited	2,106,526	(1,675,189)	$2.76		(431,337)	$1.98
Balance at December 31, 2014	25,526,755	6,820,892	$1.64		2,661,425	$1.65
Authorized	3,246,685
Granted(2)	(5,373,000)	4,033,000	$0.97	$0.45	1,340,000	$0.92
Options Exercised		(131,780)	$0.88
Restricted Stock Vested(2)					(43,334)	$1.25
Terminated/canceled/forfeited	4,083,092	(1,604,167)	$1.99		(2,478,925)	$1.66
Balance at December 31, 2015	27,483,532	9,117,945	$1.29		1,479,166	$0.98
Authorized	3,229,224
Granted	(4,197,000)	4,137,000	$1.24	$0.62	60,000	$1.21
Options Exercised		(2,650,009)	$1.13
Restricted Stock Vested					(93,335)	$1.08
Terminated/canceled/forfeited	2,554,651	(1,924,651)	$1.91		(630,000)	$0.92
Reduce Evergreen Shares(3)	(15,000,000)
Balance at December 31, 2016	14,070,407	8,680,285	$1.18		815,831	$1.03

(1)
Restricted stock granted during 2014 represent awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. Restricted stock vested during 2014 represent 378,250 restricted stock awards released (net of 41,337 shares withheld for taxes).

(2)
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

(3)
On July 5, 2016, the Board of Directors of Company resolved to reduce the share reserve under the iPass Inc. 2003 Equity Incentive Plan ("Plan") by 15,000,000 shares, and eliminate the "evergreen" provision in the Plan.

The aggregate intrinsic value of options exercised was approximately $0.8 million for the years ended December 31, 2016. The aggregate intrinsic value of options exercised was less than $0.1 million, and $0.1 million for the years ended December 31, 2015, and 2014, respectively.
The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.71— $.9355	3,051,274	8.25	$0.90	1,126,121	$0.89
.9356 — 1.18	3,367,860	8.30	1.14	775,597	1.08
1.19— 4.00	2,261,151	7.40	1.63	892,252	1.82
Total	8,680,285	8.05	1.18	2,793,970	1.24

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2016	8,680,285	$1.18	8.10	$4,360
Options vested and expected to vest at December 31, 2016	7,213,829	$1.18	7.89	$3,652
Options exercisable at December 31, 2016	2,793,970	$1.24	6.23	$1,397
Stock-Based Compensation
The following table sets forth the total stock-based compensation expense from continuing operations included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Network operations	$33	$(186)	$202
Research and development	131	(92)	266
Sales and marketing	153	(80)	452
General and administrative	787	(220)	1,076
Total	$1,104	$(578)	$1,996

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Stock options	$906	$484	$815
Restricted stock	136	(1,138)	1,105
Employee stock purchase plan	62	76	76
Total	$1,104	$(578)	$1,996
Above tables are different from the stock-based compensation expenses disclosed in the consolidated statements of cash flows for the year ended December 31, 2014, which includes stock-based compensation expenses related to discontinued operations.
As of December 31, 2016, there was $2.5 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 3.0 years. As of December 31, 2016, there was $0.1 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, net of expected forfeitures which is expected to be recognized over the remaining weighted average vesting period of 0.9 years.
Valuation Assumptions
The weighted average estimated fair value of stock options granted during the years ended December 31, 2016, 2015, and 2014 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free rate	1.45%	1.35%	1.07%
Expected dividend yield	—%	—%	—%
Expected volatility	55%	53%	53%
Expected term	5.8 years	4.6 years	3.5 years

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended December 31, 2016, 2015 and 2014, the Company did not pay any cash dividends on its common stock and does not expect to pay cash dividends in the future.
The total grant date fair value of the performance stock awards granted during the years ended December 31, 2015 and 2014 was approximately $1.2 million and $0.6 million, respectively, which will be recognized over the requisite service periods. There were no new performance stock awards in 2016. We believe vesting of all performance stock awards based solely on performance is not probable at December 31, 2016.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). As of December 31, 2016, the Company reserved 7.5 million shares of common stock for issuance under the ESPP plan and approximately 4.6 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or $25,000 worth of common stock in any one calendar year. During the years ended December 31, 2016, 2015 and 2014, 51,341, 79,009, and 118,501 shares were purchased at average per share prices of $0.72, $0.91, and $1.27, respectively.
Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2016, 2015, and 2014 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free rate	0.58%	0.32%	0.10%
Expected dividend yield	—%	—%	—%
Expected volatility	44%	62%	63%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

Note 11. Commitments and Contingencies
Leases and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, as of December 31, 2016, are as follows:

Operating Leases
(In thousands)
Year ending December 31:
2017	$1,476
2018	1,094
2019	1,082
2020	926
$4,578
Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2016, 2015, and 2014 was $1.7 million, $1.9 million, and $2.3 million, respectively.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through 2018. Future minimum purchase commitments under all agreements are as follows:

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2017	$29,076
2018	3,625
$32,701
Sales Tax Liabilities
The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During subsequent years, this liability was reduced through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability to $1.0 million in 2016 and $0.9 million in 2015, which is included in other long-term liabilities.
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

Note 12. Employee 401(k) Plan
The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2016, 2015 and 2014, there have been no employer contributions under this plan.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(7,770)	$(15,493)	$(12,205)
Net income from discontinued operations	—	—	19,179
Net income (loss)	$(7,770)	$(15,493)	$6,974

Denominator:
Weighted average shares outstanding - basic and diluted	64,344,937	62,940,299	62,613,671

Net income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.12)	$(0.25)	$(0.19)
Income from discontinued operations	—	—	0.30
Net income (loss) per share	$(0.12)	$(0.25)	$0.11

The following items have been excluded from the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	5,340,915	5,628,172	4,703,978
Restricted stock awards, including participating securities	265,832	1,907,500	2,195,750
Total	5,606,747	7,535,672	6,899,728
The weighted-average exercise price of options to purchase common stock excluded from the computation was $1.35, $1.50, and $2.20, for the years ended December 31, 2016, 2015, and 2014, respectively.

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
The following table summarizes total Company revenue from continuing operations by country or by geographical region:

	For the Year Ended December 31,
	2016	2015	2014
United States	41%	41%	35%
Europe, Middle East and Africa	49%	48%	48%
Asia Pacific	9%	10%	15%
Rest of the world	1%	1%	2%

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No individual country, except for the United States and Germany, accounted for 10% or more of total revenues for the year ended December 31, 2016. No individual country, except for the United States, Germany, and the United Kingdom, accounted for 10% or more of total revenues for the years ended December 31, 2015 and 2014. Revenues in Germany accounted for 14%, 15%, and 15% of total revenues in 2016, 2015, and 2014, respectively. Revenues in the United Kingdom accounted for 10% and 11% of total revenues in 2015 and 2014, respectively. One customer accounted for 10% of total revenues for the years ended December 31, 2016, 2015, and 2014, respectively.

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
Income tax expense was recorded in discontinued operations for the year ended December 31, 2014 of approximately $7.3 million. This primarily reflects tax expense on income or gains from discontinued operations with an offsetting benefit in continuing operations of $7.1 million for the years ended December 31, 2014. The offsetting tax benefits in 2014 represented the Company’s ability to utilize net operating losses to offset tax associated with the gain on the sale of the Unity business.
The following table presents the revenues and components of discontinued operations, net of tax:

Year Ended December 31, 2014
Revenue(1)	$15,458
Income from discontinued operations before income taxes(1)	$1,506
Gain on sale of discontinued operations before income taxes(1)	25,014
Provision for income taxes	(7,341)
Income from discontinued operations, net of tax	$19,179

(1)	Amounts recorded through June 30, 2014, date of the sale agreement of the Unity business segment.

The table above excludes certain shared overhead costs and transfer pricing adjustments that were previously allocated to the Unity business segment in the historical iPass consolidated financial statements that were filed with the Securities and Exchange Commission ("SEC") as ASC 205-20 prohibits the allocation of general overhead costs to the discontinued operation. The provisions for income taxes primarily reflects tax expense on discontinued operations including the gain on sale, which is mostly offset by tax benefit in continuing operations.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Stock Repurchase Program
On November 3, 2015, the Board authorized a share repurchase program of up to $3.0 million of the Company’s
Common Stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program ran through December 31, 2016. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. During 2015, no shares had been repurchased under this program. During 2016, the Company repurchased 339,228 shares for $345,296 under the repurchase program, for an average price of $1.02 per share.

Item 16.	Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/S/ GARY A. GRIFFITHS
Gary A. Griffiths President and Chief Executive Officer (Principal Executive Officer)
Date: March 14, 2017

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

Signature	Title	Date

/S/ GARY A. GRIFFITHS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2017
Gary A. Griffiths

/S/ DARIN R. VICKERY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2017
Darin R. Vickery

/S/ MICHAEL J. TEDESCO	Chairman and Director	March 14, 2017
Michael J. Tedesco

/S/ MICHAEL M. CHANG	Director	March 14, 2017
Michael M. Chang

/S/ DAVID PANOS	Director	March 14, 2017
David Panos

/S/ DAMIEN J. PARK	Director	March 14, 2017
Damien J. Park

/S/ JUSTIN R. SPENCER	Director	March 14, 2017
Justin R. Spencer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to (recovered from) Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2016	$241	$11	$110	$142
2015	172	83	14	241
2014	1,010	(169)	669	172

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

10.13*	iPass Inc. Severance Benefit Plan. (Filed as Exhibit 10.25 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2009, and incorporated by reference herein.)

10.14*	Form of Indemnity Agreement. (Filed as Exhibit 10.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2014, and incorporated by reference herein.)

10.15
Lease Agreement, dated October 26, 1999, between iPass Inc. and Westport Joint Venture (as amended). (Filed as Exhibit 10.8 to our Registration Statement Form S-1, as amended (SEC File No. 333-102715), originally filed on January 24, 2003 and amended on July 1, 2003, and incorporated by reference herein.)

10.16
OEM Service Provider License Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc., and amendments thereto. (Filed as Exhibit 10.13 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.17
Support Agreement, dated February 29, 2000, between RSA Security, Inc. and iPass Inc. (Filed as Exhibit 10.14 to our Form 10-K (SEC File No. 000-50327), filed on March 16, 2006, and incorporated by reference herein.)

10.18
Lease Agreement, dated September 22, 2014, between iPass Inc. and Westport Office Park, LLC. (Filed as Exhibit 10.25 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

10.19*	2016 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (Registration No. 000-50327), filed on May 2, 2016, which description is incorporated herein by reference.)

10.20*
2015 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on February 20, 2015, which description is incorporated herein by reference, as amended as described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on November 2, 2015, which description is incorporated herein by reference.)

10.21*	Offer Letter with Gary A. Griffiths, dated February 16, 2015 (Filed as Exhibit 10.28 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.).

10.22*	Offer Letter with Patricia Hume, dated February 16, 2015 (Filed as Exhibit 10.29 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.).

10.23*	Compensation arrangement with Darin Vickery (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on June 4, 2015, and incorporated by reference herein.).

10.24
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