Form 10-Q
period 2017-03-31
IPASS INC
filed 2017-05-09
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 139a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 28, 2017 was 65,784,605.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,472	$16,072
Accounts receivable, net of allowance for doubtful accounts of $169 and $142, respectively	10,934	12,361
Prepaid expenses	1,590	1,344
Other current assets	211	225
Total current assets	26,207	30,002
Property and equipment, net	2,202	2,485
Other assets	709	688
Total assets	$29,118	$33,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,583	$7,069
Accrued liabilities	3,609	3,874
Deferred revenue, short-term	3,126	2,412
Total current liabilities	13,318	13,355
Deferred revenue, long-term	91	67
Other long-term liabilities	1,034	1,123
Total liabilities	14,443	14,545
Stockholders’ equity:
Common stock	68	68
Additional paid-in capital	224,137	223,777
Accumulated deficit	(209,530)	(205,215)
Total stockholders’ equity	14,675	18,630
Total liabilities and stockholders’ equity	$29,118	$33,175
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$14,286	$14,731
Cost of revenue and operating expenses:
Network access costs	9,559	7,442
Network operations	1,692	2,098
Research and development	1,974	2,140
Sales and marketing	2,454	2,837
General and administrative	2,772	2,990
Restructuring charges and related adjustments	—	758
Total cost of revenue and operating expenses	18,451	18,265
Operating loss	(4,165)	(3,534)
Interest income (expense), net	14	5
Foreign exchange loss, net	(49)	(110)
Loss before income taxes	(4,200)	(3,639)
Provision for income taxes	115	91
Net loss	$(4,315)	$(3,730)
Comprehensive loss	$(4,315)	$(3,730)

Net loss per share - basic and diluted
Net loss per share	$(0.07)	$(0.06)

Weighted average shares outstanding - basic and diluted	65,567,707	63,146,622

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,315)	$(3,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	350	188
Depreciation and amortization	454	706
Deferred income taxes	—	1
Provision for doubtful accounts	39	61
Changes in operating assets and liabilities:
Accounts receivable	1,388	(432)
Prepaid expenses and other current assets	(232)	388
Other assets	(21)	(16)
Accounts payable	(435)	613
Accrued liabilities	(265)	(284)
Deferred revenue	738	(204)
Other liabilities	(89)	24
Net cash used in operating activities	(2,388)	(2,685)
Cash flows from investing activities:
Purchases of property and equipment	(222)	(1)
Net cash used in investing activities	(222)	(1)
Cash flows from financing activities:
Net proceeds from issuance of common stock	10	113
Principal payments for vendor financed property and equipment	—	(282)
Stock repurchase	—	(271)
Net cash provided by (used in) financing activities	10	(440)
Net decrease in cash and cash equivalents	(2,600)	(3,126)
Cash and cash equivalents at beginning of period	16,072	20,294
Cash and cash equivalents at end of period	$13,472	$17,168
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$46	$45
Accrued amounts for acquisition of property and equipment	$73	$61
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. The Condensed Consolidated Financial Statements as of and for the year ended December 31, 2016, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing.

•
ASUs No. 2016-12 and 2016-20, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These ASUs do not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We established an internal implementation team and are planning to engage a third-party advisory firm to assist in the implementation of the new standard. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements, and to evaluate whether to adopt the guidance using the full or modified retrospective basis.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This update involved several aspects of the accounting for share-based payment transactions, including the income tax consequences. We adopted this ASU effective January 1, 2017. We elected not to change our methodology for forfeiture rates calculation and continue estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited, rather than recognizing forfeitures of share-based awards as they occur in the period of forfeiture. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements for the first quarter of 2017 and is not expected to have a material impact on the annual consolidated financial statements.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at March 31, 2017, and December 31, 2016, respectively:

	As of March 31, 2017				As of December 31, 2016
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$12,611	$—	$—	$12,611	$14,083	$—	$—	$14,083
Total financial assets	$12,611	$—	$—	$12,611	$14,083	$—	$—	$14,083

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2016 through March 31, 2017. As of March 31, 2017 and December 31, 2016, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities (refer to Note 5 and 6 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Equipment	$10,652	$10,492
Furniture and fixtures	378	378
Computer software	10,719	10,431
Construction in progress	20	303
Leasehold improvements	542	536
	22,311	22,140
Less: Accumulated depreciation and amortization	(20,109)	(19,655)
Property and equipment, net	$2,202	$2,485
For the three months ended March 31, 2017 and the three months ended March 31, 2016, depreciation expense was approximately $0.5 million and $0.7 million, respectively.
During the three months ended March 31, 2017, the Company retired less than $0.1 million gross property and equipment related to continuing operations. During the three months ended March 31, 2016, the Company did not retire any gross property and equipment related to continuing operations.

Note 4. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Accrued tax liabilities	$907	$927
Accrued bonus, commissions and other employee benefits	792	808
Accrued vendor financed software (1)	249	373
Amounts due to customers	841	869
Other accrued liabilities	820	897
	$3,609	$3,874

(1)	See Note 6 "Vendor Financed Property and Equipment"

Note 5. Accrued Restructuring
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges in 2015 and had approximately $0.2 million of payments remaining as of March 31, 2016 for employees termination costs. As of December 31, 2016, the Company completed all of the related payments associated with Q2 2015 Plan.
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") with the stated purpose to achieve positive Adjusted EBITDA profitability in 2016. The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in the India team. The Company recorded approximately $0.8 million of restructuring charges in 2016 and had approximately $0.2 million of payments remaining as of March 31, 2016. As of December 31, 2016, the Company has completed all of the related payments associated with Q1 2016 Plan.
The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Beginning balance	$—	$249
Restructuring charges and related adjustments	—	758
Payments and adjustments	—	(628)
Ending balance	$—	$379

Note 6. Vendor Financed Property and Equipment
In October 2013, the Company acquired enterprise database software (under a term unlimited license agreement) and infrastructure hardware. This purchase was financed through a vendor and was payable over three years. In April 2014, the Company acquired additional enterprise infrastructure hardware which was financed through the vendor and was payable over two years. The total purchases financed by the vendor were approximately $3.1 million. All payments were completed in fiscal year 2016.
In October 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year. Since October 2016, the Company made approximately $0.3 million of principal payments, and as of March 31, 2017, approximately $0.2 million was recorded in accrued liabilities. All payments are expected to be completed in fiscal year 2017, based on the payment terms.

Note 7. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of March 31, 2017, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2017	$1,138
2018	1,123
2019	1,082
2020	926
$4,269
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through March 2019.
Future minimum purchase commitments as of March 31, 2017, under all agreements are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2017	$21,696
2018	4,816
2019	6
$26,518

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

Note 8. Net Loss Per Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three months ended March 31, 2017 and 2016, the Company has excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share amounts)
Numerator:
Net loss	$(4,315)	$(3,730)

Denominator:
Weighted average shares outstanding - basic and diluted	65,567,707	63,146,622

Total loss per share - basic and diluted:
Total net loss per share	$(0.07)	$(0.06)
The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	4,455,596	6,888,435
Restricted stock awards, including participating securities	215,831	1,465,832
Total	4,671,427	8,354,267

Note 9. Segment and Geographical Information
The following table presents total Company revenue by country or by geographical region:

Mobility Services	Three Months Ended March 31,
	2017	2016
United States	43%	42%
Europe, Middle East and Africa	47%	45%
Asia Pacific	8%	12%
Rest of the World	2%	1%
For the three months ended March 31, 2017, the United States and Germany represented 43% and 15% of total revenue, respectively. One customer, a channel reseller, represented 11% of total revenues for the three months ended March 31, 2017.
For the three months ended March 31, 2016, the United States and Germany represented 42% and 14% of total revenue, respectively. One customer, a channel reseller, represented 10% of total revenues for the three months ended March 31, 2016.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 10. Stock Repurchase Program

On November 3, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $3.0 million of the Company’s common stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program ran through December 31, 2016. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. During the three months ending March 31, 2016, the Company repurchased 271,528 shares for $270,860 under the repurchase program, for an average price of $1.00.

Note 11. Subsequent Events
Management has evaluated events subsequent to March 31, 2017, through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements, and noted no additional significant subsequent event that needs to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key operating metrics that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2017, and March 31, 2016

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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

Overview
iPass (NASDAQ: IPAS) is s a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service ("SaaS") platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 60 million hotspots in more than 120 countries, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass app to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
We believe iPass has a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:

Our Technology Platform: Our application (app) is an intelligent cloud-based service manager that securely connects users and devices to our global Wi-Fi footprint. The app is built on the backbone of years of iPass’ intellectual property and is developed from our own Software Development Kit ("SDK") that allows partners and customers to integrate the same technological advancements into their own applications. Benefits of the technology include:

•
iPass SmartConnectTM which is evolving mobile connectivity expectations from “best efforts” to a truly intelligent always-best-connected experience, solving for problems like false positives, network outages, and low connection success rates.

•	Last-Mile VPN security to protect user data, even at free Wi-Fi hotspots.

•
Veri-FiTM big data aggregation and analysis intelligence to rate hotspots on critical quality of service criteria, optimize network performance attributes, and provide intelligent data to a variety of partner use cases.

•	Hotspot discovery and curation to keep our network growing both organically and commercially in the places our users need to use.

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

Enterprise (Business to Business or B2B): This go-to-market strategy focuses on providing mobile connectivity solutions to enterprises ranging from large to small. With an easy-to-download application, a user on a variety of platforms (Windows, Mac, iOS, Android) can quickly access our hosted service and connect to our over 60 million Wi-Fi hotspots around the globe. While we continue to have existing customers that procure our services under a variety of pay-as-you go or flat rate pricing plans, in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses.

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
For a detailed discussion regarding our mobility business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Significant Trends and Events
The following describes recent significant trends and events of our business.
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. While iPass SmartCommect is optimized for UNLIMITED customers, it can have unintended impacts on our legacy pay-per-use customers and associated revenues as it is designed to optimize the user quality of service attributes, such as connection success rates, often over purely connecting a user to any available hotspot, irrespective of the quality of that hotspot connection. In the first quarter of 2017, our pay-per-use revenue was adversely impacted as we continued to evolve the algorithms that optimize quality of service with always best-connected attributes. We introduced iPass SmartConnectTM SDK providing the tools to build adaptive network selection applications for smartphones, tablets, and laptops. Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications built using the iPass SDK have instant and secure access to the iPass network. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications.
Network Access Investments
We continue leveraging the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. To support our UNLIMITED strategy and to meet the needs of our customers' increasing consumption of Wi-Fi, we continue to invest in Network Access through selective investment decisions to lock up additional network capacity and drive the effective cost of data connectivity continually down. This investment allowed us to reach record high consumption of network hours in March 2017.
Customer Roll Out Initiatives
One area we struggled with in 2016 was converting committed sales contracts, as reported through our ACV metric, into recognized revenue. We had a significant amount of reported ACV in backlog at December 31, 2016 as contracts were delayed due to customer roll out schedules, difficulties in implementing our SDK technology, and other integration issues. In 2017, we have created a dedicated SDK support team and will be working closely with new customers and partners to accelerate rollouts and convert backlog into billing and ultimately revenue recognized at a more rapid pace.

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

	For the Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands)
Wi-Fi Network Users:
Enterprise	76	81	77	83	77
Strategic Partnerships	48	47	56	42	24
Total iPass Wi-Fi Network Users	124	128	133	125	101

Total iPass Active Platform Users	752	732	738	794	807
Hours Consumed	770	795	754	678	523
Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was as follows:

	For the Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Gross Margin	21.2%	34.9%	35.2%	37.9%	35.2%
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

	For the Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total Deferred Revenue	$3,217	$2,479	$2,563	$2,300	$2,348
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

	For the Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Annual Contract Value	$780	$4,771	$3,667	$2,287	$2,116

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates and judgments. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Mobile Connectivity Services	$14,286	$14,731
Enterprise	11,263	12,221
Strategic Partnerships	2,588	1,909
Legacy iPC	435	601

For the three months ended March 31, 2017, revenue decreased $0.4 million or 3% as compared to the same period in 2016. This was due to higher Strategic Partnership revenue of $0.7 million driven by ramping customers usage and new logo additions, offset in part by a combination of lower Enterprise revenue of $0.9 million and lower Legacy iPC revenue of $0.2 million.
Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Three Months Ended March 31,
	2017	2016
Gross Margin (%)	21.2%	35.2%

For the three months ended March 31, 2017, gross margin decreased by 14.0 percentage points, as compared to the same period in 2016 which is primarily due to the increase of our network access costs as a result of the investment in additional network capacity. We have purchased additional capacity to support our go to market initiatives on UNLIMITED and Strategic partners, and drive our cost per unit of network consumed down. While gross margin declined over 2016, our network access cost per hour consumed actually declined 13% over the same period.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consists of charges for network access which we pay to our network service providers and other direct cost of sales. We purchase NAC in a combination of pay-as-you-go and fixed-price-for-capacity arrangements.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Network access costs	9,559	7,442
As a percentage of total revenue	66.9%	50.5%
For the three months ended March 31, 2017, network access costs increased $2.1 million or 28.4%, as compared to the same period in 2016. This was mainly due to the purchasing strategy to commit spend to acquire additional network capacity and the significant increase in network hours consumption.
For the three months ended March 31, 2017, network access costs as a percentage of total revenue increased 16.4 percentage points, as compared to the same period in 2016. This was primarily due to the increase in commit spend to acquire additional network capacity and a decrease in our Enterprise revenue.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Network operations costs	1,692	2,098
As a percentage of total revenue	11.8%	14.2%
For the three months ended March 31, 2017, network operations expense decreased $0.4 million or 19.3%, as compared to the same period in 2016, due to decrease in headcount related expenses of $0.2 million as a result of our Q1 2016 restructuring plan and a decrease in depreciation expense of $0.2 million.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development expense	1,974	2,140
As a percentage of total revenue	13.8%	14.5%
For the three months ended M    arch 31, 2017, research and development expense decreased by $0.2 million or 7.8%, as compared to the same period in 2016, mainly due to decrease in headcount related expenses as a result of Q1 2016 restructuring plan.

Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Sales and marketing expense	2,454	2,837
As a percentage of total revenue	17.2%	19.3%
For the three months ended March 31, 2017, sales and marketing expense decreased by $0.4 million or 13.5%, compared to the same period in 2016, due to a decrease in commission expense of $0.3 million and decrease in marketing expense of $0.1 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
General and administrative expense	2,772	2,990
As a percentage of total revenue	19.4%	20.3%
For the three months ended March 31, 2017, general and administrative expense decreased $0.2 million or 7.3% as compared to the same period in 2016, mainly due to the decrease in headcount related expenses as a result of Q1 2016 restructuring plan.
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
For the three months ended March 31, 2017 and 2016, we did not enter into any hedging contracts.
Foreign exchange loss for the three months ended March 31, 2017 was less than $0.1 million primarily due to the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar. Foreign exchange loss for the three months ended March 31, 2016 was approximately $0.1 million.

Provision for Income Taxes
Income tax expense for each of the three months ended March 31, 2017 and 2016 was approximately $0.1 million, and is primarily related to foreign taxes on expected profits in the foreign jurisdictions.

Liquidity and Capital Resources
We had cash and cash equivalents of $13.5 million at March 31, 2017, compared to $16.1 million at December 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash Flows
Net cash used in operating activities	$(2,388)	$(2,685)
Net cash used in investing activities	(222)	(1)
Net cash provided by (used in) financing activities	10	(440)
Net decrease in cash and cash equivalents	$(2,600)	$(3,126)
Operating Activities
Net cash used in operating activities decreased by approximately $0.3 million for the three months ended March 31, 2017 compared to the same period in 2016. Changes in working capital in the 2017 period were favorable $1.0 million as a result of timing of payables, receivables and the increase in 2017 deferred revenue build. Cash used as a result of net loss, after adjustment for non-cash items, increased by approximately $0.7 million driven mostly by the increase in net loss.
Investing Activities
Net cash used in investing activities increased by approximately $0.2 million for the three months ending March 31, 2017 compared to the same period in 2016. This increase is primarily a result of higher purchases of property and equipment during the 2017 period.
Financing Activities
Net cash provided by financing activities increased by approximately $0.5 million for three months ending March 31, 2017 compared to the same period in 2016. The increase is due to the $0.3 million paid for the repurchased shares and $0.3 million paid as principal payment for vendor financed property and equipment in the first quarter of 2016, offset in part by $0.1 million of incremental cash collected on option exercises during the 2016 period.

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
The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2017 and December 31, 2016 was $0.3 million and $0.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three months ended March 31, 2017 was for network access costs, payroll related expenses, payments for vendor financing equipment purchase, and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of March 31, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$4,269	$1,458	$2,811	$—
Other Purchase Commitments	26,518	24,390	2,128	—
Total Contractual Obligations (1)	$30,787	$25,848	$4,939	$—

(1) See Note 7 "Commitments and Contingencies"

Our contractual commitments at December 31, 2016, were $37.3 million. For information on our contractual commitments at December 31, 2016, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2017, and December 31, 2016, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2017, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of March 31, 2017, we had cash and cash equivalents of $13.5 million and no short-term investments or restricted cash. As of December 31, 2016, we had cash and cash equivalents of $16.1 million and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our risk factors which are set forth below, have not changed substantively from those set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 57% of our revenues for the three months ended March 31, 2017, of which approximately 47% were generated in the EMEA region and approximately 10% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the three months ended March 31, 2017, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

iPass Inc.

Date: May 9, 2017	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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