Form 10-Q
period 2017-11-08
IPASS INC
filed 2017-11-08
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 139a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of November 1, 2017 was 66,742,123.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,057	$16,072
Accounts receivable, net of allowance for doubtful accounts of $113 and $142, respectively	9,576	12,361
Prepaid expenses	1,640	1,344
Other current assets	89	225
Total current assets	18,362	30,002
Property and equipment, net	1,705	2,485
Other assets	708	688
Total assets	$20,775	$33,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,729	$7,069
Accrued liabilities	3,512	3,874
Deferred revenue, short-term	2,714	2,412
Total current liabilities	15,955	13,355
Deferred revenue, long-term	108	67
Other long-term liabilities	1,019	1,123
Total liabilities	17,082	14,545
Stockholders’ equity:
Common stock	68	68
Additional paid-in capital	225,082	223,777
Accumulated deficit	(221,457)	(205,215)
Total stockholders’ equity	3,693	18,630
Total liabilities and stockholders’ equity	$20,775	$33,175
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$13,399	$15,877	$41,159	$47,105
Cost of revenue and operating expenses:
Network access costs	10,312	8,452	29,469	24,360
Network operations	1,629	1,838	4,835	5,716
Research and development	1,948	1,628	6,059	5,530
Sales and marketing	2,520	2,651	7,588	8,383
General and administrative	3,427	2,555	8,746	8,310
Restructuring charges and related adjustments	—	—	—	788
Total cost of revenue and operating expenses	19,836	17,124	56,697	53,087
Operating loss	(6,437)	(1,247)	(15,538)	(5,982)
Interest income, net	8	12	36	23
Foreign exchange loss, net	(173)	(45)	(351)	(275)
Loss before provision for income taxes	(6,602)	(1,280)	(15,853)	(6,234)
Provision for income taxes	56	61	389	214
Net loss	$(6,658)	$(1,341)	$(16,242)	$(6,448)
Comprehensive loss	$(6,658)	$(1,341)	$(16,242)	$(6,448)

Net loss per share - basic and diluted
Net loss per share	$(0.10)	$(0.02)	$(0.25)	$(0.10)

Weighted average shares outstanding - basic and diluted	65,878,405	64,546,665	65,683,241	63,893,371

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,242)	$(6,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,041	776
Depreciation and amortization	1,144	1,989
Provision for doubtful accounts	146	(13)
Changes in operating assets and liabilities:
Accounts receivable	2,639	(989)
Prepaid expenses and other current assets	(160)	1,361
Other assets	(20)	(18)
Accounts payable	3,033	(382)
Accrued liabilities	(362)	(644)
Deferred revenue	343	11
Other liabilities	(104)	62
Net cash used in operating activities	(8,542)	(4,295)
Cash flows from investing activities:
Purchases of property and equipment	(737)	(299)
Net cash used in investing activities	(737)	(299)
Cash flows from financing activities:
Net proceeds from issuance of common stock	264	2,673
Principal payments for vendor financed property and equipment	—	(854)
Stock repurchase	—	(345)
Net cash provided by financing activities	264	1,474
Net decrease in cash and cash equivalents	(9,015)	(3,120)
Cash and cash equivalents at beginning of period	16,072	20,294
Cash and cash equivalents at end of period	$7,057	$17,174
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$180	$194
Accrued amounts for acquisition of property and equipment	$—	$1
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The Condensed Consolidated Financial Statements that accompany these notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. The Condensed Consolidated Financial Statements as of and for the year ended December 31, 2016, were derived from audited financial statements but do not include all disclosures required by GAAP. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. This interim financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

Going Concern
The accompanying financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months from the date the financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, limited liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, management is considering the need for additional financing or the implementation of additional cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.
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

The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company created an internal implementation team and engaged a third-party advisory firm to assist in the implementation of the new standard. The Company established a two-phase plan and recently completed Phase I which involved a high-level adoption analysis and limited review of contracts with customers and commission agreements. As it begins Phase II, the Company will continue to assess the overall impact the adoption of ASU 2014-09 will have on its consolidated financial statements. At this time, the Company is still determining the best and appropriate method of adoption.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at September 30, 2017, and December 31, 2016, respectively:

	As of September 30, 2017				As of December 31, 2016
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$5,661	$—	$—	$5,661	$14,083	$—	$—	$14,083
Total financial assets	$5,661	$—	$—	$5,661	$14,083	$—	$—	$14,083

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2016 through September 30, 2017. As of September 30, 2017 and December 31, 2016, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities (refer to Note 5 and Note 6 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Equipment	$10,785	$10,492
Furniture and fixtures	378	378
Computer software	10,719	10,431
Construction in progress	36	303
Leasehold improvements	542	536
	22,460	22,140
Less: Accumulated depreciation and amortization	(20,755)	(19,655)
Property and equipment, net	$1,705	$2,485

For the three months and nine months ended September 30, 2017, depreciation expense was approximately $0.3 million and $1.1 million, respectively. For the three months and nine months ended September 30, 2016, depreciation expense was approximately $0.6 million and $2.0 million, respectively.
During the three and nine months ended September 30, 2017, the Company retired less than $0.1 million gross property and equipment. During the three months ended September 30, 2016, the Company did not retire any property and equipment. During the nine months ended September 30, 2016, the Company retired less than $0.1 million gross property and equipment.

Note 4. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued tax liabilities	$886	$927
Accrued bonus, commissions and other employee benefits	732	808
Accrued vendor financed software (1)	—	373
Amounts due to customers	831	869
Other accrued liabilities	1,063	897
	$3,512	$3,874

(1)	See Note 6 "Vendor Financed Property and Equipment"

Note 5. Accrued Restructuring
During the second quarter of 2015, the Company announced a restructuring plan (the "Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go to market strategy, and accelerate the cash flow break-even point for the Company. The Q2 2015 Plan reduced headcount globally by approximately 14% and the Company recorded approximately $4.2 million of restructuring charges in 2015 and had less than $0.1 million of payments remaining as of September 30, 2016 for employees termination costs. As of December 31, 2016, the Company had completed all of the related payments associated with Q2 2015 Plan.
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") with the stated purpose to achieve positive Adjusted EBITDA profitability in 2016. The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in the India team. The Company recorded approximately $0.8 million of restructuring charges in 2016 and as of September 30, 2016, the Company had completed all of the related payments associated with Q1 2016 Plan.
The following is a rollforward of restructuring liability for the Plans:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Beginning balance	$—	$11
Restructuring charges and related adjustments	—	—
Payments and adjustments	—	(10)
Ending balance	$—	$1

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Beginning balance	$—	$250
Restructuring charges and related adjustments	—	788
Payments and adjustments	—	(1,037)
Ending balance	$—	$1

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
In October 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year. Since October 2016, the Company made approximately $0.5 million of principal payments, and as of September 30, 2017, all payments were completed.

Note 7. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of September 30, 2017, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2017	$414
2018	1,330
2019	1,184
2020	926
$3,854
The Company has contracts with certain network service and other infrastructure providers which have minimum purchase commitments that expire on various dates through December 2019. Future minimum purchase commitments under these agreements as of September 30, 2017, are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2017	$8,401
2018	6,926
2019	417
$15,744

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

Note 8. Net Loss Per Share
Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan, unless the result of adding such shares would be anti-dilutive. Unvested participating securities are included in the weighted daily average number of shares outstanding used in the calculation of diluted net income per common share, but are excluded from the calculation of diluted net loss per share. In a net loss position, basic and diluted net loss per common share are equal, since the weighted average number of shares used to compute diluted net loss per common share excludes anti-dilutive securities, including participating securities. As a result of the Company’s net loss for the three and nine months ended September 30, 2017 and 2016, the Company has excluded all potential shares of common stock from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)
Numerator:
Net loss	$(6,658)	$(1,341)	$(16,242)	$(6,448)

Denominator:
Weighted average shares outstanding - basic and diluted	65,878,405	64,546,665	65,683,241	63,893,371

Total loss per share - basic and diluted:
Total net loss per share	$(0.10)	$(0.02)	$(0.25)	$(0.10)
The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	9,254,623	4,736,258	6,299,980	6,447,978
Restricted stock awards, including participating securities	202,498	219,164	215,831	265,832
Total	9,457,121	4,955,422	6,515,811	6,713,810

Note 9. Segment and Geographical Information
The following table presents total Company revenue by country or by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	48%	43%	46%	43%
Europe, Middle East and Africa	44%	44%	44%	44%
Asia Pacific	4%	11%	6%	12%
Rest of the World	4%	2%	4%	1%
For the three months and nine months ended September 30, 2017, the United States represented 48% and 46% of revenue, respectively, and Germany represented 16% and 15% respectively. One customer, a channel reseller, represented 10% of total revenues for the nine months ended September 30, 2017.
For the three months and nine months ended September 30, 2016, the United States represented 43% of revenue for both periods, and Germany represented 13% and 14% respectively. One customer, a channel reseller, represented 10% of total revenues for the nine months ended September 30, 2016.
Substantially all of the Company’s long-lived assets are located in the United States.

Note 10. Stock Repurchase Program

On November 3, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $3.0 million of the Company’s common stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program ran through December 31, 2016. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. During the nine months ending September 30, 2016, the Company repurchased 339,228 shares for $345,296 under the repurchase program, for an average price of $1.02. During the nine months ending September 30, 2017, the Company did not repurchase any shares.

Note 11. Subsequent Events
Management has evaluated events subsequent to September 30, 2017, through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements, and noted no additional significant subsequent event that needs to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key operating metrics that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and nine months ended September 30, 2017, and September 30, 2016

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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

Overview
iPass (NASDAQ: IPAS) is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service ("SaaS") platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 62 million hotspots in more than 180 countries, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass app to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
We believe iPass has a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:

Our Technology Platform: Our application ("app") is an intelligent cloud-based service manager that securely connects users and devices to our global Wi-Fi footprint. The app is built on the backbone of years of iPass’ intellectual property and is developed from our own Software Development Kit ("SDK") that allows partners and customers to integrate the same technological advancements into their own applications. Benefits of the technology include:

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

Our Back-end Infrastructure: We have a global authentication fabric of integrated servers, cloud-based virtualized assets, and software that is interconnected with over 160 unique global Wi-Fi networks. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the over 62 million hotspots we aggregate look and feel like iPass hotspots; there is no need to enter personal data, watch commercials, or spend any nonproductive time logging into these locations, the platform just connects. Between our physical colocation facilities and our growing virtualization of cloud-based infrastructure assets, we have the ability to process millions of data records per day to drive the performance of our aggregated network and the evolving use cases of our big data analyses. The architecture is built on a telecom based transaction and reporting clearing back-end that would be time consuming and expensive to replicate.

Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of over 62 million hotspots in over 180 countries and territories, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations. In addition, with our embedded curation feature, we continue to identify and provide access to millions more free access hotspots in virtually every country in the world, providing additional connectivity options for our SmartConnect users. As a proponent of the sharing economy, our footprint also includes millions of community and free hotspots, providing the overlay benefits of our iPass SmartConnect technology aggregating all available connection opportunities for the users of our service.

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
Enterprise (Business to Business or B2B): This go-to-market strategy focuses on providing mobile connectivity solutions to enterprises ranging from large to small. With an easy-to-download application, a user on a variety of platforms (Windows, Mac, iOS, Android) can quickly access our hosted service and connect to our over 62 million Wi-Fi hotspots around the globe. While we continue to have existing customers that procure our services under a variety of pay-as-you go or flat rate pricing plans, in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses. UNLIMITED customers generated 20% of total revenue for the quarter ended September 30, 2017.

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

EVERYWHERE - World’s largest Wi-Fi network
Users have access to EVERYWHERE in our global network. We continue to add strategic partners, bolstering our footprint in planes, trains, hotels, airports, restaurants, and cafes. And with our business development activities and B2B2C channel expansion, our services are proliferating on user devices around the globe.

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
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. While iPass SmartConnect is optimized for UNLIMITED customers, it can have unintended impacts on our legacy pay-per-use customers and associated revenues as it is designed to optimize the user quality of service attributes, such as connection success rates, often over purely connecting a user to any available hotspot, irrespective of the quality of that hotspot connection. During the nine months ended September 30, 2017, our pay-per-use revenue was adversely impacted as we continued to evolve the algorithms that optimize quality of service with always best-connected attributes. In the third quarter, these issues were mostly resolved and, despite seasonality that historically makes the third quarter our weakest quarter, third quarter usage actually increased 11% from the second quarter of 2017. This increase was in spite of the September hurricanes that grounded many flights in the southwest United States. Our iPass SmartConnectTM SDK, provides the tools to build adaptive network selection applications for smartphones, tablets, and laptops.  Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications built using the iPass SDK have instant and secure access to the iPass network. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications.
Network Access Investments
We continue leveraging the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. To support our UNLIMITED strategy and to meet the needs of our customers' increasing consumption of Wi-Fi, we continue to invest in Network Access through selective investment decisions to lock up additional network capacity and drive the effective cost of data connectivity continually down. While we have not been successful in filling our network capacity purchases, we do continue to drive down the cost per unit of our network access costs ("NAC"), to $3.65 per hour in the third quarter of 2017, from $3.74 per hour in the third quarter of 2016, and $4.02 per hour, $4.80 per hour, and $5.12 per hour in full year 2016, 2015, and 2014, respectively. While NAC was $29.5 million for the nine months ended September 30, 2017, at this point we only have $6.3 million of committed NAC spend in full year 2018, allowing considerable flexibility in renegotiating supplier agreements next year and optimizing our capacity buys. Our lack of success in filling our network capacity purchases is one of the largest single risks associated with the going concern issue discussed in the "Liquidity and Capital Resources" Section.

Customer Roll-Out Initiatives
One area we struggled with in 2016 was converting committed sales contracts, as reported through our ACV metric, into recognized revenue. We had a significant amount of reported ACV at December 31, 2016 as contracts were delayed due to customer roll-out schedules, difficulties in implementing our SDK technology, and other integration issues. In 2017, we created a dedicated SDK support team and are working closely with new customers and partners to accelerate rollouts and to increase the conversion of ACV into billing and revenue. Through September 30, 2017, we have had only limited success in accelerating the conversion of ACV but continue to refine our efforts, as evidenced by our $1.2 million incremental conversion over the prior quarter. We believe that our ability to convert backlog to revenue is one of the largest single risks associated with the going concern issue discussed in the "Liquidity and Capital Resources" Section.

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
The following table summarizes the number of active users of iPass services as well as the hours consumed (in thousands). Each number of users below is calculated as the average number of active users per month, during a given quarter, for which a fee billed by iPass for either Wi-Fi or Platform service. Hours represent the monthly average hours consumed by our Wi-Fi Network Users during a given quarter. The slight decline in active platform users from the second quarter of 2017 to the third quarter of 2017 is due to customer churn and seasonality as the third quarter historically has less usage.

	For the Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016

Wi-Fi Network Users:
Enterprise	68	74	76	81	77
Strategic Partnerships	69	65	48	47	56
Total Wi-Fi Network Users	137	139	124	128	133

Total Active Platform Users	742	786	752	732	738

Network Hours Consumed:
Unlimited and Strategic Partnerships	645	521	407	402	371
Other Pricing Plans	298	327	363	393	383
Total Network Hours Consumed	943	848	770	795	754
Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was as follows:

	For the Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Gross Margin	10.9%	17.5%	21.2%	34.9%	35.2%
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

	For the Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total Deferred Revenue	$2,822	$2,859	$3,217	$2,479	$2,563
Annual Contract Value ("ACV")
Annual Contract Value represents the annualized sales value committed under contract for newly acquired customers or significant upsell, in total across our Enterprise and Strategic Partnership go-to-market strategies, in the period. While ACV does not represent current revenue, we believe it is a lead indicator of future revenue, especially as we migrate to a more SaaS-like recurring monthly subscription model under UNLIMITED pricing. Because ACV is not an alternative measure for GAAP revenue, but only an operational metric to provide insight on the health and progress of our sales pipeline and revised go-to-market strategy, the signing of committed contract value should not be assumed to have met our entire revenue recognition criteria. For example, while persuasive evidence of an arrangement always exists before reporting ACV, service may not yet have been provided to the customer or collections may not yet be determined to be reasonably assured. We make reasonable efforts to substantiate the viability of all reported ACV, but future events could change that conclusion. As an example, when a previously reported ACV customer fails to perform under the committed contract, such remaining calculated ACV will be reversed in the current period reported ACV. In the second quarter of 2017, we reversed $1.9 million of previously reported ACV due to contract terminations or significant delays in roll out schedules. The following table represents ACV (in thousands):

	For the Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Annual Contract Value	$933	$(991)	$780	$4,771	$3,667

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these policies. On an ongoing basis, we evaluate our estimates and judgments. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Revenue Mobile Connectivity Services	$13,399	$15,877	$41,159	$47,105
Enterprise	9,724	11,885	31,723	37,003
Unlimited Customers	2,729	1,824	7,113	3,610
Other Pricing Plan Customers	6,995	10,061	24,610	33,393
Strategic Partnerships	3,263	3,457	8,152	8,401
Legacy iPC	412	535	1,284	1,701

For the three months ended September 30, 2017, revenue decreased $2.5 million or 15.6% as compared to the same period in 2016. This was due to lower Enterprise revenue from Other Pricing Plan Customers of $3.0 million due to churn, partially offset by migration and increases of Unlimited Customers of $0.9 million, in addition to a $0.3 million out of period adjustment recording the cumulative effect of a major supplier converting from a one-month lag to current month billings, and lower strategic and legacy revenue of $0.2 million each.

For the nine months ended September 30, 2017, revenue decreased $5.9 million or 12.6% as compared to the same period in 2016. This was due to lower Enterprise revenue from Other Pricing Plan Customers of $8.7 million which included a $0.3 million out of period adjustment discussed in the previous paragraph, partially offset by an increase of unlimited price plan of $3.5 million, in addition to lower revenue from strategic of $0.2 million and legacy revenue of $0.5 million, respectively.

Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network related services. This Gross margin is defined as Total Revenue less Network Access Costs less Network Operations costs divided by total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross Margin (%)	10.9%	35.2%	16.7%	36.2%
For the three and nine months ended September 30, 2017, gross margin decreased by 24.3 and 19.5 percentage points, respectively, as compared to the same period in 2016 which is primarily due to the increase of our network access costs as a result of the investment in additional network capacity, as well as a decrease in total revenue. We have purchased additional capacity to support our go to market initiatives on UNLIMITED and Strategic partners, and drive down our cost per unit of network consumed. While our unit costs to acquire network have declined, revenue decreases have been steeper resulting in declining gross margin.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consists of charges for network access which we pay to our network service providers and other direct cost of sales. We purchase NAC in a combination of pay-as-you-go and fixed-price-for-capacity arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Network access costs	$10,312	$8,452	$29,469	$24,360
As a percentage of total revenue	77.0%	53.2%	71.6%	51.7%
For the three and nine months ended September 30, 2017, network access costs increased by approximately $1.9 million or 22.0% and $5.1 million or 21.0%, as compared to the same period in 2016. This was mainly due to the purchasing strategy to commit spend to acquire additional network capacity as well as a significant increase in network hours consumed.
For the three and nine months ended September 30, 2017, network access costs as a percentage of total revenue increased 23.8 and 19.9 percentage points, respectively, as compared to the same period in 2016. This was primarily due to the increase in commit spend to acquire additional network capacity and a decrease in our Enterprise revenue.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, transaction center fees, network equipment depreciation, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Network operations costs	$1,629	$1,838	$4,835	$5,716
As a percentage of total revenue	12.2%	11.6%	11.7%	12.1%
For the three and nine months ended September 30, 2017, network operations expense decreased $0.2 million or 11.4% and $0.9 million or 15.4%, as compared to the same period in 2016, mainly due to a decrease in depreciation expense.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Research and development expense	$1,948	$1,628	$6,059	$5,530
As a percentage of total revenue	14.5%	10.3%	14.7%	11.7%
For the three months ended September 30, 2017, research and development expense increased by $0.3 million or 19.7%, as compared to the same period in 2016, mainly due to increase in licenses and fees of $0.2 million.
For the nine months ended September 30, 2017, research and development expense increased by $0.5 million or 9.6%, as compared to the same period in 2016, mainly due to increase in licenses and fees.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Sales and marketing expense	$2,520	$2,651	$7,588	$8,383
As a percentage of total revenue	18.8%	16.7%	18.4%	17.8%
For the three months ended September 30, 2017, sales and marketing expense decreased by $0.1 million or 4.9%, compared to the same period in 2016, due to a decrease in spending on marketing programs.
For the nine months ended September 30, 2017, sales and marketing expense decreased by $0.8 million or 9.5%, compared to the same period in 2016, mainly due to a decrease in each of marketing programs and compensation of $0.4 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
General and administrative expense	$3,427	$2,555	$8,746	$8,310
As a percentage of total revenue	25.6%	16.1%	21.2%	17.6%
For the three months ended September 30, 2017, general and administrative expense increased by $0.9 million or 34.1%, as compared to the same period in 2016, due to a charge of $0.7 million primarily related to legal fees incurred in connection with the investigation of a claim by a former employee, in addition to an increase in consulting services of $0.2 million.
For the nine months ended September 30, 2017, general and administrative expense increased by $0.4 million or 5.2%, as compared to the same period in 2016, mainly due to a charge of $0.7 million primarily related to legal fees incurred in connection with the investigation of a claim by a former employee, an increase in bad debt allowance and consulting of $0.2 million each, partially offset by a $0.7 million decrease related to headcount.
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
For the three and nine months ended September 30, 2017 and 2016, we did not enter into any hedging contracts
Foreign exchange loss for the three and nine months ended September 30, 2016 was less than $0.1 million and $0.3 million, respectively primarily due to the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar.

Foreign exchange loss for the three and nine months ended September 30, 2017 was approximately $0.2 million and $0.4 million, respectively, primarily due to the re-measurement of certain assets and liabilities denominated in currencies other than the U.S. Dollar.

Provision for Income Taxes
Income tax expense for the three and nine months ended September 30, 2017 was approximately $0.1 million and $0.4 million, respectively, and is primarily related to foreign taxes on expected profits in the foreign jurisdictions. Income tax expense for the three months and nine months ended September 30, 2016 was approximately $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $7.1 million at September 30, 2017, compared to $16.1 million at December 31, 2016.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows
Net cash used in operating activities	$(8,542)	$(4,295)
Net cash used in investing activities	(737)	(299)
Net cash provided by financing activities	264	1,474
Net decrease in cash and cash equivalents	$(9,015)	$(3,120)
Operating Activities
Net cash used in operating activities increased by approximately $4.2 million for the nine months ended September 30, 2017 compared to the same period in 2016, mostly by the increase in net loss. Changes in working capital in the 2017 period were favorable by $6.0 million as a result of timing of payables and receivables. Cash used as a result of net loss, after adjustment for non-cash items, increased by approximately $10.2 million driven mostly by the increase in net loss.
Investing Activities
Net cash used in investing activities increased by approximately $0.4 million for the nine months ending September 30, 2017 compared to the same period in 2016. This increase is primarily due to the timing of payments for equipment purchased during the 2016.
Financing Activities
Net cash provided by financing activities decreased by approximately $1.2 million for nine months ending September 30, 2017 compared to the same period in 2016. The decrease is due to a $2.4 million decrease in incremental cash collected on option exercises as compared to the 2016 period, offset in part by $0.3 million paid for the repurchased shares and $0.9 million paid as principal payment for vendor financed property and equipment in 2016.

Sources of Cash and Future Cash Requirements

We have historically relied on existing cash and cash equivalents for our liquidity needs. We use a professional investment management firm to manage a large portion of our cash, which is invested primarily in money market accounts. We believe that based on our current revenue prospects and our anticipated cash flows from operations, our existing cash balances will not be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. Achievement of our objectives will be dependent upon the ability to obtain additional capital, to generate revenue from current and planned business operations, or to control our costs.  However, there is no assurance that we will be able to achieve these objectives; therefore, substantial doubt about our ability to continue as a going concern exists.
The amount of cash and cash equivalents held by our foreign subsidiaries as of September 30, 2017 and December 31, 2016 was $0.6 million and $0.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three months ended September 30, 2017 was for network access, payroll related expenses, payments for vendor financing equipment purchase, and general operating expenses including marketing, office rent, and capital expenditures.

Contractual Obligations
The following are our contractual obligations as of September 30, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$3,854	$1,428	$2,426	$—
Other Purchase Commitments	15,744	13,765	1,979	—
Total Contractual Obligations (1)	$19,598	$15,193	$4,405	$—

(1) See Note 7 "Commitments and Contingencies"

Our contractual commitments at December 31, 2016, were $37.3 million. For information on our contractual commitments at December 31, 2016, see “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at September 30, 2017, and December 31, 2016, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2017, were the Euro, the British Pound, and the Indian Rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. Dollar. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of September 30, 2017, we had cash and cash equivalents of $7.1 million and no short-term investments or restricted cash. As of December 31, 2016, we had cash and cash equivalents of $16.1 million and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that based on our current revenue prospects and our anticipated cash flows from operations, our existing cash balances will not be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new solutions and partnerships or enhance existing solutions and partnerships, enhance our operating infrastructure, expand our sales and marketing capabilities, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges would be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, which would harm our operating results.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 53% of our revenues for the nine months ended September 30, 2017, of which approximately 44% were generated in the EMEA region, approximately 6% were generated from APAC, and approximately 3% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the nine months ended September 30, 2017, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2016, management identified a material weakness in our controls around analyzing significant, complex, or unusual arrangements, and the related application of relevant GAAP. Based on the results of management’s internal controls assessment as of December 31, 2016, the material weakness was remediated (in the fourth quarter of 2016). There can be no assurance that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we fail to maintain improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements or adversely affect the results of periodic management evaluations and annual auditor attestation reports. We could be required to restate our financial results.  Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price or to stockholder litigation.

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

12.1	Computation of Ration of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date:	November 8, 2017	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)