Form 10-K
period 2017-12-31
IPASS INC
filed 2018-03-08
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2017, as reported by the Nasdaq Global Select Market on that date: $85,539,763. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 1,876,889 shares held by directors and, officers as of June 30, 2017. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of February 28, 2018, was 70,345,276.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2018, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report on Form 10-K.

iPASS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this annual report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Overview
iPass (Nasdaq: IPAS) is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service ("SaaS") platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 64 million hotspots globally, at airports, hotels, train stations, convention centers, outdoor venues, inflight, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass application ("app") to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
We believe iPass has a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:
Our Technology Platform: Our app is an intelligent cloud-based service manager that securely connects users and devices to our global Wi-Fi footprint. The app is built on the backbone of years of iPass’ intellectual property and is developed from our own Software Development Kit ("SDK") that allows partners and customers to integrate the same technological advancements into their own applications. Benefits of the technology include:
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
Our Back-end Infrastructure: We have a global authentication fabric of integrated servers, cloud-based virtualized assets, and software that is interconnected with major commercial networks around the globe. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the over 64 million hotspots we aggregate look and feel like iPass hotspots; there is no need to enter personal data, watch commercials, or spend any nonproductive time logging into these locations; the platform just connects. Between our physical colocation facilities and our growing virtualization of cloud-based infrastructure assets, we have the ability to process millions of data records per day to drive the performance of our aggregated network and the evolving use cases of our big data analyses. The architecture is built on a telecom-based transaction, reporting, and clearing back-end that would be time consuming and expensive to replicate.
Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of over 64 million hotspots globally, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations. In addition, with our embedded curation feature, we continue to identify and provide access to millions more free access hotspots in virtually every country in the world, providing more connectivity options for our SmartConnectTM users.

The combination of the above assets allows us to drive three distinct but interconnected monetization streams in the future; technology integration through our SDK, big data intelligence, and our mobile connectivity solutions.

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
Enterprise (Business to Business or B2B): Representing almost 80% of total revenue, this go-to-market strategy focuses on providing mobile connectivity solutions to enterprises, from large to small. With an easy-to-download app, a user on a variety of platforms (Windows, Mac, iOS, Android) can quickly access our hosted service and connect to our over 64 million Wi-Fi hotspots around the globe. While we continue to have existing customers that procure our services under a variety of pay-as-you go or flat rate pricing plans ("Other Pricing Plans"), in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses.
Strategic Partnerships (Business to Business to Consumer or B2B2C): At 20% of total revenue, this strategy is executed through business development deals intended to open channel distributions for our product to reach the consumer market. While the channel customer may use a combination of our platform, technology infrastructure, or network, each deal is negotiated independently based on specific customer needs. Strategic Partnerships include global Original Equipment Manufacturers ("OEMs"), loyalty programs like credit card companies, software product and service providers, and communication companies. With the advent of our SDK and big data generated from iPass SmartConnectTM, we envision additional monetization streams in the future with our strategic partners.

Our Corporate Strategy
We intend to leverage our unique set of assets across our go-to-market strategies to drive growth in new customer acquisition, subscribed users, devices accessing our services, and big data analytics. To achieve this strategy, we have developed our product and service delivery across three main value creation initiatives.
UNLIMITED - Wi-Fi without boundaries
For a flat monthly per user rate, users have UNLIMITED access to our global network. Using our iPass SmartConnectTM technology and big data intelligence, we maximize the user experience while effectively optimizing our network cost structure.
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

	For the Year Ended December 31,
	2017	2016	2015
United States	47%	41%	35%
Europe, Middle East and Africa	45%	49%	48%
Asia Pacific	5%	9%	15%
Rest of the world	3%	1%	2%
One customer, a channel reseller, accounted for 11% of total revenues from operations for the year ended December 31, 2017 and 10% of total revenue from operations for the years ended December 31, 2016, and 2015, respectively.

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
Over 95% of our long-lived assets were located in the United States at December 31, 2017 and 2016.

Seasonality
We generally experience seasonality in our business due to decreased business travel during the summer, particularly in Europe, and during the year-end holiday season which results in lower usage of our network services. Seasonal trends or other factors, such as bad weather, may cause fluctuations in our business results.

Network Service Providers
We have contractual relationships with numerous telecommunications carriers, Internet service providers and other network service providers that enable us to offer our network services around the world. We pay network service providers for access to their network on a usage, session or subscription basis. Most of these contracts have a one or two-year term, after which either party can terminate or renegotiate the contract with notice. The contracts we have entered into with providers can be exclusive or non-exclusive and may contain minimum commitments for the purchase of network access.

Sales and Marketing
Our sales organization is structured into regional account teams, which include sales management, sales engineers and customer success teams. We sell our services directly through our global sales force and indirectly through our reseller and strategic partners. We have sales and marketing offices in the United States, United Kingdom, Germany, France, Singapore and Netherlands. As of December 31, 2017, our sales organization comprised 45 individuals: 24 in North America, 16 in Europe, Middle East and Africa (“EMEA”) and 5 in Asia Pacific. Our sales and marketing expenses were $10.2 million, $11.2 million, and $10.3 million in 2017, 2016, and 2015, respectively.
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

Competition
The market for global mobile connectivity is fragmented with a variety of competitors, both direct and indirect, including telecom operators, cloud-based platform operators, cable companies, and smaller Internet service providers. We partner with many point Wi-Fi providers to drive incremental users to their connectivity resources, helping to further monetize their assets via our roaming customer base. Our unique technology infrastructure and global partnerships with Wi-Fi networks creates a scale and user experience that we believe is hard to replicate by any single competitor, and creates an important differentiating factor for us. However, since we do not own our Wi-Fi network, our competitors who own their Wi-Fi networks can offer lower Wi-Fi pricing than we can offer in specific markets, can bundle Wi-Fi network access with other services, and can use these additional service offerings to drive increased brand awareness.
We believe the principal competitive factors in our industry include the following:

•	Global roaming coverage;

•	Perception of technology benefits;

•	Ease of use and reliability of service;

•	Price, both of Wi-Fi connectivity, and of alternative connectivity options such as 3G/4G;

•	Brand awareness;

•	Perceived benefit of connectivity by customers and strategic partners;

•	Access to data to differentiate services and drive additional value propositions;

•	Security concerns; and

•	Bundled connectivity services.
See "Item 1A – Risk Factors" for additional details regarding competitive factors that could adversely impact our business, financial condition, or results of operations.

Research and Development
We are committed to continuous enhancement of our underlying technology and to innovate and incorporate new technologies and features into our services and network architecture. Our research and development efforts are focused on improving and enhancing our platform and service offerings, including developing an SDK for our partners to easily integrate our technology into their applications.
As of December 31, 2017, our research and development organization consisted of 60 employees, approximately 18 in North America and 42 in India. Our research and development expenses were $8.0 million, $7.3 million, and $10.0 million in 2017, 2016, and 2015, respectively.

Intellectual Property
We believe our technology and platform contains valuable intellectual property. We rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated in our services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have a patent portfolio, related to our mobile connectivity services, consisting of 26 U.S. patents and twelve international patents. Our patents expire between 2017 and 2036. We currently have two U.S. patent applications pending, and four international patent applications pending (in the same subject areas as the U.S. patent applications). iPass, the iPass logo, iPass SmartConnect, and Veri-Fi are registered trademarks. We have also applied for or registered company trademarks in the U.S. and numerous other countries.

Employees
As of December 31, 2017, we had 158 employees of which 70 were located in North America, 64 in Asia Pacific, and 24 in EMEA.

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
We may require additional capital to support our business, and such capital may not be available.

We believe that based on our current revenue prospects, our anticipated cash flows from operations, and our existing equity financing agreement available to us, our existing cash balances may not be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We intend to continue to make investments to support business and may require additional funds to respond to business challenges, which include the need to develop new solutions and partnerships or enhance existing solutions and partnerships, enhance our operating infrastructure, expand our sales and marketing capabilities, and acquire complementary businesses, technologies or assets. Accordingly, we may need to engage in additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders will experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business and to respond to business challenges would be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, or significantly reduce operating expenses, which would harm our operating results.
The sale of common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.
On November 17, 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital in which Aspire Capital committed to purchase, at our election, up to an aggregate of $10.0 million shares of common stock over a period of 24 months. Through December 31, 2017, we have issued 3,108,153 shares of common stock to Aspire Capital under the CSPA for gross proceeds of approximately $1.2 million. From January 1, 2018 through March 8, 2018, we sold an additional 1,200,000 shares for $0.5 million. We may ultimately sell all of the amount of common stock remaining under the CSPA to Aspire Capital, and Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the CSPA. Shares acquired by Aspire Capital pursuant to the CSPA will result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise deem acceptable. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the CSPA may be terminated by us at any time at our discretion without any penalty or cost to us.

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
A significant number of our customers have purchased our Flat Rate network price plans, and we are signing new customers to our iPass UNLIMITED plan. In these plans, our customers pay a flat rate price to access our network services. However, in some situations we continue to pay our providers based on actual network usage (pay-as-you-go). The rate we charge in these plans is based on statistical predictions of usage across a pool of users within a customer. If actual usage is higher than expected, our expenses may increase without a commensurate increase in revenues, and our ability to achieve profitability could be negatively impacted.
Starting in 2014, we implemented certain fixed rate buying structures with some providers to mitigate this risk. However, buying network access at a fixed rate creates additional risk if our customers were to use less Wi-Fi than anticipated in the future, which could result in our costs exceeding our revenues and could negatively impact our profitability.
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
Customer adoption and deployment of our platform has been slower than we expected, and if it does not increase, our ability to significantly grow our services business and achieve profitability could be harmed.
The future success of our business will depend in large part on our current and prospective customers’ timeliness of adoption and deployment of our platform and related services. Key risks associated with our platform and services are as follows:
Customer adoption and deployment of our platform may be slow. We believe that the growth of our business is dependent on the timely adoption and deployment of our platform by our customers. A material delay in the adoption and deployment of the platform by our customers, will adversely impact our ability to grow revenues and achieve profitability.
Customer deployment of our platform may not result in increased use of our services. We believe it is important to the future success of our business that users of our services increase their usage and network services to validate our value proposition. We believe that the deployment by our customers of our platform will lead to increased usage of our platform services and correspondingly, our network services, which will lead to an increase in our revenue. We also believe increased deployment of our platform will generate additional data and more intrinsically valuable data analytics, both of which are critical to growing our Veri-Fi product revenues. However, even if a significant portion of our customers deploy our platform, there is no guarantee that our customers will use our services more frequently.
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
We sell our services directly through our sales force and indirectly through our strategic and channel partners, which include telecommunication carriers, systems integrators, value-added resellers, OEMs, and business to business to consumer partnerships. A large percentage of our sales outside of the United States are made through these partners. Our business depends on the efforts and the success of these partners in marketing our services to their customers. Our own ability to promote our services directly to our partners’ customers is often limited. Many of our partners may offer services to their customers that may be similar to, or competitive with, our services. Therefore, these partners may not actively promote our services. If our partners fail to market our services effectively, our ability to grow our revenue could be reduced and our business may be impaired.
If our Strategic Partnership service offerings do not achieve expanded market acceptance, our ability to grow our business could be harmed.
Our Strategic Partnership service offerings incorporate our platform, global authentication fabric, and global Wi-Fi network to provide reseller, wholesale, and partners around the world with the infrastructure to offer their customers new Mobile Connectivity Services. We have entered into contracts with a number of customers for our Strategic Partnership services, but ramping revenues takes time to develop. We have devoted significant resources to building our Strategic Partnership service line of business. If Strategic Partnership service offerings do not achieve expanded market acceptance and generate meaningful revenues, or if these partners fail financially, our financial condition may be harmed.
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
Cybersecurity risks and privacy concerns related to Internet-based services could reduce demand for our services.
The secure transmission of confidential information and mission critical data when using Internet-based services is extremely important to our customers. A key component of our ability to attract and retain customers is the security measures that we have engineered into our network for the authentication of the end-user’s credentials. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, that is attributable to our services, the market perception of the effectiveness of our cybersecurity measures could be harmed resulting in a negative impact to our business.
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
Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that encryption of users’ data does not hinder law enforcement agencies’ access to that data. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation ("GDPR"), coming into application in the European Union ("EU") on May 25, 2018, will apply to some of our activities conducted from an establishment in the EU or related to products and services that we offer to EU users. The GDPR will create a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-

certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory and political developments in both Europe and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
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
The Wi-Fi access market continues to develop at a rapid pace. We derive a significant portion of our revenues from wireless broadband “hotspots,” such as certain airports, hotels, airplanes and convention centers. The Wi-Fi access market continues to develop rapidly, in particular: the market for enterprise connectivity services through Wi-Fi is characterized by evolving industry standards and specifications and there is currently no uniform standard for Wi-Fi access. Furthermore, although the use of wireless frequencies generally does not require a license in the United States and abroad, if Wi-Fi frequencies become subject to licensing requirements, or are otherwise restricted, this would substantially impair the growth of Wi-Fi access. Some large telecommunications providers and other stakeholders that pay large sums of money to license other portions of the wireless spectrum may seek to have the Wi-Fi spectrum become subject to licensing restrictions. In addition, certain government agencies such as the Federal Communications Commission ("FCC") may implement policies and regulations that limit the value of our services to certain segments of our customers. If the Wi-Fi access market develops in ways that limit access growth, our ability to generate substantial revenues from Wi-Fi access could be harmed.
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
We generate a substantial portion of our revenues from international customers. Revenues from customers domiciled outside of the United States were approximately 53% of our revenues for the year ended December 31, 2017, of which approximately 45% were generated in the EMEA region and approximately 8% were generated throughout the rest of the world. The functional currency of our foreign subsidiaries is the U.S. Dollar and we currently bill nearly all of our services in U.S. Dollars. However, we pay certain expenses in local currencies. During the years ended December 31, 2017, 2016 and 2015, we have not entered into any hedging contracts to manage foreign currency exposure. Our international operations subject our business to specific risks that could negatively impact our business, including:

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

The June 23, 2016 referendum by British voters to exit the EU (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. In the longer term, any impact from Brexit on our business, financial results and operations, will depend, in part, on the future terms of the U.K.’s relationship with the EU, and could create uncertainty surrounding our business, including our relationships with our existing and future customers, suppliers and employees.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that material weaknesses or other control or significant deficiencies will not be identified in the future. If we fail to maintain appropriate controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements or adversely affect the results of periodic management evaluations and annual auditor attestation reports. We could be required to restate our financial results.  Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price or to stockholder litigation.
Our common stock is subject to delisting proceedings from the Nasdaq Global Select Market.
On September 15, 2017, we received a letter from the listing qualifications department of the Nasdaq Stock Market notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules.
On November 14, 2017, we received a letter from the listing qualifications department of Nasdaq notifying us that for the prior 30 consecutive business days the minimum market value of our common stock was below $50 million, the minimum amount required by the continued listing requirements of Nasdaq listing rule 5450(b)(2)(A).
We have until March 14, 2018, to regain compliance or request an additional 180 day extension. In order to be granted an extension, we are required to submit a formal plan to Nasdaq outlining our path to regain compliance. If we fail to regain compliance or submit an adequate plan, our common stock may be delisted from Nasdaq. The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and impair stockholders' ability to sell or purchase our common stock.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act that significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of future net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new capital investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits, including the deductibility of executive compensation. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
Price Range of Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “IPAS”. The following table sets forth the intra-day high and low sale price of our common stock, in each quarterly period presented within the two most recent years, as reported on the Nasdaq Global Select Market:

	Price range
	High	Low
Year ended December 31, 2017:
First Quarter	$1.69	$0.98
Second Quarter	1.51	1.09
Third Quarter	1.36	0.51
Fourth Quarter	0.89	0.49
Year ended December 31, 2016:
First Quarter	$1.15	$0.81
Second Quarter	1.34	1.06
Third Quarter	1.73	1.20
Fourth Quarter	1.89	1.35
We had 70,345,276 shares of our common stock outstanding as of February 28, 2018, held by 69 holders of record, although there are a significantly larger number of beneficial owners of our common stock.
Dividends
We did not pay cash dividends on our common stock in 2017 or 2016. We currently do not expect to pay cash dividends, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.
Performance Graph(1)
The performance line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Market Index and the Russell 2000 Index for the five years ended December 31, 2017. The graph and table assumes that $100 was invested on December 31, 2012 in our common stock, the NASDAQ Market Index and the Russell 2000 Index and that all the dividends were reinvested.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	2017
iPass Inc.	$100.00	$85.79	$74.86	$54.64	$90.16	$28.42
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
Nasdaq Market Index	100.00	140.12	160.78	171.97	187.22	242.71
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

	2017	2016	2015	2014	2013

Statement of Continuing Operations Data
Revenue	$54,401	$63,222	$62,564	$69,804	$77,729
Total cost of revenues and operating expenses	74,463	70,571	77,475	89,253	92,673
Operating loss	(20,062)	(7,349)	(14,911)	(19,449)	(14,944)
Net loss from continuing operations	(20,555)	(7,770)	(15,493)	(12,205)	(14,705)
Basic and diluted net loss per share from continuing operations	(0.31)	(0.12)	(0.25)	(0.19)	(0.23)
Cash dividends declared per common share	—	—	—	—	—
Total assets	$18,403	$33,175	$37,843	$55,255	$54,916
Total stockholders’ equity	791	18,630	22,601	38,481	29,242

On June 30, 2014, we signed and closed the sale of our Unity Managed Network Services business unit. As a result, fiscal 2014 results of operations and all prior comparative periods are recast to reflect the Unity Managed Network Services business as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Consolidated Financial Data" and our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion contains forward-looking statements, based on current expectations and related to our plans, estimates, beliefs and anticipated future financial performance. These statements involve risks and uncertainties and our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors," "Forward-Looking Statements" and elsewhere in this filing.
Overview

We are a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device.
This section is organized as follows:

Key Corporate Objectives	Our overall strategy and goals
Significant Trends and Events	Operating, financial and other material highlights affecting our company
Key Operating Metrics	Discussion of key metrics and measures that we use to evaluate our operating performance
Segment Financial Information and Geographic Information	Discussion of the segment of our business: Mobile Connectivity Services
Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results
Results of Operations	An analysis of our financial results comparing the years ended December 31, 2017, December 31, 2016 and December 31, 2015
Liquidity and Capital Resources	An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity

Key Corporate Objectives
We are focused on leveraging our unique set of assets across our go-to-market strategies to drive growth in new customer acquisition, subscribed users, devices accessing our services, and big data analytics. To achieve these objectives, we have rebuilt our product and service delivery across three main value creation initiatives; UNLIMITED, EVERYWHERE, and INVISIBLE. For a detailed discussion regarding our key corporate objectives, see section entitled “Our Strategy” under “Item 1. Business.”

Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in 2017:
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions. Because iPass SmartConnectTM is optimized for UNLIMITED customers, it can have unintended impacts on our legacy pay-per-use customers and associated revenues. iPass SmartConnectTM is designed to optimize the user quality of service attributes, such as connection success rates, over connecting a user to any available hotspot, irrespective of the quality of that hotspot connection. During the year ended December 31, 2017, our pay-per-use revenue was adversely impacted as we continued to evolve the algorithms that optimize quality of service with always best-connected attributes.
Our iPass SmartConnectTM SDK provides the tools to build adaptive network selection applications for smartphones, tablets, and laptops.  Developers can access iPass core technologies to activate, authenticate, connect, and create custom interfaces for presenting and selecting Wi-Fi networks. Applications or core technologies built using the iPass SDK have instant and secure access to the iPass network and the benefits of all the related data that is collected. The SDK is designed for enterprises, operators and solution vendors seeking to leverage iPass wireless connectivity technology in their applications. In the fourth quarter, we announced the launch of Veri-Fi suite of mobile device analytics and big data services. This data can help iPass customers and prospects create new applications and services from iPass technology, broadening iPass’ reach and addressable market not only to network providers, but also to retail, fintech, advertising, hospitality, and app developers.

Network Access Investments
We continue to leverage the power of network curation, community, and strategic partner procurement. And while pure numbers emphasize an element of our EVERYWHERE initiative, more importantly we are enhancing our network through our platform technology to improve the user experience and mitigate issues like “false positives” (a network that broadcasts a signal but is not active in the iPass footprint), failed authentications, poor bandwidth, or other quality issues. To support our UNLIMITED strategy and to meet the needs of our customers' increasing consumption of Wi-Fi, we continue to invest in network access through selective investment decisions to lock up additional network capacity and drive the effective cost of data connectivity continually down. Due to unexpected customer terminations and slower rollout ramps, we significantly over purchased network capacity in 2017, but our effective cost per hour still declined 4% over 2016. While we have not been successful in filling our network capacity purchases, we continue to drive down the cost per unit of our network access costs ("NAC"). As of December 31, 2017, we have $10.8 million of committed NAC spend in full year 2018, allowing considerable flexibility in renegotiating supplier agreements and optimizing our capacity buys.
Customer Roll-Out Initiatives
In 2017, we struggled to convert previously signed and committed contracts into production and revenue recognition. The issues ranged from lack of development resources on our part to support a multitude of simultaneous implementations to poor execution or prioritizing on the part of our partners. We evolved our pre-sales screening process to be more focused and selective in choosing our sales targets, signed several implementation or reseller partners to distribute the workload, and renegotiated commitments with customers who were unable to pay their committed fees due to delays in production. Our ability to close new business and accelerate the customers to early implementation will be critical in 2018 to prevent this from becoming an ongoing issue.
Capital Raise
On August 31, 2017, we filed a shelf registration statement on Form S-3 with the SEC to enable us to offer up to $20.0 million of securities as described in that prospectus. On November 16, 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC ("Aspire Capital") that allows us to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the CSPA, Aspire Capital purchased from us 1,867,692 shares of common stock for a total purchase price of $1.0 million. The Company also issued to Aspire Capital 840,461 commitment shares. Beyond the initial purchase, we, at our discretion, have the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. As of December 31, 2017, we had sold an additional 400,000 shares to Aspire Capital for $0.2 million.

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

Network Hours Consumed
Network Hours Consumed represent the average monthly number of hours used by our customers in a given quarter. This operating metric is an indicator of the improvement of our technology performance, our customers' satisfaction, and the expansion of our network.

The following table summarizes the number of active users of iPass services as well as the network hours consumed (in thousands). Each number of users below is calculated as the average number of active users per month, during a given quarter, for which a fee billed by iPass for either Wi-Fi or Platform service. Network hours represent the monthly average hours consumed by our Wi-Fi network users across our two categories of go-to-market customers.

	For the Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Wi-Fi Network Users:
Enterprise	65	68	74	76	81
Strategic Partnerships	53	69	65	48	47
Total Wi-Fi Network Users	118	137	139	124	128

Total Active Platform Users	774	742	786	752	732

Network Hours Consumed:
Unlimited and Strategic Partnerships	500	645	521	407	402
Other Pricing Plans	271	298	327	363	393
Total Network Hours Consumed	771	943	848	770	795
On an annual cost per hour basis, NAC has steadily declined from $4.80 per hour in 2015, to $4.02 in 2016, to $3.86 in 2017.
Gross Margin
Gross Margin represents Total Revenue less Network Access Costs less Network Operations costs divided by Total Revenue and is comprehensive and insightful to the overall performance of the business, incorporating our overall costs to acquire, support, maintain, and provide network and network related services. Gross margin by quarter over the last five quarters was as follows:

	For the Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Gross Margin	20.9%	10.9%	17.5%	21.2%	34.9%
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

	For the Quarter Ended
	December 31, 2017	September 30, 2017		June 30, 2017	March 31, 2017	December 31, 2016
Total Deferred Revenue	$3,825	$2,822	2,859	$2,859	$3,217	$2,479
Annual Contract Value (ACV)
Annual Contract Value represents the annualized sales value committed under contract for newly acquired customers or significant upsell, in total across our Enterprise and Strategic Partnership go-to-market strategies. While ACV does not represent current revenue, it is a leading indicator of future revenue, especially as we migrate to a more SaaS-like recurring monthly subscription model under UNLIMITED pricing. Because ACV is not an alternative measure for GAAP revenue, but only an operational metric to provide insight on the health and progress of our sales pipeline and revised go-to-market strategy, the signing of committed contract value should not be assumed to have met our entire revenue recognition criteria. For example, while persuasive evidence of an arrangement always exists before reporting ACV, service may not yet have been provided to the customer or collections may not yet be determined to be reasonably assured. We make reasonable efforts to substantiate the viability of all reported ACV, but future events could change that conclusion. As an example, when a previously reported ACV customer fails to perform under the committed contract, such remaining calculated ACV will be reversed in the current period reported ACV. The metric is reported net, meaning any reversals of a prior period reported ACV due to collections issues, early account terminations, or significant delays in launches are subtracted from the current period ACV. The following table represents ACV (in thousands):

	For the Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Gross ACV	$1,564	$933	$915	$780	$5,138
ACV reversals	(381)	—	(1,906)	—	(367)
Net ACV	$1,183	$933	$(991)	$780	$4,771

Segment Financial Information and Geographic Information

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

Performance -Based Restricted Stock Awards
Certain restricted stock awards have performance-based goals based on the achievement of targeted quarterly revenue or targeted earnings, which require an assessment of the probability and timing of vesting. We amortize stock-based compensation expense for performance-based awards on a graded vesting basis over the vesting period, after assessing probability of achieving the requisite performance criteria. Estimating the time in which we expect to achieve the requisite performance criteria requires judgment. If events or circumstances occur that cause us to revise our estimated vest dates, we recognize the unamortized expense prospectively over the revised estimated vesting period. Such a change in estimated vest dates could have a material impact on our financial statements. As of December 31, 2017, there were no outstanding awards solely based on performance.

Recently Issued Accounting Standards

The information set forth in Note 1 to the consolidated financial statements under the caption Recent Accounting Pronouncements is incorporated herein by reference.

Results of Operations
Sources of Revenues
We differentiate and analyze our revenue generation streams as follows:
Enterprise revenues consist of Wi-Fi, platform, and other fees charged to enterprise customers of the iPass service. Revenues are generated by customers that purchase our service on a per user per month subscription basis ("Unlimited Customers") or under a variety of other pricing models which may include pay-as-you-go usage, flat rate pricing per active user, separate platform fees, and other ancillary services such as consulting or platform customization ("Other Pricing Plan Customers").
Strategic Partnership revenues consist of Wi-Fi, platform, technology, Veri-Fi, and other fees charged to our strategic partnership customers. In contrast to Enterprise revenue, pricing on these deals is negotiated specific to the customer needs and can include per device charges, platform only charges (including SDK), cost-plus or pay-as-you-go arrangements on Wi-Fi usage, and various other repricing mechanisms.
Legacy iPC revenues consist of Dial-up and 3G network, our iPC platform, and related platform services, as well as iPC driven network usage, including iPC user driven Wi-Fi and minimum commit shortfall.

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Mobile Connectivity Services	$54,401	$63,222	$62,564
Enterprise	41,760	49,090	52,623
Unlimited Customers	10,085	5,567	654
Other Pricing Plan Customers	31,675	43,523	51,969
Strategic Partnerships	10,958	11,925	6,127
Legacy iPC	1,683	2,207	3,814

For the year ended December 31, 2017, revenue decreased $8.8 million or 14% as compared to the same period in 2016. This was largely due to lower Enterprise revenue of $7.3 million, of which $11.8 million related to a decrease from Other Pricing Plan Customers, partially offset by an increase of $4.5 million in Unlimited Customers. Revenue from Strategic Partnerships decreased $1.0 million. This decrease was due to a decrease of $2.1 million from ongoing Strategic Partnership customers, partially offset by revenue from Veri-Fi Data of $0.8 million and $0.4 million in iPass SmartConnect technology. Legacy iPC revenue decreased by $0.5 million as a result of expected lower usage for our 3G, Dial-up, and iPC services.
For the year ended December 31, 2016 compared to 2015, overall revenue increased $0.6 million or 1%. This was driven by an increase in Strategic Partnership revenues of $5.8 million. This was partially offset by a combination of Enterprise revenues decreasing $3.6 million and Legacy iPC revenue decreasing by $1.6 million. Enterprise revenue was lower principally due to a decrease in Other Pricing Plan Customers from churn or write-downs, offset by an increase in Unlimited Customers. Legacy iPC revenue was lower as a result of the expected reduction in usage for our 3G, Dial-up, and iPC services. Strategic Partnership revenue was higher on newly signed customers and ramping users.

Gross Margin
We use gross margin as a metric to assist us in assessing the profitability of our various network and network-related services. Our overall gross margin is defined as total revenue less network access cost less network operations expense divided by total revenue.

	Year Ended December 31,
	2017	2016	2015
Gross Margin (%)	17.7%	35.8%	38.8%
For the year ended December 31, 2017, gross margin decreased by 18.1 percentage points, as compared to the same period in 2016 which is primarily due to the increase of our network access costs as a result of the investment in additional network capacity, as well as a decrease in total revenue. We purchased additional capacity to support our go-to-market initiatives on UNLIMITED and Strategic Partnerships, and to drive down our cost per unit of network consumed. While we were able to reduce our cost per unit, the decrease in revenue was steeper resulting in a declining gross margin.
The 3.0 percentage point decrease in gross margin from 2015 to 2016 was primarily due to the decline in high margin Platform revenue and the growth of Strategic Partnerships revenue, which has a lower margin. This was offset in part by lower network operations costs due primarily to the reduction in headcount.
Cost of Revenues and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)
Network access costs	$38,548	$33,150	$28,472
As a percentage of revenue	70.9%	52.4%	45.5%

For the year ended December 31, 2017, network access costs as a percentage of total revenue increased 18.5 percentage points, as compared to the same period in 2016. This was primarily due to the increase in commit spend to acquire additional network capacity and a decrease in our Enterprise revenue.

Network access costs as a percentage of total revenue increased 6.9 percentage points from 2015 to 2016, primarily due to the decrease in platform revenue as there are no network access costs associated with our platform revenues and the increased mix of lower margin inflight revenues.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, co-location center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)
Network operations expense	$6,235	$7,411	$9,788
As a percentage of revenue	11.5%	11.7%	15.6%
The decrease in network operations expenses of approximately $1.2 million or 16% for 2017 compared to 2016 was primarily due to decrease in headcount costs of $0.4 million and a decrease in depreciation expense of $0.9 million due to some property and equipment reaching the end of their estimated useful life.
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

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)
Research and development expenses	$7,953	$7,276	$9,987
As a percentage of revenue	14.6%	11.5%	16.0%
The increase in research and development expenses of approximately $0.7 million or 9% for 2017 compared to 2016 was primarily due to an increase in software license and fees of approximately $0.6 million due to licensed software to assist the Company with the development of its curation technology.
The decrease in research and development expenses of approximately $2.7 million or 27% for 2016 compared to 2015 was primarily due to the decrease in headcount-related costs by $2.9 million as a result of the restructuring plans we conducted in May 2015 and February 2016.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)
Sales and marketing expenses	$10,245	$11,154	$10,334
As a percentage of revenue	18.8%	17.6%	16.5%
The decrease in sales and marketing expenses of approximately $0.9 million or 8% for 2017 compared to 2016 was primarily due to the decrease in headcount-related costs of $0.5 million and decrease in spending on marketing programs of $0.4 million.
The increase in sales and marketing expenses of approximately $0.8 million or 8% for 2016 compared to 2015 was primarily due to the increase in headcount-related costs of approximately $0.5 million and increase in marketing costs of $0.2 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)
General and administrative expenses	$11,482	$10,792	$14,662
As a percentage of revenue	21.1%	17.1%	23.4%
The increase in general and administrative expenses of approximately $0.7 million or 6% for 2017 compared to 2016 was primarily due to an $0.8 million increase in legal expenses of which a charge of $0.7 million related to legal fees incurred in connection with the investigation of a claim by a former employee, an increase in bad debt expense of $0.2 million, and an increase in consulting services of $0.2 million, offset by a decrease in headcount related costs of $0.5 million.
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

Restructuring Charges
Restructuring charges consist primarily of severance and benefits for personnel, lease termination and legal expenses.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)
Restructuring charges and related adjustments	$—	$788	$4,232
As a percentage of revenue	—%	1.2%	6.8%

During the first quarter of 2016, we announced a restructuring plan ("Q1 2016 Plan"). The Q1 2016 Plan reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in the India team. This resulted in a charge of approximately $0.8 million in 2016, and as of December 31, 2016 the Company had completed all of the related payments associated this restructuring Plan.
During the second quarter of 2015, we announced a restructuring plan ("Q2 2015 Plan") intended to flatten the organization, create a more nimble sales and delivery infrastructure to support a SaaS go-to-market strategy, and accelerate the cash flow break-even point for our company. The Q2 2015 Plan reduced headcount globally by approximately 14% across all functional areas. As of December 31, 2016 the Company completed all the related payments associated with this restructuring plan.
Non-Operating Income and Expenses
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
During the years ended December 31, 2017, 2016 and 2015, we did not enter any hedging contracts and foreign exchange losses were approximately $0.4 million, $0.2 million and $0.1 million, respectively. The foreign exchange losses in 2017 were mainly due the unfavorable re-measurement of foreign currency denominated assets and liabilities.
Provision For (Benefit From) Income Taxes
Income tax expenses was recorded for the years ended December 31, 2017, 2016, and 2015, of approximately $0.2 million, $0.2 million, and $0.3 million, respectively. The income tax expenses recorded for the years ended December 31, 2017, 2016, and 2015, primarily relates to foreign taxes on expected profits in the foreign jurisdictions.
The effective tax rate was a provision of 1%, 3% and 2% for 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $5.2 million at December 31, 2017, compared to $16.1 million at December 31, 2016.

	Twelve months ended December 31,
	2017	2016	2015
	(In thousands)
Cash Flows
Net cash used in operating activities	$(11,546)	$(5,482)	$(13,617)
Net cash provided by (used in) investing activities	(813)	(581)	738
Net cash provided by (used in) financing activities	1,446	1,841	(641)
Net decrease in cash and cash equivalents	$(10,913)	$(4,222)	$(13,520)
Operating Activities
Net cash used in operating activities increased by approximately $6.0 million from $5.5 million used for the year ended December 31, 2016 to $11.5 million for the same period in 2017. Net loss after adjustments for non-cash items declined by $13.2 million year over year, mainly due to the increase of net loss. The remaining variance was driven by normal working capital fluctuations.
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

Investing Activities
Net cash used by investing activities increased by approximately $0.2 million from the net cash used by investing activities of $0.6 million for the year ended December 31, 2016 to the net cash used by investing activities of $0.8 million for the same period in 2017. This increase is primarily due to paying off prior period accrual for property and equipment purchases.
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
Financing Activities
Net cash provided by financing activities decreased by approximately $0.4 million from $1.8 million for the year ended December 31, 2016 to $1.4 million for the same period in 2017. The decrease is mainly related to the decrease in 2017 compared to 2016 of cash from stock options exercises of $2.7, offset by $1.1 million net cash from issuance of common stock in 2017, $0.9 million used due to vendor equipment financing payoff in 2016, and $0.3 million of stock repurchased in 2016.
Net cash provided by financing activities increased by approximately $2.4 million from the net cash used in financing activities of $0.6 million for the year ended December 31, 2015 to the net cash provided by financing activities of $1.8 million for the same period in 2016. The increase is mainly related to the increase in 2016 compared to 2015 of cash from stock options exercises of $2.8 offset in part by cash paid for stock repurchase of $0.3 million.
Sources of Cash and Future Cash Requirements
We have historically relied on existing cash and cash equivalents for our liquidity needs. We use a professional investment management firm to manage a large portion of our cash, which is invested primarily in money market accounts.
In November 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC, (Aspire Capital). The agreement allows us to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the agreement on November 17, 2017, Aspire Capital purchased from us 1,867,692 shares of common stock for a total purchase price of $1.0 million. We also issued to Aspire Capital 840,461 commitment shares. Beyond the initial purchase, we, at our discretion, have the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. We and Aspire Capital may mutually agree to increase this by an additional 2,000,000 shares in a given business day. However, the total number of shares issued to Aspire Capital cannot exceed 19.99% of our total outstanding shares of common stock. As of December 31, 2017, we had sold an additional 400,000 shares to Aspire Capital for $0.2 million.

We believe that based on our current business plan and revenue prospects, our anticipated cash flows from operations, and the CSPA available to us, our existing cash balances may not be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Achievement of our objectives will be dependent upon the ability to generate revenue from current and planned business operations, obtain additional capital, or control our costs. However, there is no assurance that we will be able to achieve these objectives; therefore, substantial doubt about our ability to continue as a going concern exists.
The amount of cash and cash equivalents held by our foreign subsidiaries as of December 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.
Primary Uses of Cash
Our principal use of cash in 2017 was for network access costs, payroll related expenses, research and development, and general operating expenses including marketing, office rent, and capital expenditures.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2017 and December 31, 2015 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating Lease Obligations	$3,462	$1,346	$2,116	$—
Other Purchase Commitments	12,178	11,542	636	—
Total Contractual Obligations(1)	$15,640	$12,888	$2,752	$—

(1)	See Note 11. Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Item 15 of this report.
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
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the year ended December 31, 2017 were the euro, the British pound, and the Indian rupee. We are primarily exposed to foreign currency fluctuations related to network access costs denominated in currencies other than the U.S. dollar. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign exchange gains (losses)” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk
As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents of $5.2 million and $16.1 million, respectively and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
Our financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”
Supplementary Data
The following tables present our operating results for each of the eight quarters during 2017 and 2016. This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of our company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2017
Revenues	$14,286	$13,474	$13,399	$13,242
Operating loss	(4,165)	(4,936)	(6,437)	(4,524)
Net loss	(4,315)	(5,269)	(6,658)	(4,313)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.10)	$(0.06)
	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2016
Revenues	$14,731	$16,497	$15,877	$16,117
Operating loss	(3,534)	(1,201)	(1,247)	(1,367)
Net loss	(3,730)	(1,377)	(1,341)	(1,322)
Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.02)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management of the company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein on the effectiveness of iPass’ internal control over financial reporting as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Information relating to our executive officers and directors will be presented under the captions “Executive Officers” and “Proposal 1—Election of Directors” in our definitive proxy statement in connection with our 2018 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission no later than April 30, 2018 (the “Proxy Statement”). That information is incorporated here by reference.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts Receivable	57
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
iPass Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of iPass Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $20,555,000 during the year ended December 31, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $272,000 and its cash used in operating activities was $11,546,000. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2015.

/s/ Grant Thornton LLP

San Francisco, California
March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
iPass Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of iPass Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 8, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP

San Francisco, California
March 8, 2018

iPASS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,159	$16,072
Accounts receivable, net of allowance for doubtful accounts of $151 and $142, respectively	8,717	12,361
Prepaid expenses	1,641	1,344
Other current assets	712	225
Total current assets	16,229	30,002
Property and equipment, net	1,334	2,485
Other assets	840	688
Total assets	$18,403	$33,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,044	$7,069
Accrued liabilities	3,734	3,874
Deferred revenue, short-term	3,723	2,412
Total current liabilities	16,501	13,355
Deferred revenue, long-term	102	67
Other long-term liabilities	1,009	1,123
Total liabilities	17,612	14,545
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value (250,000,000 shares authorized; 69,250,276 and 65,776,605 shares issued and outstanding, respectively)	71	68
Additional paid-in capital	226,490	223,777
Accumulated deficit	(225,770)	(205,215)
Total stockholders’ equity	791	18,630
Total liabilities and stockholders’ equity	$18,403	$33,175
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenues	$54,401	$63,222	$62,564
Cost of revenues and operating expenses:
Network access costs	38,548	33,150	28,472
Network operations	6,235	7,411	9,788
Research and development	7,953	7,276	9,987
Sales and marketing	10,245	11,154	10,334
General and administrative	11,482	10,792	14,662
Restructuring charges and related adjustments	—	788	4,232
Total cost of revenues and operating expenses	74,463	70,571	77,475
Operating loss	(20,062)	(7,349)	(14,911)
Interest income (expense), net	67	36	(54)
Foreign exchange losses	(378)	(234)	(87)
Other income (expenses), net	12	—	(134)
Loss from operations before income taxes	(20,361)	(7,547)	(15,186)
Provision for income taxes	194	223	307
Net loss	$(20,555)	$(7,770)	$(15,493)
Comprehensive loss	$(20,555)	$(7,770)	$(15,493)

Net loss per share - basic and diluted	$(0.31)	$(0.12)	$(0.25)

Weighted average shares outstanding - basic and diluted	66,060,470	64,344,937	62,940,299
See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2014	64,754	$65	$220,368	$—	$(181,952)	$38,481
Exercise of stock options—common stock issued	132	—	116	—	—	116
Restricted stock granted	140	—	—	—	—	—
Restricted stock canceled	(1,720)	—	—	—	—	—
Employee stock purchase plan—common stock issued	78	—	71	—	—	71
Disgorgement of profit	—	—	4	—	—	4
Stock-based compensation	—	—	(578)	—	—	(578)
Net loss	—	—	—	—	(15,493)	(15,493)
Balances, December 31, 2015	63,384	$65	$219,981	$—	$(197,445)	$22,601
Exercise of stock options—common stock issued	2,650	3	3,000	—	—	3,003
Restricted stock granted	60	—	—	—	—	—
Restricted stock canceled	(30)	—	—	—	—	—
Employee stock purchase plan—common stock issued	52	—	37	—	—	37
Repurchased common stock	(339)	—	(345)	—	—	(345)
Stock-based compensation	—	—	1,104	—	—	1,104
Net loss	—	—	—	—	(7,770)	(7,770)
Balances, December 31, 2016	65,777	$68	$223,777	$—	$(205,215)	$18,630
Exercise of stock options—common stock issued	176		181	—	—	181
Restricted stock granted	50	—	—	—	—	—
Employee stock purchase plan—common stock issued	139	—	115	—	—	115
Proceeds from common stock purchase agreement, net issuance cost of $138	3,108	3	1,063			1,066
Stock-based compensation	—	—	1,354	—	—	1,354
Net loss	—	—	—	—	(20,555)	(20,555)
Balances, December 31, 2017	69,250	$71	$226,490	$—	$(225,770)	$791

See accompanying notes to Consolidated Financial Statements

iPASS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(20,555)	$(7,770)	$(15,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (benefit)	1,354	1,104	(578)
Depreciation and amortization	1,591	2,469	2,945
Deferred income taxes	—	—	107
Loss on disposal of property and equipment	—	—	7
Provision for doubtful accounts	210	11	83
Changes in operating assets and liabilities:
Accounts receivable	3,434	(2,626)	234
Prepaid expenses and other current assets	(784)	1,535	(529)
Other assets	(152)	2	243
Accounts payable	2,348	414	(946)
Accrued liabilities	(224)	(628)	(1,854)
Deferred revenue	1,346	(73)	2,000
Other liabilities	(114)	80	164
Net cash used in operating activities	(11,546)	(5,482)	(13,617)
Cash flows from investing activities:
Purchases of property and equipment	(813)	(581)	(812)
Change in restricted cash	—	—	1,550
Net cash (used in) provided by investing activities	(813)	(581)	738
Cash flows from financing activities:
Proceeds from common stock purchase agreement	1,204	—	—
Issuance cost of common stock purchase agreement	(54)	—	—
Net proceeds from issuance of common stock and disgorgement of profit	296	3,040	191
Principal payments for vendor financed property and equipment	—	(854)	(832)
Stock repurchase	—	(345)	—
Net cash provided by (used in) financing activities	1,446	1,841	(641)
Net decrease in cash and cash equivalents	(10,913)	(4,222)	(13,520)
Cash and cash equivalents at beginning of year	16,072	20,294	33,814
Cash and cash equivalents at end of year	$5,159	$16,072	$20,294
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$235	$242	$233
Accrued amounts for acquisition of property and equipment	—	373	9
Accrued issuance cost of common stock purchase agreement	84	—	—
Value of commitment shares issued with the common stock purchase agreement	450	—	—
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

The Company reports comprehensive loss in a single continuous financial statement within the Consolidated Statements of Operations and Comprehensive Loss. The Company’s comprehensive loss is equivalent to its net loss because the Company does not have any transactions that are recorded through other comprehensive loss.
Going Concern
The Company has historically relied on existing cash and cash equivalents for its liquidity needs. As of December 31, 2017, the Company had $5.2 million in cash and cash equivalents.
In November 2017, the Company entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC, ("Aspire Capital"). The agreement allows the Company to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 months period. Upon execution of the agreement on November 16, 2017, Aspire Capital purchased from the Company 1,867,692 shares of common stock for a total purchase price of $1.0 million. In addition, the Company issued 840,461 commitment shares to Aspire Capital. Beyond the initial purchase, the Company, at its discretion, has the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. The Company and Aspire Capital may mutually agree to increase this by an additional 2,000,000 shares in a given business day. However, the total number of shares issued to Aspire Capital cannot exceed 19.99% of the Company's total outstanding shares of common stock. As of December 31, 2017, the Company sold an additional 400,000 shares to Aspire Capital for $0.2 million.
The accompanying consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that the Company will continue operations for the next twelve months from the date the consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the Company's inability to continue as a going concern. The Company's history of losses, limited liquidity, and other factors raise substantial doubt about the Company's ability to continue as a going concern. The Company may require additional financing, through either debt or equity arrangements. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to the Company. If the Company raises additional funds through equity financing, stockholders will experience dilution. Debt financing, if available, may involve covenants restricting operations or the Company's ability to incur additional debt. If the Company is unable to execute its business plan or obtain adequate financing and satisfactory financing terms, its ability to continue to support business growth and to respond to business challenges would be significantly limited as the Company may have to delay, reduce the scope of or eliminate some or all of its initiatives, or reduce expenses which would harm operating results.
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. In July 2015, the FASB deferred the effective data for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt the new guidance as of January 1, 2018. The plan is to adopt using the modified retrospective approach. Currently, the Company's primary source of revenue is derived from a series of monthly usage-based fees that are recognized when the customer's usage occurs and therefore recognition is not significantly different under the new guidance. The Company expects the primary impact of this guidance to be the initial capitalization of incremental commission paid to employees for signing of new customers, which will be amortized over the time period in which the benefit will be received.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the effect that ASU 2014-09 will have on the Company's consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company adopted ASU 2016-09 during the year ended December 31, 2017. Under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. The Company's cumulative effect of windfall tax attributes are approximately $11.5 million. After applying the valuation allowance, no adjustment is recorded to the beginning retained earnings balance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishment, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The update is to be adopted retrospectively and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect a material impact of adopting this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Equity Transfers of Assets Other Than Inventory (Topic 740), which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). This update requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, rather than deferring the tax consequences under current GAAP. The update will be effective for the Company’s first quarter of fiscal year 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The update requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The standard will be effective for us beginning January 1, 2018 and will require a retrospective approach. Early adoption is permitted. The Company does not expect that the update will have a material impact on its consolidated financial statements.

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
Foreign Currency Accounting
The U.S. dollar is the functional currency for the Company and all of its subsidiaries; therefore, the Company does not have a translation adjustment recorded through accumulated other comprehensive loss. While the Company’s revenue contracts are denominated in U.S. dollars, the Company has foreign operations that incur expenses in various foreign currencies and does purchase some network access costs in currencies other than the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Foreign currency exchange gains and losses are presented separately in the Consolidated Statements of Operations and Comprehensive Loss.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company’s receivables are derived from revenue earned from customers located primarily in the United States and EMEA. The Company provides credit to its customers in the normal course of business and requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. The allowance for doubtful accounts is based on customer-specific identification, which encompasses various factors, including: the Company’s review of credit profiles of its customers, age of the accounts receivable balances, contractual terms and conditions, current economic conditions that may affect a customer’s ability to pay and historical payment experience. As of December 31, 2017, accounts receivables from customers in the EMEA region and in the United States represented 66% and 28% of total accounts receivable, respectively. 65% of our accounts receivables balance were due within the Company’s standard credit term of 30 days and 98% were aged less than 90 days past due.
As of December 31, 2017 and 2016, two customers each represents approximately 10% of total receivables.
For the year ended December 31, 2017, two suppliers represented 37% and 10% of total network access costs, respectively. For the year ended December 31, 2016, one suppliers represented 29% of total network access costs. For the year ended December 31, 2015, two suppliers represented 26% and 11% of total network access costs, respectively.
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
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the Consolidated Statements of Operations and Comprehensive Loss. Expenditures for maintenance and repairs are charged to expense as incurred.
Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service. Depreciation for equipment and computer software begins once it is placed in service and depreciation for leasehold improvements commences once they are ready for intended use.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, along with net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date. The Company records net deferred tax assets to the extent management believe these assets would more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event management was to determine that the Company would be able to realize the deferred income tax assets in the future in excess

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
The Tax Reform Legislation provides for a one-time “deemed repatriation” of accumulated foreign earnings of $5.6 million, offset by the participation exemption of $3.1 million, for the year ended December 31, 2017. The Company does not expect to pay U.S. federal cash taxes on the deemed repatriation due to its current year taxable loss position. The Company does not expect that the future foreign earnings will be subject to U.S. federal income tax since the Company intends to continue reinvesting such earnings outside the U.S. indefinitely. The amount of cash and cash equivalents held by the Company’s foreign subsidiaries as of December 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively.
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
Stock-Based Compensation
Stock-based compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the award’s requisite service period. Awards that vest based on service criteria are expensed on a straight-line basis. Awards having accelerated vesting based on achieving certain performance criteria are expensed on graded vesting basis over the vesting period, after assessing the probability of achieving the requisite performance criteria. The Company’s stock-based payment awards to employees and directors include stock options, restricted stock units and awards, and employee purchase rights granted in connection with the Employee Stock Purchase Plan. Certain restricted stock awards have performance-based goals based on the achievement of various targeted quarterly metrics, any of which require an assessment of the probability and timing of vesting. The Company estimates the fair value of stock options and employee purchase rights on the date of grant using the Black-Scholes option-pricing model that requires the use of assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected stock price volatility is based on historical volatility and the expected term is based on the historical average expected term. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The expected forfeiture rate is based upon the historical experience of employee turnover and certain other factors. To the extent the actual forfeiture rate is different from the expected rate, stock-based compensation expense is adjusted accordingly.
Revenue Recognition
Revenue is recognized when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, service has been provided to the customer, the fee is fixed or determinable, and collection is reasonably assured. When the above criteria are not met, revenue is deferred and recognized upon cash collection, upon acceptance of a completion certificate from the customer or when the service is rendered, depending on the type of fee or service arrangement. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.
Network Fees
The Company recognizes network fees during the period the services are rendered to the end-users based on usage or a flat fee. The Company has two types of flat fee arrangements for its network services. The first is a recurring flat fee that is billed at the same dollar amount each month. The second is a recurring fee calculated based on a flat fee per user per month, of which the dollar amount billed would differ month-to-month depending on the number of users using the Company’s services during a given month. The Company frequently requires customers to commit to minimum network fees associated with monthly, quarterly or annual minimum network usage or over the term of the arrangement. For example, customers that have agreed to a Minimum Monthly Commitment ("MMC"), the customer’s monthly invoice reflects the greater of the customer’s actual usage for the month or the MMC for that month. If the MMC exceeds actual usage (a “Shortfall”), the Company determines whether the Shortfall is fixed or determinable. If the Company concludes that the Shortfall is fixed or determinable, based upon the customer's specific billing history, and other revenue recognition criteria have been met, the

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognizes as revenue the amount of Shortfall which is invoiced. If the Company concludes that the Shortfall is not fixed or determinable, the Company recognizes revenue when the Shortfall amount is collected. The Company also bills certain network fees upfront and recognizes such fees ratably over the term as services are provided.
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
Sales of big data analytics, branded as Veri-Fi, is recognized when all four revenue criteria have been met. For evidence of delivery, the Company concludes this criteria is satisfied when the data has been transferred because customers are able to fully benefit upon receipt. In instances when partial data ordered by a customer has been delivered before period end, the Company recognizes in proportional to the number of days of data provided to the customer.
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
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 were approximately $18,000 and $45,000, $46,000, respectively.
Internal Use Software Development Costs
The Company follows the guidance set forth in ASC 350-40, Internal Use Software, (“ASC 350-40”), in accounting for the development of its application service and other internal use applications. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company did not capitalize any internally developed software in 2017. The Company capitalized $0.3 million and $0.1 million in 2016 and 2015, respectively.
Depreciation and amortization expenses related to the Company's internally developed software was approximately $0.8 million, and $0.8 million and $0.9 million in 2017, 2016 and 2015, respectively. Management evaluates the useful lives of the Company’s assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to long lived assets during the years ended December 31, 2017, 2016, and 2015.

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
The recurring fair values of these financial assets (excluding cash) were determined using the following inputs at December 31, 2017 and December 31, 2016, respectively:

	As of December 31, 2017				As of December 31, 2016
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$4,175	$—	$—	$4,175	$14,083	$—	$—	$14,083
Total financial assets	$4,175	$—	$—	$4,175	$14,083	$—	$—	$14,083

(1)	Held in cash and cash equivalents on the Company’s consolidated balance sheets.

There were no transfers between Level 1, 2, and 3 between December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the carrying amount of accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. (Refer to Note 7 and 8 for discussion related to Accrued Restructuring and Vendor Financed Property and Equipment).

Note 4. Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Equipment	$10,698	$10,492
Furniture and fixtures	246	378
Computer software	10,723	10,431
Construction in progress	36	303
Leasehold improvements	483	536
	22,186	22,140
Less: Accumulated depreciation and amortization	(20,852)	(19,655)
Property and equipment, net	$1,334	$2,485
Depreciation expense for operations was approximately $1.6 million, $2.5 million, and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
During the year ended December 31, 2017, the Company retired $0.4 million of gross property and equipment and did not incur a material loss on disposal. During the year ended December 31, 2016, the Company retired less than $0.1 million of gross property and equipment. During the year ended December 31, 2015, the Company retired approximately $2.2 million of gross property and equipment related to operations and did not incur a material loss on disposal.
During 2013, the Company acquired approximately $2.6 million of enterprise database software and infrastructure hardware. During April 2014, the Company acquired approximately $0.5 million of additional enterprise infrastructure hardware. As of December 31, 2016, the net book value of this enterprise database software and infrastructure hardware in computer software and equipment held by the Company was approximately $0.1 million. During 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year. As of December 31, 2017, all payments were completed.

Note 5. Other Assets
Other assets (non-current) consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Deposits	$503	$480
Long-term deferred tax asset, net	209	208
Long-term tax receivable	128	—
	$840	$688

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Tax liabilities	$886	$927
Accrued bonus, commissions and other employee benefits	522	808
Accrued property and equipment	—	373
Amounts due to customers	962	869
Legal fee accruals	492	34
Other accrued liabilities	872	863
	$3,734	$3,874

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
During the first quarter of 2016, the Company announced a restructuring plan (the "Q1 2016 Plan") and reduced headcount globally by 57 employees, or 30% of the workforce, and primarily eliminated positions in engineering and network operations groups, including a reduction of personnel in India. This resulted in a charge of approximately $0.8 million in 2016, and as of December 31, 2016 the Company had completed all of the related payments associated this restructuring Plan.
The following is a rollforward of restructuring liability for the above Plans:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$—	$250	$160
Restructuring charges and related adjustments	—	788	4,232
Payments and adjustments		(1,038)	(4,142)
Ending balance	$—	$—	$250

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
In October 2016, the Company extended the license related to the previously acquired software for approximately $0.5 million to be paid over one year. Since October 2016, the Company made approximately $0.5 million of payments, and as of December 31, 2017, all payments were completed.

Note 9. Income Taxes
The provision for income taxes is based on loss from operations for 2017, 2016 and 2015 before taxes as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
U.S source loss	$(21,336)	$(8,167)	$(16,251)
Foreign source income	975	620	1,065
Loss before income taxes	$(20,361)	$(7,547)	$(15,186)

The provision for income taxes consisted of the following:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
U.S. federal	$(238)	$—	$—
State	7	9	(7)
Foreign	426	200	207
	$195	$209	$200
Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	(1)	14	107
	(1)	14	107
Provision for income taxes	$194	$223	$307

Income tax expense was recorded for the year ended December 31, 2017, 2016, and 2015, of approximately $0.2 million, $0.2 million, and $0.3 million, respectively. The income tax expense recorded in the twelve months ended December 31, 2017, 2016, and 2015, primarily relates to foreign taxes on expected profits in the foreign jurisdictions.

    Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carry forwards. As of December 31, 2017 and 2016, the Company provided a full valuation allowance on its net deferred tax assets in the United States, United Kingdom, Israel, Singapore, Australia and Japan. The components of deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$25,309	$30,243
Reserves and accruals	1,392	1,507
Research and other tax credits	7,099	6,255
Share based compensation	1,687	2,456
Property and equipment	1,336	2,493
Total deferred tax assets	$36,823	$42,954
Valuation allowance	(36,177)	(41,788)
Net deferred tax assets	646	1,166
Deferred tax liabilities:
Property and equipment	(437)	(958)
Total net deferred tax assets	$209	$208

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for operations differed from the amounts computed by applying the U.S. federal income tax rate to pretax loss before income taxes as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(1)	(1)	(1)
Amortization of stock-based compensation	1	6	1
Research and development benefit	(2)	(2)	(3)
Deemed repatriated foreign earnings	1	1	6
Tax Cuts and Jobs Act of 2017	4	—	—
Other	—	1	—
Rate differential impact on Tax Cuts and Jobs Act	74	—	—
Valuation allowance	(41)	33	34
Provision for income taxes	1%	3%	2%

On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97, the "Act") was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets at December 31, 2017. The Company measured a reduction in the value of the gross deferred tax assets of approximately $15.0 million, which was fully offset by the change in valuation allowance of $15.0 million.

Because of the complexity of the provision for the one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017, under the guidance of Staff Accounting Bulletin 118 the Company has reported a provisional amount of $5.6 million for the income inclusion and $3.1 million for the participation exemption under the Act, for which the accounting is incomplete but a reasonable estimate can be determined. The Company required additional time to gather the complete information and finalize the analysis. The analysis will be finalized upon the tax return filing. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from operations in the period the amounts are determined. The Company has determined a reasonable estimate of $2.5 million one-time deemed repatriation of foreign earnings inclusion after the participation exemption for the tax reform effects, and reported the estimates as a provisional amount in its financial statements for which the accounting under ASC Topic 740 is completed. The Company will finalize the calculation in 2018 before filing the 2017 tax return.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provision of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. Effective January 1, 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as the Company is not projecting any material impact from the GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.
As of December 31, 2017, the Company had gross cumulative net operating loss carry forwards for federal and state tax reporting purposes of approximately $103.5 million and $49.4 million, respectively, which expire in various periods between 2018 and 2037. Included in the valuation allowance as of December 31, 2017, is approximately $8.4 million related to net operating loss carry forwards in Israel. Utilization of the net operating loss and tax credit carryforwards are subject to annual limitations due to certain ownership change rules provided by the Internal Revenue Service Code of 1986, as amended and similar state provisions.
As of December 31, 2017, the Company also has research and development tax credit carry forwards of approximately $3.3 million and $4.8 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forwards will expire in various amounts through 2037. The state credit can be carried forward indefinitely.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance at January 1, 2015	$6,674
Increases for positions taken in prior years	483
Increases for positions related to the current year	320
FX impact	(11)
Decreases for statutes lapsing	(20)
Settlements with taxing authorities	—
Balance at December 31, 2015	7,446
Increases for positions taken in prior years	—
Increases for positions related to the current year	149
Decreases for positions taken in prior years	(1,359)
Decreases for statutes lapsing	(21)
FX impact	(7)
Balance at December 31, 2016	6,208
Increases for positions taken in prior years	—
Increases for positions related to the current year	170
Decreases for positions taken in prior years	(608)
Decreases for statutes lapsing	(23)
FX impact	18
Balance at December 31, 2017	$5,765

The change in unrecognized tax benefits primarily relates to prior year operating losses, certain research and development tax credits, and transfer pricing.
As of December 31, 2017 and 2016, the company had $0.8 million and $0.7 million, respectively, of unrecognized tax benefits that, if recognized, will have an impact on the Company's effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in 2018. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in various jurisdictions. Increases will primarily result from tax positions expected to be taken on tax returns for 2018 or unanticipated findings on tax audits of open years in various jurisdictions.
In accordance with its accounting policy, the Company recognizes interest and penalties related to income tax matters in the provision for income taxes; which were not considered material during 2017, 2016, and 2015.
The Company’s major taxing jurisdictions are U.S. Federal, California, the U.K. and India. In the normal course of the Company’s business, the Company is subject to income tax audits in various jurisdictions. Years 2007 to 2017 remain open to examination by certain of these major taxing jurisdictions.
The Company currently has income tax audits in progress in India and has accrued approximately $0.7 million in connection with these audits.
Note 10. Stockholders’ Equity
Common Stock
On November 17, 2017, the Company entered into a CSPA with Aspire Capital that allows the Company to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the agreement, Aspire Capital purchased from the Company 1,867,692 shares of common stock at a per share price of $0.5354 for a total purchase price of $1.0 million. The Company also issued to Aspire Capital 840,461 commitment shares. The Company incurred approximately $0.1 million in related issuance costs. Beyond the initial purchase, the Company, at its discretion, has the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. As of December 31, 2017, the Company sold an additional 400,000 shares to Aspire Capital for $0.2 million, resulting in a total of 3,108,153 shares issued to Aspire Capital.
Equity Incentive Plans

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two stock plans that permit it to grant stock options, restricted stock awards and restricted stock units to employees (“Employee Plan”) and to directors (“Director Plan”). Stock options granted to employees generally vest 25% on the first anniversary of the grant date with the remainder vesting ratably over the remaining 36 months; stock options generally expire 10 years after the date of grant. Restricted stock awards give the recipient the right to receive shares upon the lapse of the instruments’ time and/or performance-based restrictions. The restricted stock awards with time-based restrictions are considered outstanding at the time of grant, as the holders are entitled to dividends and voting rights. Employees may surrender a portion of their award shares to satisfy minimum statutory tax withholding obligations with respect to the vesting of restricted stock awards. Restricted stock awards with only performance-based restrictions are not considered outstanding until the performance criteria have been met and therefore are not entitled to dividends or voting rights at the time of grant. The performance-based restricted stock awards vest upon the achievement of pre-defined financial performance goals.
During 2015, the Company granted a total of 1,200,000 shares of performance-based restricted stock awards, which vest on different dates, based on targeted trailing four quarters revenue of Open Mobile. In 2016, 600,000 shares of those performance-based restricted stock awards were canceled. In 2017, 600,000 shares of those performance-based restricted stock awards were canceled. As of December 31, 2017, there were no outstanding awards solely based on performance.
During 2014, the Company granted a total of 420,000 shares of performance-based restricted stock awards that vest based on targeted quarterly revenue of Open Mobile which carry a service-condition to vest in full if performance has not been met at December 31, 2017; however, vesting will be accelerated upon the achievement of performance goals. None of the performance goals were met as of December 31, 2017 and 287,500 shares were canceled due to terminations while the remaining 132,500 shares were earned in full as of December 31, 2017.

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option and restricted stock activity under the Plans for the indicated periods:

	Shares Available for Future Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Number of Restricted Stock Awards and Units Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2014	25,526,755	6,820,892	$1.64		2,661,425	$1.65
Authorized	3,246,685
Granted(1)	(5,373,000)	4,033,000	$0.97	$0.45	1,340,000	$0.92
Options Exercised		(131,780)	$0.88
Restricted Stock Vested					(43,334)	$1.25
Terminated/canceled/forfeited	4,083,092	(1,604,167)	$1.99		(2,478,925)	$1.66
Balance at December 31, 2015	27,483,532	9,117,945	$1.29		1,479,166	$0.98
Authorized	3,229,224
Granted	(4,197,000)	4,137,000	$1.24	$0.62	60,000	$1.21
Options Exercised		(2,650,009)	$1.13
Restricted Stock Vested					(93,335)	$1.08
Terminated/canceled/forfeited	2,554,651	(1,924,651)	$1.91		(630,000)	$0.92
Reduce Evergreen Shares(2)	(15,000,000)
Balance at December 31, 2016	14,070,407	8,680,285	$1.18		815,831	$1.03
Authorized
Granted	(1,696,000)	1,646,000	$1.22	$0.63	50,000	$1.40
Options Exercised		(175,926)	$1.03
Restricted Stock Vested					(66,666)	$1.20
Terminated/cancelled/forfeited	1,675,877	(1,075,877)	$1.43		(600,000)	0.90
Balance at December 31, 2017	14,050,284	9,074,482	$1.16		199,165	$1.04

(1)
Restricted stock granted during 2015 included 140,000 awards with time-based vesting criteria which have been included as shares outstanding on the consolidated statement of stockholders’ equity. The remaining 1,200,000 shares of restricted stock with performance-based vesting criteria are not considered outstanding until the performance criterion has been met and as such, are excluded from shares outstanding.

(2)
On July 5, 2016, the Board of Directors of Company resolved to reduce the share reserve under the iPass Inc. 2003 Equity Incentive Plan ("Plan") by 15,000,000 shares, and eliminate the "evergreen" provision in the Plan.

The aggregate intrinsic value of options exercised was approximately $0.1 million for the years ended December 31, 2017. The aggregate intrinsic value of options exercised were $0.8 million, and $0.1 million for the years ended December 31, 2016, and 2015, respectively.
The following table summarizes the stock options outstanding and exercisable by range of exercise prices as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.62— $0.94	3,135,880	7.47	$0.88	1,875,703	$0.90
0.95 — 1.18	3,053,290	7.62	1.14	1,643,158	1.12
1.19— 2.48	2,885,312	8.13	1.50	1,099,598	1.64
Total	9,074,482	7.73	1.16	4,618,459	1.15

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 31, 2017	9,074,482	$1.16	7.73	$—
Options vested and expected to vest at December 31, 2017	8,521,198	$1.16	7.73	$—
Options exercisable at December 31, 2017	4,618,459	$1.15	7.02	$—
Stock-Based Compensation
The following table sets forth the total stock-based compensation expense from operations included in the Company’s Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Network operations	$53	$33	$(186)
Research and development	183	131	(92)
Sales and marketing	212	153	(80)
General and administrative	906	787	(220)
Total	$1,354	$1,104	$(578)

The following table sets forth the total stock-based compensation expense by award-type:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Stock options	$1,169	$906	$484
Restricted stock	122	136	(1,138)
Employee stock purchase plan	63	62	76
Total	$1,354	$1,104	$(578)
As of December 31, 2017, there was $2.1 million of total unrecognized stock-based compensation expense related to stock options, net of expected forfeitures that will be recognized over the weighted average period of 2.4 years. As of December 31, 2017, there was less than $0.1 million of total unrecognized compensation cost related to the unvested restricted stock awards granted, net of expected forfeitures which is expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Valuation Assumptions
The weighted average estimated fair value of stock options granted during the years ended December 31, 2017, 2016, and 2015 were calculated under the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free rate	1.97%	1.45%	1.35%
Expected dividend yield	—%	—%	—%
Expected volatility	56%	55%	53%
Expected term	5.7 years	5.8 years	4.6 years
Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of stock options granted is based on the historical average expected term. The risk-free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended December 31,

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2017, 2016 and 2015, the Company did not pay any cash dividends on its common stock and does not expect to pay cash dividends in the future.
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a one-year offering period with purchase dates at the end of each six-month purchase period (each April and October). As of December 31, 2017, the Company reserved 7.5 million shares of common stock for issuance under the ESPP plan and approximately 4.4 million shares remain available for future issuance. The ESPP plan permits employees to purchase common stock through payroll deductions of up to 15% on an employee’s compensation, including commissions, overtime, bonuses and other incentive compensation. The purchase price per share is equal to the lower of 85% of the fair market value per share at the beginning of the offering period, or 85% of the fair market value per share on the semi-annual purchase date. No participant may purchase more than 2,500 shares per offering or $25,000 worth of common stock in any one calendar year. During the years ended December 31, 2017, 2016 and 2015, 139,592, 51,341, and 79,009 shares were purchased at average per share prices of $0.83, $0.72, and $0.91, respectively.
Compensation cost related to the Company’s employee stock purchase plan is calculated using the fair value of the employees’ purchase rights granted. The estimated fair value of employee purchase rights granted during the years ended December 31, 2017, 2016, and 2015 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free rate	1.38%	0.58%	0.32%
Expected dividend yield	—%	—%	—%
Expected volatility	92%	44%	62%
Expected term	0.5 to 1 year	0.5 to 1 year	0.5 to 1 year

Note 11. Commitments and Contingencies
Leases and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Certain leases are cancellable prior to lease expiration dates. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Future minimum lease payments under these operating leases, as of December 31, 2017, are as follows:

Operating Leases
(In thousands)
Year ending December 31:
2018	$1,346
2019	1,190
2020	926
$3,462
Rent expense for operating leases, excluding leases accounted for under the Company’s restructuring plan for the years ended December 31, 2017, 2016, and 2015 was $1.7 million, $1.7 million, and $1.9 million, respectively.
The Company has contracts with certain network service providers which have minimum purchase commitments that expire on various dates through 2019. Future minimum purchase commitments under all agreements are as follows:

iPASS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ending December 31:	Minimum Purchase Commitments
(In thousands)
2018	$11,542
2019	636
$12,178
Sales Tax Liabilities
The Company’s sales and use tax filings are subject to customary audits by authorities in the jurisdictions where it conducts business in the United States, which may result in assessments of additional taxes. During fiscal year 2009, the Company determined that additional sales taxes were probable of being assessed for multiple states as a result of the preliminary findings specific to a sales and use tax audit that had been initiated in the same year. As a result, in the third quarter of 2009, the Company estimated an incremental sales tax liability of approximately $5.0 million, including interest and penalties of approximately $1.5 million. During subsequent years, this liability was reduced through sales tax payments, settlements with certain state tax authorities and revised estimates of the sales tax liability to $0.9 million in 2017 and $1.0 million in 2016, which is included in other long-term liabilities.
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

Note 12. Employee 401(k) Plan
The Company sponsors a 401(k) plan covering all employees. Matching contributions to the plan are at the discretion of the Company. During the years ended December 31, 2017, 2016 and 2015, there have been no employer contributions under this plan.

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
When an entity has a loss from operations, including potential shares in the denominator of diluted per share computations will generally be anti-dilutive, even if the entity has net income after adjusting for discontinued operations. That is, including potential shares in the denominator of the earnings per share calculation for a loss-making entity will generally decrease the loss per share and, therefore those shares should be excluded from calculations of diluted earnings per share.

Accordingly, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)

Net loss	$(20,555)	$(7,770)	$(15,493)
Weighted average shares outstanding - basic and diluted	66,060,470	64,344,937	62,940,299
Net loss per share	$(0.31)	$(0.12)	$(0.25)

The following items have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	8,928,340	5,340,915	5,628,172
Restricted stock awards, including participating securities	199,165	265,832	1,907,500
Total	9,127,505	5,606,747	7,535,672
The weighted-average exercise price of options to purchase common stock excluded from the computation was $1.20, $1.35, and $1.50, for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 14. Segment and Geographic Information
The Company has one reportable operating segment, Mobile Connectivity Services. The Company's Mobile Connectivity Services offer a standard cloud-based solution allowing the Company's customers and their users access to the Company's global Wi-Fi network.
The following table summarizes total Company revenue from operations by country or by geographical region:

	For the Year Ended December 31,
	2017	2016	2015
United States	47%	41%	35%
Europe, Middle East and Africa	45%	49%	48%
Asia Pacific	5%	9%	15%
Rest of the world	3%	1%	2%
No individual country, except for the United States and Germany, accounted for 10% or more of total revenues for the years ended December 31, 2017 and 2016. No individual country, except for the United States, Germany, and the United Kingdom, accounted for 10% or more of total revenues for the year ended December 31, 2015. Revenues in Germany accounted for 16%, 14%, and 15% of total revenues in 2017, 2016, and 2015, respectively. Revenues in the United Kingdom accounted for 10% of total revenues in 2015. One customer accounted for 11% of total revenue as of December 31, 2017 and 10% of total revenues for the years ended December 31, 2016 and 2015, respectively.

Note 15. Stock Repurchase Program
On November 3, 2015, the Board authorized a share repurchase program of up to $3.0 million of the Company’s
Common Stock beginning in the fourth quarter of 2015. Under the repurchase program, the Company was authorized to repurchase shares through open market purchases, in accordance with applicable federal securities laws, including through trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934. The repurchase program ran through December 31, 2016. The number of shares repurchased and the timing of purchases were based on general business and market conditions, and other factors, including legal requirements. During 2015, no shares had been repurchased under this program. During 2016, the Company repurchased 339,228 shares for $345,296 under the repurchase program, for an average price of $1.02 per share. As of December 31, 2016 the repurchase program terminated.

Note 16. Subsequent Events

From January 1, 2018 to the date of the filing of this Form 10-K, the Company sold to Aspire Capital a total of 1,200,000 shares of common stock for a total of $0.5 million for an average per share purchase price of $0.45.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RECEIVABLE

Classification	Balance at Beginning of Year	Additions Charged to (recovered from) Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31
2017	$142	$210	$201	$151
2016	241	11	110	142
2015	172	83	14	241

3. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 10-Q (SEC File No. 000-50327), filed on November 13, 2003, and incorporated by reference herein.)

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

4.3
Registration Rights Agreement, dated as of November 16, 2017, by and between iPass and Aspire Capital Fund, LLC. (Filed as Exhibit 4.1 to our Form 8-K (SEC File No. 000-50327), filed on November 16, 2017, and incorporated by reference herein.

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

10.19*	2016 Executive Management Bonus Plan. (Described in Item 5.02 of our Form 8-K (Registration No. 000-50327), filed on May 2, 2016, which description is incorporated herein by reference.)

10.20*	2017 Executive Management Compensation Plan. (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on May 5, 2017, which description is incorporated herein by reference)

10.21*	Offer Letter with Gary A. Griffiths, dated February 16, 2015 (Filed as Exhibit 10.28 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

10.22*	Offer Letter with Patricia Hume, dated February 16, 2015 (Filed as Exhibit 10.29 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

10.23*	Compensation arrangement with Darin Vickery (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on June 4, 2015, and incorporated by reference herein.)

10.24
Common Stock Purchase Agreement dated as of November 16, 2017, by and between iPass Inc. and Aspire Capital Fund, LLC (Filed as Exhibit 10.1 to our Form 8-K (SEC File No. 000-50327), filed on November 16, 2017, and incorporated by reference herein.)

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 21.1 to our Form 10-K (SEC File No. 000-50327), filed on March 13, 2015, and incorporated by reference herein.)

23.1	Consent of GRANT THORNTON LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page of this Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

By:	/S/ GARY A. GRIFFITHS
Gary A. Griffiths President and Chief Executive Officer (Principal Executive Officer)
Date: March 8, 2018

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

Signature	Title	Date

/S/ GARY A. GRIFFITHS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Gary A. Griffiths

/S/ DARIN R. VICKERY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018
Darin R. Vickery

/S/ MICHAEL J. TEDESCO	Chairman and Director	March 8, 2018
Michael J. Tedesco

/S/ MICHAEL M. CHANG	Director	March 8, 2018
Michael M. Chang

/S/ DAVID PANOS	Director	March 8, 2018
David Panos

/S/ DAMIEN J. PARK	Director	March 8, 2018
Damien J. Park

/S/ JUSTIN R. SPENCER	Director	March 8, 2018
Justin R. Spencer