Form 10-Q
period 2018-03-31
IPASS INC
filed 2018-05-09
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 139a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of April 30, 2018 was 72,745,276.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,766	$5,159
Accounts receivable, net of allowance for doubtful accounts of $79 and $151, respectively	6,910	8,717
Prepaid expenses	2,110	1,641
Other current assets	587	712
Total current assets	12,373	16,229
Property and equipment, net	1,128	1,334
Other assets	1,295	840
Total assets	$14,796	$18,403
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,734	$9,044
Accrued liabilities	3,841	3,734
Deferred revenue, short-term	3,022	3,723
Total current liabilities	16,597	16,501
Deferred revenue, long-term	40	102
Other long-term liabilities	362	1,009
Total liabilities	16,999	17,612
Stockholders’ equity (deficit):
Common stock	73	71
Additional paid-in capital	227,333	226,490
Accumulated deficit	(229,609)	(225,770)
Total stockholders’ equity (deficit)	(2,203)	791
Total liabilities and stockholders’ equity (deficit)	$14,796	$18,403
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$11,427	$14,286
Cost of revenue and operating expenses:
Network access costs	6,844	9,559
Network operations	1,384	1,692
Research and development	1,953	1,974
Sales and marketing	2,469	2,454
General and administrative	2,589	2,772
Total cost of revenue and operating expenses	15,239	18,451
Operating loss	(3,812)	(4,165)
Interest income, net	7	14
Foreign exchange loss, net	(143)	(49)
Loss before provision for income taxes	(3,948)	(4,200)
Provision for income taxes	65	115
Net loss	$(4,013)	$(4,315)
Comprehensive loss	$(4,013)	$(4,315)

Net loss per share - basic and diluted	$(0.06)	$(0.07)

Weighted average shares outstanding - basic and diluted	69,853,058	65,567,707

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,013)	$(4,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	344	350
Depreciation and amortization	198	454
Provision for (recovery of) doubtful accounts	(67)	39
Changes in operating assets and liabilities:
Accounts receivable	1,874	1,388
Prepaid expenses and other current assets	(189)	(232)
Other assets	(344)	(21)
Accounts payable	690	(435)
Accrued liabilities	69	(265)
Deferred revenue	(842)	738
Other liabilities	(647)	(89)
Net cash used in operating activities	(2,927)	(2,388)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(222)
Net cash used in investing activities	(5)	(222)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	10
Proceeds from common stock purchase agreement	539	—
Net cash provided by financing activities	539	10
Net decrease in cash and cash equivalents	(2,393)	(2,600)
Cash and cash equivalents at beginning of period	5,159	16,072
Cash and cash equivalents at end of period	$2,766	$13,472
Supplemental disclosures of cash flow information:
Net cash paid for taxes	$47	$46
Accrued amounts for acquisition of property and equipment	$—	$73
Accrued issuance cost of common stock purchase agreement	$38	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of iPass Inc. and its wholly owned subsidiaries ("iPass" and the “Company”). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. The condensed consolidated financial statements as of and for the year ended December 31, 2017, were derived from audited financial statements. This interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results that the Company experiences may differ materially from those estimates. Estimates are used for, but not limited to, the valuation of accounts receivables, other long-lived assets, deferred commissions, recognition of revenue and deferred revenue, network access costs, stock-based compensation, legal contingencies, and income taxes.
The Company reports total comprehensive net loss in a single continuous financial statement within its condensed consolidated statements of operations and comprehensive loss. The Company’s comprehensive net loss is equivalent to its total net loss because the Company does not have any transactions that are recorded through other comprehensive loss.

Going Concern

The Company has historically relied on existing cash and cash equivalents and sales of equity financing for its liquidity needs. As of March 31, 2018, the Company had $2.8 million in cash and cash equivalents.

In November 2017, the Company entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC, ("Aspire Capital"). The agreement allows the Company to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the agreement on November 16, 2017, Aspire Capital purchased from the Company 1,867,692 shares of common stock for a total purchase price of $1.0 million. In addition, the Company issued 840,461 commitment shares to Aspire Capital. Beyond the initial purchase, the Company, at its discretion, has the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. The Company and Aspire Capital may mutually agree to increase this by an additional 2,000,000 shares in a given business day. However, the total number of shares issued to Aspire Capital cannot exceed 13,341,750, which represents 19.99% of the Company's total outstanding shares of common stock at the signing of the CSPA. As of March 31, 2018, the Company has issued a total of 4,308,153 shares to Aspire Capital for a gross amount of $1.7 million. The Company cannot sell its common stock under this agreement if the closing price is $0.25 per share or lower.

The accompanying condensed consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that the Company will continue operations for the next twelve months from the date the condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the Company's inability to continue as a going concern. The Company's history of losses, limited liquidity, and other factors raise substantial doubt about the Company's ability to continue as a going concern. The Company may require additional financing, through either debt or equity arrangements. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to the Company. If the Company raises additional funds through equity financing, stockholders will experience dilution. Debt financing, if available, may involve covenants restricting operations or the Company's ability to incur additional debt. If the Company is unable to execute its business plan or obtain adequate financing and satisfactory financing terms, its ability to continue to support business growth and to respond to business challenges would be significantly limited as the Company may have to delay, reduce the scope of or eliminate some or all of its initiatives, or reduce expenses which would harm operating results.
Recent Accounting Pronouncements

In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-05, which amended Accounting Standards Codification ("ASC") 740 to incorporate the requirements of SAB 118. The Company recognized the provisional tax impacts of the Act in the fourth quarter of 2017. During first quarter of 2018, the Company did not receive any additional information regarding these provisional calculations. As a result, the Company continues to anticipate finalizing its analysis in connection with the completion of the Company's tax return for 2017 to be filed in 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018,and early adoption is permitted. The Company is evaluating the effect that ASU 2014-09 will have on the Company's consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.

The Company recorded a net decrease to opening accumulated deficit of $0.2 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606. The impact primarily related to the capitalization of costs to obtain customer contracts of $0.3 million, specifically commissions, offset by $0.1 million from the deferral of revenue from certain arrangements. There was no impact to other items on the condensed consolidated balance sheets. The adoption of Topic 606 had a less than $0.1 million impact on the Company’s condensed consolidated statements of operations and comprehensive loss and to each of the line items therein.

The costs associated with obtaining a customer contract were previously expensed in the period they were incurred. Under Topic 606, these payments have been deferred on our condensed consolidated balance sheets as other current assets and other assets and amortized over the expected life of the customer contract.

Previously, the revenue from certain arrangements was recognized on a straight-line basis on an estimated period of time it was expected end users would activate the service to begin their twelve month trial period. Under Topic 606, the Company will recognize revenue in proportion to end user activation of the twelve month trial period based on expected or historical experience.
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company's revenue is derived from monthly recurring arrangements that provide the Company's customers access to the Company's WiFi network footprint. Other sources of revenue include professional services and Veri-FiTM big data analytics. The Company applies the following five steps to recognize revenue:

1.Identify the contract with a customer: The terms and conditions of the Company's contracts are considered to identify contracts under Topic 606. The Company identifies a contract with a customer once the contract is approved, details each party's rights regarding the services to be transferred, specifies the payment terms for the services, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. Typically, the terms of contracts with customers is twelve months. Payment terms less than 90 days are not considered a significant financing component.

2.Identify the performance obligations in the contract: Performance obligations in contracts are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The most significant performance obligations identified by the Company consist of 1) access to the Company's Wi-Fi network footprint via the iPass SmartConnectTM application (which forms a monthly series of performance obligations together with technical support and unspecified upgrades), 2) professional services and 3) Veri-Fi big data analytics. As the Company's product offerings continue to evolve, the Company could identify further performance obligations based on the terms of the contract.

3.Determine the transaction price: The transaction price is based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The Company concludes that because fees are consistently priced throughout the contract on a monthly basis, there is no need to allocate potential variable consideration. None of the Company's contracts contain a significant financing component.

4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP").

5.Recognize revenue when the performance obligation is satisfied: Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised services to a customer. The Company recognizes revenue when the Company transfers control of the services to the customers for an amount that reflects the consideration that the Company expects to receive in exchange for those services. Typically, access to the Company's Wi-Fi network footprint is recognized over time, such as over a month or quarter, and at a point in time for when professional services or Veri-Fi big data analytics obligations are satisfied.
Costs to Obtain a Customer Contract

The Company capitalizes sales commissions that are incremental to the acquisition of contracts with customers. These costs are recorded as other current assets and other assets on our condensed consolidated balance sheets. The Company determines whether costs should be deferred based on sales compensation plans and agreements when the costs are in fact incremental and would not have occurred absent the customer contract. The deferred commission amounts are deemed recoverable through future revenue streams and positive margins. Deferred commissions are amortized on a straight-line basis over the expected customer contract life and included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2018, the estimated customer contract life is deemed to approximate three years.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions. There were no material impairment losses for deferred sales commissions through March 31, 2018.

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
The recurring fair value measurements of these financial assets (excluding cash) were determined using the following inputs at March 31, 2018, and December 31, 2017, respectively:

	As of March 31, 2018				As of December 31, 2017
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$2,035	$—	$—	$2,035	$4,175	$—	$—	$4,175
Total financial assets	$2,035	$—	$—	$2,035	$4,175	$—	$—	$4,175

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2017 through March 31, 2018. As of March 31, 2018 and December 31, 2017, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Equipment	$10,701	$10,698
Furniture and fixtures	246	246
Computer software	10,724	10,723
Construction in progress	—	36
Leasehold improvements	483	483
	22,154	22,186
Less: Accumulated depreciation and amortization	(21,026)	(20,852)
Property and equipment, net	$1,128	$1,334
Depreciation expense was approximately $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
During each of the three months ended March 31, 2018 and 2017, the Company retired less than $0.1 million in gross property and equipment.

Note 4. Other Assets
Other assets (non-current) consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Deposits	$501	$503
Deferred financing	370	—
Long-term deferred tax asset, net	209	209
Long-term tax receivable	128	128
Deferred commissions, long-term	87	—
	$1,295	$840

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Accrued tax liabilities	$876	$886
Accrued bonus, commissions and other employee benefits	575	522
Amounts due to customers	788	962
Legal fee accruals	281	492
Sales tax liability	289	—
Other accrued liabilities	1,032	872
	$3,841	$3,734

Note 6. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of March 31, 2018, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2018	$1,280
2019	1,248
2020	926
$3,454
The Company has contracts with certain network service and other infrastructure providers which have minimum purchase commitments that expire on various dates through December 2019. Future minimum purchase commitments under these agreements as of March 31, 2018, are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2018	$9,142
2019	1,225
$10,367

Unclaimed Property Compliance
The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking the turnover of unclaimed property subject to escheat laws, the states may seek interest, penalties, costs of examinations, and other relief. If the potential loss from any payment claim is considered probable and the amount or the range of the loss can be estimated, the Company accrues a liability for the estimated loss. While the Company is not able to estimate the possible payment, if any, it continues to work through this matter with the states and their appointed agents.
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
The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	9,204,473	4,455,596
Restricted stock awards, including participating securities	199,165	215,831
Total	9,403,638	4,671,427

Note 8. Segment and Geographical Information

The Company has one reportable operating segment, Mobile Connectivity Services. The Company's Mobile Connectivity Services offer a standard cloud-based solution allowing the Company's customers and their users access to the Company's global Wi-Fi network.
The following table presents total Company revenue by country or by geographical region:

	Three Months Ended March 31,
	2018	2017
United States	48%	43%
Europe, Middle East and Africa	45%	47%
Asia Pacific	4%	8%
Rest of the World	3%	2%

No individual country, except for the United States and Germany accounted for 10% or more of total revenues for the three months ended March 31, 2018 and 2017. Revenues in Germany accounted for 15% of total revenue, for both 2018 and 2017. One customer, a channel reseller, represented 11% of total revenues for the three months ended March 31, 2018 and 2017.

Note 9. Subsequent Events
From March 31, 2018, to the date of the filing of this Form 10-Q, the Company sold to Aspire Capital a total of 2,400,000 shares of common stock for a total of $0.8 million for an average per share purchase price of $0.33.
Management has evaluated events subsequent to March 31, 2018, through the date the filing of this Form 10-Q for other transactions and events that may require adjustment of and/or disclosure in such financial statements and noted no additional significant subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is provided in addition to the condensed consolidated financial statements and notes, included elsewhere in this report, to assist readers in understanding our results of operations, financial condition, and cash flows. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key operating metrics that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three months ended March 31, 2018 and March 31, 2017

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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

Overview
iPass (Nasdaq: IPAS) is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service ("SaaS") platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 64 million hotspots globally, at airports, hotels, train stations, convention centers, outdoor venues, inflight on more than 20 leading airlines, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass application ("app") to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
We believe iPass has a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:
Our Technology Platform: Our app is an intelligent, cloud-based service manager that securely connects users and devices to our global Wi-Fi footprint. The app is built on the backbone of years of iPass’ intellectual property and is developed from our own Software Development Kit ("SDK") that allows partners and customers to integrate the same technological advancements into their own applications. Benefits of the technology include:
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
Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of over 64 million hotspots globally, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations. In addition, with our embedded curation feature, we continue to identify and provide access to millions more free access hotspots in virtually every country in the world, providing more connectivity options for our SmartConnect users.

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
Enterprise (Business to Business or B2B): Representing approximately 80% of total revenue, this go-to-market strategy focuses on providing mobile connectivity solutions to enterprises, from large to small. With an easy-to-download app, a user on a variety of platforms (Android, iOS, Mac, Windows) can quickly access our hosted service and connect to our over 64 million Wi-Fi hotspots around the globe. While we continue to have existing customers that procure our services under a variety of pay-as-you go or flat rate pricing plans ("Other

Pricing Plans"), in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses.
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

For a detailed discussion regarding our business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in the period ended March 31, 2018:
Network Access Investments
To support our UNLIMITED strategy and to meet the needs of our customers' increasing consumption of Wi-Fi, we continue to invest in network access through selective investment decisions to lock up additional network capacity and drive the effective cost of data connectivity continually down. While we over invested in network capacity in 2017, through our annual contract renewal cycles with our suppliers we have significantly reduced our network access costs in the first quarter of 2018 to $6.8 million, down from $10.3 million and $9.1 million in the third and fourth quarters of 2017, respectively. We still maintain adequate capacity in our network to support increased usage without incurring significant additional costs.
Capital Raise and Financing
On August 31, 2017, we filed a shelf registration statement on Form S-3 with the SEC to enable us to offer up to $20.0 million of securities as described in that prospectus. On March 20, 2018, we filed a prospectus supplement that stated that, pursuant to the General Instruction I.B.6 of Form S-3, in no event will we sell shares with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any twelve month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million.
On November 16, 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC ("Aspire Capital") that allows us to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the CSPA, Aspire Capital purchased from us 1,867,692 shares of common stock for a total purchase price of $1.0 million. iPass also issued to Aspire Capital 840,461 commitment shares. Beyond the initial purchase, we, at our discretion, have the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. iPass and Aspire Capital may mutually agree to increase this by an additional 2,000,000 shares in a given business day. However, the total number of shares issued to Aspire Capital cannot exceed 19.99% of iPass' total outstanding shares of common stock at the signing of the CSPA, or 13,341,750 shares. As of March 31, 2018, iPass has issued a total of 4,308,153 shares to Aspire Capital for $1.7 million.
Product Evolution
While we have and will continue to sell and support customers on our pay-as-you-go usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions.
In the fourth quarter 2017, we announced the launch of Veri-Fi suite of mobile device analytics and big data services. This data can help iPass customers and prospects create new applications and services from iPass technology, broadening iPass’ reach and addressable market not only to network providers, but also to retail, fintech, advertising, hospitality, and app developers. The upcoming May 25, 2018 enactment of the European Union General Data Protection Regulation ("GDPR") has created uncertainty in the market around the gathering, analyzing, and selling of big data and related data science. While we are diligently working to be fully GDPR compliant by the effective date, we will have to wait and see how the general marketability of big data related products evolves past the regulation enactment.

Key Operating Metrics
The following are several key metrics iPass tracks to evaluate operating performance. Together, they provide insights into our sales efforts, network acquisition costs, margins, and usage of our services.

	For the Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
(in thousands except percentages and TB)
ACV(1):
Gross ACV	1,663	1,564	933	915	780
ACV reversals	(40)	(381)	—	(1,906)	—
Net ACV	1,623	1,183	933	(991)	780

Short-term and long-term deferred revenue	$3,062	$3,825	$2,822	$2,859	$3,217

NAC:
Committed purchase capacity(2)	63%	88%	84%	85%	83%
Total purchased capacity (TB)(3)	79	90	89	88	88
Capacity consumed(4)	35%	36%	40%	36%	33%

Gross Margin(5)	28.0%	20.9%	10.9%	17.5%	21.2%

Network Hours Consumed(6):
Unlimited and strategic partnerships	371	500	645	521	407
Other pricing plans	208	270	298	327	363
Total Network Hours Consumed	579	770	943	848	770

Wi-Fi Network Users(7):
Enterprise	88	94	91	93	82
Strategic partnerships	62	71	83	80	76
Total Wi-Fi Network Users	150	165	174	173	158

(1)
ACV, or Annual Contract Value, represents the annualized sales value committed under contract for newly acquired customers or significant upsell. ACV is not an alternative measure for GAAP revenue but only an operational metric we believe to be a leading indicator of future revenue. ACV has not met all five steps to recognize revenue. For example, while we may have identified a contract with a customer, performance obligations may not yet have been satisfied. When a previously reported ACV customer fails to perform under the contract, such remaining calculated ACV will be reversed in the current period.

(2)	Committed purchase capacity is the percentage of total quarterly NAC related to committed Wi-Fi capacity deals (versus pay-as-you-go deals).

(3)	Total purchased capacity is the average monthly Wi-Fi network usage capacity in a given quarter, shown in terabytes.

(4)	Capacity consumed is shown as a percentage of total purchased capacity consumed in a given quarter.

(5)	Gross margin represents total revenue less network access costs less network operations costs divided by total revenue.

(6)	Network Hours Consumed represents the average monthly number of hours used by our customers on our commercial footprint in a given quarter.

(7)
Wi-Fi Network Users, categorized by our go-to-market revenue streams, is the unique count of users each month in each quarter that connected to the iPass network. Starting this quarter, the iPass network includes both commercial footprint and open access footprint, curated via iPass SmartConnnect (restated for all prior quarters).

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018, compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policies pursuant to the adoption of Topic 606 (see Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" included in Part I, Item 1, of this report).
Recent Accounting Pronouncements

See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" included in Part I, Item 1, of this report for information regarding recent accounting pronouncements.

Results of Operations
Sources of Revenue
We differentiate and analyze our revenue generation streams as follows:
Enterprise revenues consist of Wi-Fi, platform, and other fees charged to enterprise customers of the iPass service. Revenues are generated by customers that purchase our service on a per user per month subscription basis ("Unlimited Customers") or under a variety of other pricing models which may include pay-as-you-go usage, flat rate pricing per active user, separate platform fees, legacy offerings, and other ancillary services such as consulting or platform customization ("Other Pricing Plan Customers").
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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Mobile Connectivity Services	$11,427	$14,286
Enterprise	9,214	11,698
Unlimited Customers	2,604	2,171
Other Pricing Plan Customers	6,610	9,527
Strategic Partnerships	2,213	2,588

For the three months ended March 31, 2018, revenue decreased $2.9 million or 20% as compared to the same period in 2017. This was largely due to lower Enterprise revenue of $2.5 million, of which $2.9 million related to a decrease from Other Pricing Plan Customers, partially offset by an increase of $0.4 million in Unlimited Customers. We continue to strive to pivot our Other Pricing Plan Customers to become Unlimited Customers, but we sometimes experience churn that negatively impacts our revenue during that transition. Revenue from Strategic Partnerships decreased $0.4 million largely due to declining shipments of iPass enabled devices for one of our largest strategic partners.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Network access costs	$6,844	$9,559
As a percentage of total revenue	59.9%	66.9%
For the three months ended March 31, 2018, network access costs as a percentage of total revenue decreased 7 percentage points as compared to the same period in 2017. The decline in NAC was primarily related to renegotiating the majority of our annual commitment contracts during the fourth quarter of 2017 and first quarter of 2018.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, co-location center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Network operations costs	$1,384	$1,692
As a percentage of total revenue	12.1%	11.8%
Network operations costs decreased approximately $0.3 million, or 18%, for the three months ended March 31, 2018 compared to the same period in 2017 due to a decrease in maintenance and support costs.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Research and development expense	$1,953	$1,974
As a percentage of total revenue	17.1%	13.8%
For the three months ended March 31, 2018, research and development expense remained flat at approximately $2.0 million as compared to the same period in 2017 as we continue to invest in the development of our technology and Veri-Fi big data products.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Sales and marketing expense	$2,469	$2,454
As a percentage of total revenue	21.6%	17.2%
For the three months ended March 31, 2018, sales and marketing expense remained flat at approximately $2.5 million as compared to the same period in 2017 as we continue to focus on new customer acquisition and churn mitigation.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
General and administrative expense	$2,589	$2,772
As a percentage of total revenue	22.7%	19.4%
For the three months ended March 31, 2018, general and administrative expense decreased by $0.2 million or 7%, as compared to the same period in 2017, primarily due to the decrease of depreciation expense of $0.3 million and release of a state sales tax liability of $0.4 million, offset by an increase in both legal and accounting fees of $0.2 million, as well as small increases in other expenses.

Other Income and Expenses
Foreign Exchange Gains and Losses
Foreign exchange gains and losses, both realized and unrealized, are primarily derived from certain NAC invoices in currencies other than the U.S. dollar. The majority of our NAC in foreign currencies are in the euro or British pound. During the three months ended March 31, 2018 and 2017, due to the stronger euro and pound, foreign exchange losses were approximately $0.1 million and less than $0.1 million, respectively. Through March 31, 2018, we did not enter into any hedging contracts.

Provision for Income Taxes
Income tax expense for each of the three months ended March 31, 2018 and 2017 was approximately $0.1 million and is primarily related to foreign taxes on expected profits in foreign jurisdictions.

Liquidity and Capital Resources
We had cash and cash equivalents of $2.8 million at March 31, 2018, compared to $5.2 million at December 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows
Net cash used in operating activities	$(2,927)	$(2,388)
Net cash used in investing activities	(5)	(222)
Net cash provided by financing activities	539	10
Net decrease in cash and cash equivalents	$(2,393)	$(2,600)
Operating Activities
Net cash used in operating activities increased by approximately $0.5 million for the three months ended March 31, 2018 compared to the same period in 2017. Net loss adjusted for non-cash items was essentially flat while timing on working capital consumed $0.5 million more cash in the first quarter of 2018 compared to the same period in 2017, primarily driven by the timing of deferred revenue collected versus earned.
Investing Activities
Net cash used in investing activities decreased by $0.2 million from the three months ended March 31, 2017 as compared to the three months ended March 31, 2018. This decrease is primarily due to no material purchases of property and equipment in the three months ended March 31, 2018.
Financing Activities
Net cash provided by financing activities increased by $0.5 million from the three months ended March 31, 2017 as compared to the three months ended March 31, 2018 due to shares issued to Aspire Capital under the CSPA.

Sources of Cash and Future Cash Requirements
We have historically relied on existing cash and cash equivalents and issuance of equity securities for our liquidity needs. We use a professional investment management firm to manage a large portion of our cash, which is invested primarily in money market accounts.
In November 2017, we entered into a CSPA with Aspire Capital. As of March 31, 2018, we had a total of approximately $8.3 million left of shares to sell to Aspire Capital, as long as our share price remains above $0.25 and the total number of shares issued to Aspire Capital does not exceed 13,341,750 shares.
We believe that based on our current business plan and revenue prospects, our anticipated cash flows from operations, and the CSPA available to us (assuming our stock price stays above $0.25 per share), our existing cash balances may still not be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Achievement of our objectives will be dependent upon the ability to generate revenue from current and planned business operations, obtaining additional capital, or cost reductions. However, there is no assurance that we will be able to achieve these objectives; therefore, there is substantial doubt about our ability to continue as a going concern.
The amount of cash and cash equivalents held by our foreign subsidiaries as of March 31, 2018 and December 31, 2017 was $0.4 million and $0.3 million, respectively. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three months ended March 31, 2018, was for network access, payroll related expenses, and general operating expenses including marketing and office rent.

Contractual Obligations
The following are our contractual obligations as of March 31, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating lease obligations	$3,454	$1,657	$1,797	$—
Other purchase commitments	10,367	9,774	593	—
Total contractual obligations(1)	$13,821	$11,431	$2,390	$—

(1) See Note 6 "Commitments and Contingencies"

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at March 31, 2018 and December 31, 2017, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the three months ended March 31, 2018, were the euro, the British pound, and the Indian rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. dollar. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Interest Rate Risk
As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $2.8 million and $5.2 million, respectively and no short-term investments or restricted cash. Our cash balances are held primarily in bank deposits and money market accounts with a remaining maturity of three months or less at the time of purchase. As a result, we do not believe we are exposed to material interest rate risk.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of iPass conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level, as of the end of the period covered by this report, to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we implemented changes in our internal controls to ensure we adequately evaluate our contracts and properly assess the impact of Topic 606 which was adopted on January 1, 2018.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors or newly identified risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017, except the following which have been updated:
We may require additional capital to support our business growth, and such capital may not be available.

Unless revenue in the near term increases significantly, we believe our existing cash balances will not be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, which include the need to develop new solutions and partnerships or enhance existing solutions and partnerships, enhance our operating infrastructure, and expand our sales and marketing capabilities. Accordingly, we would need additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders will experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business and to respond to business challenges would be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, or significantly reduce operating expenses, which would harm our operating results.

The sale of common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

On November 17, 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC ("Aspire Capital") in which Aspire Capital committed to purchase, at our election, up to an aggregate of $10.0 million shares of common stock over a period of 24 months. Through March 31, 2018, we have issued 4,308,153 shares of common stock to Aspire Capital under the CSPA for gross proceeds of approximately $1.7 million. From April 1, 2018 through May 8, 2018, we sold an additional 2,400,000 shares for $0.8 million, gross. We may ultimately sell all of the amount of common stock remaining under the CSPA to Aspire Capital, and Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the CSPA. However, our ability to continue selling to Aspire Capital is limited by our share price as we cannot sell to Aspire Capital if our share price is below $0.25 per share. In addition, we are limited to selling a total of 13,341,750 shares under this CSPA, which represents 19.99% of our total shares outstanding at the date the CSPA was signed. Shares acquired by Aspire Capital pursuant to the CSPA will result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise deem acceptable. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the CSPA may be terminated by us at any time at our discretion without any penalty or cost to us.

Our common stock is subject to delisting proceedings from the Nasdaq Global Select Market.

On September 15, 2017, we received a letter from the listing qualifications department of the Nasdaq Stock Market notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules. On November 14, 2017, we received a letter from the listing qualifications department of Nasdaq notifying us that for the prior 30 consecutive business days the minimum market value of our common stock was below $50 million, the minimum amount required by the continued listing requirements of Nasdaq listing rule 5450(b)(2)(A). We had until March 14, 2018, to regain compliance or request an additional extension under the bid price deficiency. In order to be granted that extension, we were required to submit a formal plan to Nasdaq outlining our path to regain compliance. On April 26, 2018, we met with Nasdaq to discuss our plan to regain compliance. On May 7, 2018, Nasdaq granted iPass an extension. As a result of Nasdaq's ruling to grant us an extension, iPass will be transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market. In addition, we are required to provide Nasdaq with a status update on or before May 24, 2018, and on or before September 10, 2018, we are required to effect a reverse stock split if our stock price does not otherwise rise about $1.00. September 10, 2018 represents the full extent of Nasdaq's discretion and if we are not in compliance by that date, our common stock will be delisted from Nasdaq. A delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future and preclude us from selling additional shares to Aspire Capital. Such a delisting would likely have a negative effect on the price of our common stock and impair liquidity.

A reverse stock split would have to be authorized by a majority of our stockholders, and we have submitted a proposal to our stockholders to approve a reverse stock split at our annual meeting on June 13, 2018. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that would be outstanding immediately following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

3.3
Certificate of Change of Registered Agent and Registered Office to Amended and Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to our Form 8-K (SEC File No. 000-50327), filed on February 3, 2010, and incorporated by reference herein.)

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

10.1	Certain compensation arrangements with executive officers. (Filed as Item 5.02 to our Form 8-K (SEC File No. 000-50327), filed on April 3, 2018, and incorporated by reference herein.)

12.1	Computation of Ration of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date:	May 9, 2018	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)