Form 10-Q
period 2018-06-30
IPASS INC
filed 2018-08-09
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 139a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of August 1, 2018 was 83,978,957.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,165	$5,159
Accounts receivable, net of allowance for doubtful accounts of $96 and $151, respectively	8,181	8,717
Prepaid expenses	1,454	1,641
Other current assets	521	712
Total current assets	18,321	16,229
Property and equipment, net	1,000	1,334
Other assets	879	840
Total assets	$20,200	$18,403
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,010	$9,044
Accrued liabilities	3,680	3,734
Deferred revenue, short-term	4,827	3,723
Total current liabilities	14,517	16,501
Debt, long-term	6,844	—
Deferred revenue, long-term	26	102
Other long-term liabilities	1,033	1,009
Total liabilities	22,420	17,612
Stockholders’ equity (deficit):
Common stock	82	71
Additional paid-in capital	231,830	226,490
Accumulated deficit	(234,132)	(225,770)
Total stockholders’ equity (deficit)	(2,220)	791
Total liabilities and stockholders’ equity (deficit)	$20,200	$18,403
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$10,535	$13,474	$21,962	$27,760
Cost of revenue and operating expenses:
Network access costs	6,339	9,598	13,183	19,157
Network operations	1,379	1,514	2,763	3,206
Research and development	1,967	2,137	3,920	4,111
Sales and marketing	2,439	2,615	4,908	5,069
General and administrative	2,980	2,546	5,569	5,318
Total cost of revenue and operating expenses	15,104	18,410	30,343	36,861
Operating loss	(4,569)	(4,936)	(8,381)	(9,101)
Interest income (expense), net	(43)	14	(36)	28
Foreign exchange gain (loss)	150	(129)	7	(179)
Loss before provision for income taxes	(4,462)	(5,051)	(8,410)	(9,252)
Provision for income taxes	61	217	126	332
Net loss	$(4,523)	$(5,268)	$(8,536)	$(9,584)
Comprehensive loss	$(4,523)	$(5,268)	$(8,536)	$(9,584)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.15)

Weighted average shares outstanding - basic and diluted	74,226,596	65,667,559	72,045,226	65,616,234

See Accompanying Notes to the Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,536)	$(9,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	655	693
Depreciation and amortization	346	796
Provision for doubtful accounts	73	110
Changes in operating assets and liabilities:
Accounts receivable	463	2,807
Prepaid expenses and other current assets	533	(258)
Other assets	68	(24)
Accounts payable	(3,034)	62
Accrued liabilities	(54)	(417)
Deferred revenue	949	380
Other liabilities	(893)	(95)
Net cash used in operating activities	(9,430)	(5,530)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(437)
Net cash used in investing activities	(21)	(437)
Cash flows from financing activities:
Proceeds from debt financing	10,000	—
Issuance cost of debt financing	(1,396)
Net proceeds from issuance of common stock	—	263
Proceeds from common stock purchase agreement	3,891	—
Issuance cost of common stock purchase agreement	(38)	—
Net cash provided by financing activities	12,457	263
Net increase (decrease) in cash and cash equivalents	3,006	(5,704)
Cash and cash equivalents at beginning of period	5,159	16,072
Cash and cash equivalents at end of period	$8,165	$10,368
Supplemental Cash Flow Disclosure:
Net cash paid for taxes	$36	$116
Supplemental Noncash Disclosure:
Accrued amounts for acquisition of property and equipment	$—	$151
Accrued issuance costs from debt financing	$232	$—
Fair value of warrants issued in connection with debt financing	$843	$—
Fair value of derivative liability in connection with debt financing	$685	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of iPass Inc., its wholly owned subsidiaries, and the variable interest entity discussed in detail in Note 6 (all together "iPass" and the “Company”). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. The condensed consolidated financial statements as of and for the year ended December 31, 2017, were derived from audited financial statements. This interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results that the Company experiences may differ materially from those estimates. Estimates are used for, but not limited to, the valuation of accounts receivables, other long-lived assets, deferred commissions, derivative liabilities, warrants, recognition of revenue and deferred revenue, network access costs, stock-based compensation, legal contingencies, and income taxes.
The Company reports total comprehensive net loss in a single continuous financial statement within its condensed consolidated statements of operations and comprehensive loss. The Company’s comprehensive net loss is equivalent to its total net loss because the Company does not have any transactions that are recorded through other comprehensive loss.

Going Concern

The Company has historically relied on existing cash and cash equivalents, sales of equity and debt financing for its liquidity needs. As of June 30, 2018, the Company had $8.2 million in cash and cash equivalents.

In November 2017, the Company entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC, ("Aspire Capital"). The agreement allowed the Company to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the agreement on November 16, 2017, Aspire Capital purchased from the Company 1,867,692 shares of common stock for a total purchase price of $1.0 million. In addition, the Company issued 840,461 commitment shares to Aspire Capital. Beyond the initial purchase, the Company, at its discretion, had the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 200,000 shares. The Company and Aspire Capital could mutually agree to increase the daily maximum in any given business day. However, the total number of shares issued to Aspire Capital cannot exceed 13,341,750, which represents 19.99% of the Company's total outstanding shares of common stock at the signing of the CSPA. As of June 30, 2018, the Company has issued a total of 13,341,750 shares to Aspire Capital for a gross amount of $5.1 million and therefore cannot sell any additional shares under the current agreement.

In June 2018, the Company executed a credit agreement with Fortress Credit Corp ("Fortress") to borrow $10.0 million with an option to borrow up to an additional $10.0 million, subject to the discretion of Fortress. See Note 6 for further details.

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
Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07,  Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 but may be early adopted. The Company chose to early adopt this standard during its second quarter of 2018 and notes no material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. For leases longer than twelve months, the Company may be required to recognize a right-of-use ("ROU") asset and a lease liability. The Company is evaluating the effect ASU 2014-09 will have on the Company's consolidated financial statements and related disclosures.

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
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company's revenue is derived from monthly recurring arrangements that provide the Company's customers access to the Company's WiFi network footprint. Other sources of revenue include professional services, Veri-FiTM big data analytics, software license and support. The Company applies the following five steps to recognize revenue:

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

2.Identify the performance obligations in the contract: Performance obligations in contracts are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The most significant performance obligations identified by the Company consist of 1) access to the Company's Wi-Fi network footprint via the iPass SmartConnectTM application (which forms a monthly series of performance obligations together with technical support and unspecified upgrades), 2) professional services, 3) Veri-Fi big data analytics, 4) software licenses and 5) support. As the Company's product offerings continue to evolve, the Company could identify further performance obligations based on the terms of the contract.

3.Determine the transaction price: The transaction price is based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The Company concludes that because fees are consistently priced throughout the contract on a monthly basis, there is no need to allocate potential variable consideration. None of the Company's contracts contain a significant financing component. In certain situations the transaction price is constrained to avoid the risk of a potential material revenue reversal.

4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP").

5.Recognize revenue when the performance obligation is satisfied: Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised services to a customer. The Company recognizes revenue when the Company transfers control of the services to the customers for an amount that reflects the consideration that the Company expects to receive in exchange for those services. Typically, access to the Company's Wi-Fi network footprint and the Company providing support services is recognized over time, such as over a month or quarter, and at a point in time for when professional services, Veri-Fi big data analytics, or software license obligations are satisfied.

For the six months ended June 30, 2018 and 2017, the Company recognized $2.5 million and $1.9 million from amounts included in the deferred revenue beginning balance, respectively.
Costs to Obtain a Customer Contract

The Company capitalizes sales commissions that are incremental to the acquisition of contracts with customers. These costs are recorded as other current assets and other assets on our condensed consolidated balance sheets. The Company determines whether costs should be deferred based on sales compensation plans and agreements when the costs are in fact incremental and would not have occurred absent the customer contract. The deferred commission amounts are deemed recoverable through future revenue streams and positive margins. Deferred commissions are amortized on a straight-line basis over the expected customer contract life and included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2018, the estimated customer contract life is deemed to approximate three years.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions. There were no material impairment losses for deferred sales commissions through June 30, 2018.

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
The fair value measurements of these financial assets (excluding cash) and liabilities and the related hierarchy level for the fair value measurement at June 30, 2018, and December 31, 2017 are as follows:

	As of June 30, 2018				As of December 31, 2017
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$6,543	$—	$—	$6,543	$4,175	$—	$—	$4,175
Total financial assets	$6,543	$—	$—	$6,543	$4,175	$—	$—	$4,175

Financial liabilities
Derivative liability(2)	$—	$—	$685	$685	$—	$—	$—	$—
Total financial liabilities	$—	$—	$685	$685	$—	$—	$—	$—

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

(2)	Recorded in other long-term liabilities on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2017 through June 30, 2018. As of June 30, 2018 and December 31, 2017, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Equipment	$10,714	$10,698
Furniture and fixtures	246	246
Computer software	10,727	10,723
Construction in progress	—	36
Leasehold improvements	483	483
	22,170	22,186
Less: Accumulated depreciation and amortization	(21,170)	(20,852)
Property and equipment, net	$1,000	$1,334

Depreciation expense was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, compared to approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2017, respectively.
During the three and six months ended June 30, 2018 and 2017, the Company retired less than $0.1 million in gross property and equipment.
Note 4. Other Assets
Other assets (non-current) consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Deposits	$481	$503
Long-term deferred tax asset, net	209	209
Long-term tax receivable	128	128
Deferred commissions, long-term	61	—
	$879	$840

Note 5. Accrued Liabilities and Other Long-term Liabilities
Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued tax liabilities	$866	$886
Accrued bonus, commissions and other employee benefits	491	522
Amounts due to customers	833	962
Legal fee accruals	335	492
Sales tax liability	289	—
Other accrued liabilities	866	872
	$3,680	$3,734

Other long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Other long-term liabilities	$348	$1,009
Derivative liability	685	—
	$1,033	$1,009

Note 6. Debt

On June 14, 2018, the Company entered into a loan and security agreement and related transaction documents (together forming the "Credit Agreement") with Fortress for an initial term loan of $10.0 million. From June 14, 2018 through September 14, 2019, the Company may request an additional draw down in $1.0 million increments not to exceed $10.0 million in total (the "Delayed Draw Term Loan"). Each Delayed Draw Term Loan is made at Fortress's sole discretion.

The Credit Agreement bears an annual interest at a stated rate of 11.0% plus the greater of the following i) LIBO Rate or ii) 1.0%, with an effective interest rate of 38% after factoring in the issuance costs, debt discount from end of term fee, warrants, and embedded derivative liability. If the non-cash expenses associated with the warrants and the derivative liability are excluded, the adjusted effective interest rate is 22%. Payments are due at the beginning of each month and the first 18 payments are interest-only. The Company may elect that up to 5.5% of interest to be paid in-kind by capitalizing and adding such interest to the unpaid principal amount. Starting in December 2019, the Company shall make thirty monthly principal payments, plus any accrued and unpaid interest, to fully payoff the Credit Agreement. At the end of the term the Company will pay a fee equal to 5.0% of the principal amount.
The Company may prepay the Credit Agreement in whole or in part but any prepayment made before the first anniversary of the Credit Agreement is subject to a 5.0% fee of the principal balance being prepaid. Prepayments made between the first and second anniversary of the Credit Agreement are subject to a 2.0% fee, and prepayments made between the second and third anniversary are subject to a 1.0% fee.
The Company’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of the Company, including the Company’s intellectual property assets ("IP"). The Credit Agreement calls for the creation of a special-purpose entity ("SPE") to hold the Company’s IP. The Company owns 99.8% of the entity and Fortress owns the remaining 0.2%. The Company holds voting control and manages the day-to-day activities of the SPE with Fortress granted certain protective rights to provide it assurance over the collateral and Fortress's interest. The transfer of IP to the SPE has no material impact on the Company or its operations as it can continue to license and engage in revenue generating activities. The Company considered the guidance under ASC 810, Consolidation, and concludes the SPE is a variable interest entity ("VIE"). Because the Company has power over the VIE and its activities and has the economic risk and rewards related to the VIE, the Company is considered to be the primary beneficiary of the VIE, and it is consolidated within the Company's financial statements. Because the book value of the IP is zero, there is no accounting impact and any potential non-controlling interest is considered immaterial.
The Credit Agreement contains certain events of default that, if triggered, grants Fortress the unilateral right to manage any potential disposition of the IP owned by the SPE. All of the proceeds are allocated to Fortress until the outstanding loan principal is fully covered and then the remaining proceeds are allocated between Fortress and the Company based on terms stipulated in the Credit Agreement. Until such event of default happens, control over the operations of the SPE remains with the Company. At the time of potential default, the VIE conclusion would be reconsidered and could change from the Company being the primary beneficiary.
The Credit Agreement contains customary representations, warranties and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operations of the business and properties of the Company as well as financial performance, including requirements to maintain a minimum of $1.5 million of unrestricted cash; limits on network access cost, operating expenses and gross revenue levels on a trailing four-quarter basis to be within a stated percentage of budgeted amounts; changes in senior management not otherwise approved by Fortress; limits on undisputed trade payables to 90 days or less; prohibitions on incurring additional indebtedness or making guarantees, making investments, loans and acquisitions; prohibitions on consolidating or merging, altering the business of the Company; requirements for a December 31, 2018 audit report without a going concern emphasis of a matter paragraph; and prohibitions on paying dividends or making distributions. The Credit Agreement further provides customary events of default and cure periods for certain specified events of default, and in the event of uncured default, the acceleration of the maturity date, an increase in the applicable interest rate with respect to amounts outstanding, and an additional fee based on the outstanding principal balance.

The Company analyzed Fortress's option to require full repayment and charge an additional fee based on the outstanding principal balance and concludes this to be a put option that is an embedded derivative under ASC 815, Derivatives and Hedging. This embedded derivative should be bifurcated and measured at fair value at each reporting period. The Company assessed the fair value of the embedded derivative using a probability assessment on the event of default. As of June 30, 2018, the fair value of the embedded derivative was deemed to be $0.7 million.

The Company incurred transaction costs of $1.6 million which included fees from the Company's general counsel, financial advisers, a 3.0% structuring fee paid to Fortress, and the reimbursement to Fortress of certain expenses related to the execution of the Credit Agreement.

Concurrently with the execution of the Credit Agreement, the Company issued to entities related to Fortress 2,784,930 common stock warrants at a per share exercise price of $0.3022 with a seven year life. The Company considered the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and concluded the warrants should be classified as equity. Many factors support this conclusion including the ability to settle in a fixed number of unregistered shares and cashless exercise. The fair value of $0.8 million was calculated using the Black-Scholes model.
A reconciliation of the proceeds from the Credit Agreement to its carrying value is as follows:

(In thousands)
Principal	$10,000
End of term fee	500
Issuance costs	(1,628)
Debt discount from end of term fee	(500)
Warrants - equity	(843)
Derivative liability	(685)
Long-term debt, net of discount	$6,844
The debt discount will be amortized to interest expense over the life of the loan using the effective interest method. Amortization during the quarter ended June 30, 2018 was insignificant.
The expected timing of principal payments are as follows as of June 30, 2018:

Year ended December 31,	(In thousands)
2018	$—
2019	333
2020	4,000
2021	4,000
2022	2,167
10,500
Debt discount	(3,656)
Long-term debt, net of discount	6,844
Less current portion, net	—
Debt, long-term	$6,844

Note 7. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of June 30, 2018, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2018 (six months)	$851
2019	1,252
2020	926
$3,029
The Company has contracts with certain network service and other infrastructure providers which have minimum purchase commitments that expire on various dates through December 2019. Future minimum purchase commitments under these agreements as of June 30, 2018, are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2018 (six months)	$5,544
2019	1,309
$6,853

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

Note 8. Net Loss Per Share
Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding plus dilutive potential common shares as determined using the treasury stock method for outstanding stock options, restricted stock-based awards, shares issuable under the employee stock purchase plan, and warrants unless the result of adding such shares would be anti-dilutive.
The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	9,342,487	4,952,867	9,273,861	4,669,545
Warrants to purchase common stock	509,359	—	721,766	—
Restricted stock awards, including participating securities	63,332	212,498	199,165	215,831
Total	9,915,178	5,165,365	10,194,792	4,885,376

Note 9. Segment and Geographical Information

The Company has one reportable operating segment, Mobile Connectivity Services. The Company's cloud-based service gives the Company's customers and their users access to the Company's global Wi-Fi network and mobile connectivity solutions.
The following table presents total Company revenue by country or by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	52%	48%	51%	46%
Europe, Middle East and Africa	40%	43%	42%	44%
Asia Pacific	4%	6%	4%	7%
Rest of the World	4%	3%	3%	3%

No individual country, except for the United States and Germany accounted for 10% or more of total revenue for the three and six months ended June 30, 2018. For those periods, revenue in Germany accounted for 10% and 12% of total revenue, respectively. No customers represented 10% or more of total revenues for the three and six months ended June 30, 2018.
No individual country, except for the United States and Germany accounted for 10% or more of total revenue for the three and six months ended June 30, 2017. Revenue in Germany accounted for 14% of total revenue for both the three and six month periods. One customer, a channel reseller, represented 11% of total revenues for the three and six months ended June 30, 2017.
Substantially all of the Company's long-lived assets are located in the United States.

Note 10. Subsequent Events
Management has evaluated events subsequent to June 30, 2018, through the date the filing of this Form 10-Q for other transactions and events that may require adjustment of and/or disclosure in such financial statements and noted no additional significant subsequent events that require disclosure.

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
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key operating metrics that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and six months ended June 30, 2018 and June 30, 2017.

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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

Overview
iPass Inc. (Nasdaq: IPAS) is a leading provider of global mobile connectivity, offering simple, secure, always-on Wi-Fi access on any mobile device. Built on a software-as-a-service ("SaaS") platform, the iPass cloud-based service keeps its customers connected by providing unlimited Wi-Fi connectivity on unlimited devices. iPass is the world’s largest Wi-Fi network, with more than 65 million hotspots globally, at airports, hotels, train stations, convention centers, outdoor venues, inflight on more than 20 leading airlines, and more. Using patented technology, the iPass SmartConnectTM platform takes the guesswork out of Wi-Fi, automatically connecting customers to the best hotspot for their needs. Customers simply download the iPass application ("app") to experience UNLIMITED, EVERYWHERE and INVISIBLE Wi-Fi.

Business Highlights
Strategic iPass Assets
At iPass, we believe we have a unique set of global mobile connectivity assets that provide us with competitive advantages. We see our three core assets as follows:
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
•Wi-Fi data offload from cellular networks, saving mobile virtual network operators and mobile network operators bandwidth and money.
•Last-Mile VPN security to protect user data, even at free, open Wi-Fi hotspots.
•Veri-FiTM big data aggregation and analysis intelligence to rate hotspots on critical quality of service criteria, optimize network performance attributes, and provide intelligent data to a variety of partner use cases.
•Hotspot discovery and curation to keep our network growing both organically and commercially in the places most important to our users.
Our Back-end Infrastructure: We have a global authentication fabric of integrated servers, cloud-based virtualized assets, and software that is interconnected with major commercial networks around the globe. This infrastructure allows us to provide secure, highly-available and seamless four-party global authentication, clearing and settlement of Wi-Fi users for our partners and customers. This infrastructure makes the over 65 million hotspots we aggregate look and feel like iPass hotspots; there is no need to enter personal data, watch commercials, or spend any nonproductive time logging into these locations; the platform just connects. Between our physical colocation facilities and our growing virtualization of cloud-based infrastructure assets, we have the ability to process millions of data records per day to drive the performance of our aggregated network and the evolving use cases of our big data analyses. The architecture is built on a telecom-based transaction, reporting, and clearing back-end that would be time consuming and expensive to replicate.
Our Wi-Fi Network: We have a Wi-Fi network footprint and supply chain that consists of over 65 million hotspots globally, including major airports, convention centers, planes, trains, train stations, hotels, restaurants, retail, and small business locations. In addition, with our embedded curation feature, we continue to identify and provide access to millions more free access hotspots in virtually every country in the world, providing more connectivity options for our SmartConnect users.

The combination of the above assets allows us to drive three distinct but interconnected monetization streams in the future; technology integration through our SDK, big data intelligence, and our mobile connectivity solutions.

Business Portfolio and Go-to-Market Strategy
We have a single reportable operating segment, Mobile Connectivity Services. Our cloud-based service gives our customers and their users access to our global Wi-Fi network to stay connected to the people and information that matters most to them. We categorize our services in two broad go-to-market approaches:
Enterprise (Business to Business or B2B): Representing approximately 80% of total revenue, this go-to-market strategy focuses on providing mobile connectivity solutions to enterprises, from small to large. With an easy-to-download app, a user on a variety of platforms (Android, iOS, Windows) can quickly access our hosted service and connect to our over 65 million Wi-Fi hotspots around the globe. While we continue to have existing customers that use our services under a variety of pay-as-you-go ("PAYG") or flat rate pricing plans (together "Other Pricing Plans"), in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses. Starting in the second quarter of 2018, we began selling our technology to enterprise customers under a perpetual software license. Customers can embed our technology into their own offerings, realizing the power and benefits of SmartConnect.
Strategic Partnerships (Business to Business to Consumer or B2B2C): At 20% of total revenue, this strategy is executed through business development deals intended to open channel distributions for our product to reach the consumer market. While the channel customer may use a combination of our platform, technology infrastructure, or network, we negotiate each deal independently based on specific customer needs. Strategic Partnerships include global Original Equipment Manufacturers ("OEMs"), loyalty programs like credit card companies, promotional and marketing agencies, software product and service providers, and communication companies. With the advent of our SDK and big data generated from iPass SmartConnect, we envision additional monetization streams in the future with our strategic partners.

Our Corporate Strategy
We intend to leverage our unique set of assets across our go-to-market strategies to drive growth in new customer acquisition, subscribed users, devices accessing our services, and big data analytics. To achieve this strategy, we have developed our product and service delivery across three main value creation initiatives.
UNLIMITED - Wi-Fi without boundaries
For a flat monthly per user rate, users have UNLIMITED access to our global network. Using our iPass SmartConnect technology and big data intelligence, we maximize the user experience while effectively optimizing our network cost structure, all while providing the end user the freedom to consume as much data as they desire.
EVERYWHERE - World’s largest Wi-Fi network
Users have access to EVERYWHERE in our global network. We continue to add strategic partners, bolstering our footprint in planes, trains, hotels, airports, restaurants, and cafes. With the help of our business development activities and B2B2C channel expansion, our services are proliferating on user devices around the globe.
INVISIBLE - Wi-Fi as easy as cellular
Equipped with artificial intelligence, our platform finds, categorizes, rates, and optimizes networks and connections. It provides last mile VPN tunnel security and is designed to maximize connection success rates, all without any effort from the end user. For customers looking to leverage our intellectual property and platform functionality into their customized products, we launched our SDK in the first quarter of 2016. INVISIBLE also incorporates the iPass big data initiative, branded as Veri-Fi, to aggregate, analyze, and provide intelligent insight on a variety of potential use case applications.
For a detailed discussion regarding our business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in the period ended June 30, 2018:
Network Access Investments
To support our UNLIMITED strategy and to meet the needs of our customers' increasing consumption of Wi-Fi, we continue to invest in network access through selective investment decisions to lock up additional network capacity. At the same time we continue to increase and improve our network and have driven down the effective cost of data connectivity. For the first six months of 2018 our network access costs ("NAC") was $13.2 million compared to $19.2 million in the same period of 2017, a 31% savings. We still maintain adequate capacity in our network to support increased usage without incurring significant additional costs.

Capital Raise and Debt Financing
Over the past year we have worked hard to secure the financing required to meet the demands of our customers and further product development.

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
On November 16, 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC ("Aspire Capital") that allowed us to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the CSPA, Aspire Capital purchased from us 1,867,692 shares of common stock for a total purchase price of $1.0 million. iPass also issued to Aspire Capital 840,461 commitment shares. Beyond the initial purchase, we, at our discretion, had the right to direct Aspire Capital to purchase additional shares. However, the total number of shares issued to Aspire Capital cannot exceed 19.99% of iPass' total outstanding shares of common stock at the signing of the CSPA, or 13,341,750 shares without stockholder approval. As of June 30, 2018, iPass issued a total of 13,341,750 shares to Aspire Capital for $5.1 million and therefore cannot sell any additional shares under the current agreement.
On June 14, 2018, we entered into a loan and security agreement ("Credit Agreement") with Fortress Credit Corp ("Fortress") for an initial term loan of $10.0 million. From June 14, 2018 through September 14, 2019, we may request an additional draw down in $1.0 million increments not to exceed $10.0 million in total (the "Delayed Draw Term Loan"). Each Delayed Draw Term Loan is made at Fortress's sole discretion. The Credit Agreement bears an annual interest at a stated rate of 11.0% plus the greater of the following i) LIBO Rate or ii) 1.0%. Payments are due at the beginning of each month and the first 18 payments are interest-only. Starting in December 2019, we shall make thirty monthly principal payments, plus any accrued and unpaid interest, to fully payoff the Credit Agreement. At the end of the term we will pay a fee equal to 5.0% of the principal amount.
Product Evolution
While we have and will continue to sell and support customers on our PAYG usage and varying flat rate price plans, we continue to focus primarily on selling our UNLIMITED subscriptions to new or renewal customers. Our product is being optimized for UNLIMITED, providing always-on, secure connectivity to users, without any usage restrictions.
In the fourth quarter 2017, we announced the launch of Veri-Fi suite of mobile device analytics and big data services. This data helps iPass customers and prospects create new applications and services from iPass technology, broadening iPass’ reach and addressable market not only to network providers, but also to retail, fintech, advertising, hospitality, and app developers. The enactment of the European Union General Data Protection Regulation ("GDPR") on May 25, 2018 has created uncertainty in the market around the gathering, analyzing, and selling of big data and related data science. While we believe we are GDPR compliant, we are working through the general marketability of big data related products, especially for our European customers.
In the second quarter 2018, we signed our very first software license deal. We believe this deal marks the start of the realization and transformation of iPass from a perceived Wi-Fi reseller to a software and technology company. This deal, and similar future deals, provides our customers with a perpetual license to our SmartConnect software technology. Customers can leverage our software license in a myriad of ways, including increasing their hotspot curation abilities, seamless connection solutions, security, and access to big data to drive business intelligence decisions. In addition to selling our software license, we also sell support that provides bug fixes, updates when-and-if-available, and certain levels of technical support.

Key Operating Metrics
The following are several key metrics iPass tracks to evaluate operating performance. Together they provide insights into our sales efforts, network acquisition costs, margins, consumption of network, and active users of our services.

	For the Quarter Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
(in thousands except percentages and TB)
ACV(1):
Gross ACV	3,462	1,663	1,564	933	915
ACV reversals	—	(40)	(381)	—	(1,906)
Net ACV	3,462	1,623	1,183	933	(991)

Short-term and long-term deferred revenue	$4,853	$3,062	$3,825	$2,822	$2,859

NAC:
Committed purchase capacity(2)	54%	63%	88%	84%	85%
Total purchased capacity (TB)(3)	75	79	90	89	88
Capacity consumed(4)	32%	35%	36%	40%	36%

Gross Margin(5)	26.7%	28.0%	20.9%	10.9%	17.5%

Network Hours Consumed(6):
Unlimited and strategic partnerships	328	371	500	645	521
Other pricing plans	194	208	270	298	327
Total Network Hours Consumed	522	579	770	943	848

Wi-Fi Network Users(7):
Enterprise	87	88	94	91	93
Strategic partnerships	48	62	71	83	80
Total Wi-Fi Network Users	135	150	165	174	173

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018, compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policies pursuant to the adoption of Topic 606 and added new estimates and judgments related to derivative liabilities and warrants (see Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" included in Part I, Item 1, of this report).
Recent Accounting Pronouncements

See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" included in Part I, Item 1, of this report for information regarding recent accounting pronouncements.

Results of Operations
Sources of Revenue
We differentiate and analyze our revenue generation streams as follows:
Enterprise revenues consist of Wi-Fi, platform, software license, and other fees charged to enterprise customers of the iPass service. Revenues are generated by customers that purchase our service on a per user per month subscription basis ("Unlimited Customers") or under a variety of other pricing models which may include PAYG usage, flat rate pricing per active user, separate platform fees, legacy offerings, and other ancillary services such as consulting or platform customization ("Other Pricing Plan Customers").
Strategic Partnership revenues consist of Wi-Fi, platform, technology, Veri-Fi, and other fees charged to our strategic partnership customers. In contrast to Enterprise revenue, pricing on these deals is negotiated specific to the customer needs and can include per device charges, platform only charges (including SDK), cost-plus or PAYG arrangements on Wi-Fi usage, and various other pricing mechanisms.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Mobile Connectivity Services	$10,535	$13,474	$21,962	$27,760
Enterprise	8,362	11,173	17,576	22,870
Unlimited Customers	2,614	2,212	5,219	4,382
Other Pricing Plan Customers	5,748	8,961	12,357	18,488
Strategic Partnerships	2,173	2,301	4,386	4,890

For the three months ended June 30, 2018, revenue decreased $2.9 million or 22% as compared to the same period in 2017. This was largely due to lower Enterprise revenue of $2.8 million. While Unlimited Customers have increased $0.4 million, this was offset by a decrease from Other Pricing Plan Customers of $3.2 million. We continue to strive to pivot our Other Pricing Plan Customers to become Unlimited Customers, but have been experiencing customer churn that negatively impacts our revenue during that transition. Revenue from Strategic Partnerships decreased $0.1 million largely due to declining shipments of iPass enabled devices for one of our largest strategic partners and the churn of a strategic partner, offset in part by revenue from the sale of our first software license.

For the six months ended June 30, 2018, revenue decreased $5.8 million or 21% as compared to the same period in 2017. This was due to lower Enterprise revenue driven by churn and declining usage from our Other Pricing Plan Customers. Revenue from Strategic Partnerships declined $0.5 million largely due to customer churn offset in part by revenue from the sale of our first software license.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Network access costs	$6,339	$9,598	13,183	$19,157
As a percentage of total revenue	60.2%	71.2%	60.0%	69.0%
For the three months ended June 30, 2018, NAC as a percentage of total revenue decreased eleven percentage points as compared to the same period in 2017. The decline in NAC was primarily related to renegotiating the majority of our annual commitment contracts during the fourth quarter of 2017 and first quarter of 2018, leading to favorable pricing for iPass. As a part of these renegotiation efforts, we saved $1.5 million on premium inflight Wi-Fi network charges.

For the six months ended June 30, 2018, NAC as a percentage of total revenue deceased nine percentage points as compared to the same period in 2017, also largely attributed to the renegotiation of annual commitment contracts. These renegotiation efforts saved us $3.4 million on premium inflight Wi-Fi network charges.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, co-location center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Network operations costs	$1,379	$1,514	2,763	$3,206
As a percentage of total revenue	13.1%	11.2%	12.6%	11.5%
For the three months ended June 30, 2018, network operations costs decreased approximately $0.1 million, or 9%, compared to the same period in 2017 due to a decrease in maintenance and support.
For the six months ended June 30, 2018, network operations costs decreased approximately $0.4 million, or 14%, compared to the same period in 2017 due to a decrease in maintenance and support costs.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Research and development expense	$1,967	$2,137	3,920	$4,111
As a percentage of total revenue	18.7%	15.9%	17.8%	14.8%
For the three months ended June 30, 2018, research and development expense decreased by approximately $0.2 million, or 8%, compared to the same period in 2017 due to decreases in salary and related payroll expenses. This is attributed to a slight reduction in headcount in the United States, offset in part by an increase in India.
For the six months ended June 30, 2018, research and development expense decreased by approximately $0.2 million, or 5%, compared to the same period in 2017 due to decreases in salary and related payroll expenses. This is attributed to a slight reduction in headcount in the United States, offset in part by an increase in India.
Sales and Marketing
Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Sales and marketing expense	$2,439	$2,615	4,908	$5,069
As a percentage of total revenue	23.2%	19.4%	22.3%	18.3%
For the three months ended June 30, 2018, sales and marketing expense decreased by approximately $0.2 million, or 7%, compared to the same period in 2017 in part due to iPass' attempts to increase efficiencies and savings, such as the decrease in certain marketing events, while still continuing to focus on new customer acquisition and churn mitigation.

For the six months ended June 30,2018, sales and marketing expense decreased by approximately $0.2 million, or 3%, compared to the same period in 2017 due to savings from a decrease in marketing events and travel expense.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
General and administrative expense	$2,980	$2,546	5,569	$5,318
As a percentage of total revenue	28.3%	18.9%	25.4%	19.2%
For the three months ended June 30, 2018, despite an overall effort for cost saving general and administrative expense increased by $0.4 million or 17%, as compared to the same period in 2017. This was primarily due to the increase of $0.2 million in legal expenses and $0.2 million of non-capitalizable financing expenses.
For the six months ended June 30, 2018, general and administrative expense increased by $0.3 million, or 5%, compared to the same period in 2017, primarily due to an increase in of $0.4 million in legal expenses, $0.2 million in accounting expenses, and $0.2 million of non-capitalizable financing expenses, offset by a decrease of $0.4 million in depreciation expense and a $0.3 million release of a state sales tax liability.
Other Income and Expenses
Foreign Exchange Gains and Losses
Foreign exchange gains and losses, both realized and unrealized, are primarily derived from certain NAC invoices in currencies other than the U.S. dollar. The majority of our NAC in foreign currencies are in the euro or British pound. During the three months ended June 30, 2018, due to the stronger dollar compared to the euro and pound, foreign exchange gain was approximately $0.2 million. Due to the stronger euro and pound in three months period ended March 31, 2018 offsetting the gains in the three months period ended June 30, 2018, there was no material foreign exchange impact to the six month period ended June 30, 2018. For the three and six months periods ended June 30, 2017, the foreign exchange loss was $0.1 million and $0.2 million, respectively, due to the stronger euro and pound.
Through June 30, 2018, we did not enter into any hedging contracts.

Provision for Income Taxes
Income tax expense for each of the three and six months ended June 30, 2018 was approximately $0.1 million and is primarily related to foreign taxes on expected profits in foreign jurisdictions. Income tax expense for each of the three and six months ended June 30, 2017 was approximately $0.2 million and $0.3 million, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $8.2 million at June 30, 2018, compared to $5.2 million at December 31, 2017.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows
Net cash used in operating activities	$(9,430)	$(5,530)
Net cash used in investing activities	(21)	(437)
Net cash provided by financing activities	12,457	263
Net increase (decrease) in cash and cash equivalents	$3,006	$(5,704)
Operating Activities

Net cash used in operating activities increased by approximately $3.9 million for the six months ended June 30, 2018 compared to the same period in 2017. This was largely attributed to the pay down of our accounts payable balance in the quarter ended June 30, 2018.
Investing Activities
Net cash used in investing activities decreased by $0.4 million from the six months ended June 30, 2017 as compared to the six months ended June 30, 2018. This decrease is primarily due to no material purchases of property and equipment in the six months ended June 30, 2018.
Financing Activities
Net cash provided by financing activities increased by $12.2 million from the six months ended June 30, 2017 as compared to the six months ended June 30, 2018. This significant increase is due to the $10.0 million of debt signed in the second quarter of 2018 offset in part by $1.4 million in transaction costs paid, plus $3.9 million raised from the issuance of common stock to Aspire Capital under the CSPA.

Sources of Cash and Future Cash Requirements
We have historically relied on existing cash and cash equivalents, issuance of equity securities, and debt for our liquidity needs. We use a professional investment management firm to manage a large portion of our cash, which is invested primarily in money market accounts.
In November 2017, we entered into a CSPA with Aspire Capital. As of June 30, 2018, we had issued a total of 13,341,750 shares to Aspire Capital for $5.1 million. Under the terms of the original agreement, there are no additional shares available to sell to Aspire Capital.
On June 14, 2018, we entered into a Credit Agreement Fortress for an initial term loan of $10.0 million. From June 14, 2018 through September 14, 2019, we may request an additional draw down in $1.0 million increments not to exceed $10.0 million in total (the "Delayed Draw Term Loan"). Each Delayed Draw Term Loan is made at Fortress's sole discretion. The Credit Agreement bears an annual interest at a stated rate of 11.0% plus the greater of the following i) LIBO Rate or ii) 1.0%. Payments are due at the beginning of each month and the first 18 payments are interest-only. Starting in December 2019, we shall make thirty monthly principal payments, plus any accrued and unpaid interest, to fully payoff the Credit Agreement. At the end of the term we will pay a fee equal to 5.0% of the principal amount.
We believe that based on our current business plan and revenue prospects, our anticipated cash flows from operations, and the remaining debt available to us under the Delayed Draw Term Loan (the issuance of which is at Fortress's discretion), our existing cash balances will still not be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Achievement of our objectives will be dependent upon the ability to generate revenue from current and planned business operations, obtaining additional capital, or cost reductions. However, there is no assurance that we will be able to achieve these objectives; therefore, there is substantial doubt about our ability to continue as a going concern.
The amount of cash and cash equivalents held by our foreign subsidiaries as of June 30, 2018 and December 31, 2017 was $0.3 million. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three and six months periods ended June 30, 2018, was for network access, payroll related expenses, acquisition of debt financing, and general operating expenses including marketing and office rent.

Contractual Obligations
The following are our contractual obligations as of June 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating lease obligations	$3,029	$1,556	$1,473	$—
Other purchase commitments	6,853	6,340	513	—
Total contractual obligations(1)	$9,882	$7,896	$1,986	$—

(1) See Note 7 "Commitments and Contingencies"

This compares to $15.6 million of contractual obligations as of December 31, 2017.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at June 30, 2018 and December 31, 2017, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the six months ended June 30, 2018, were the euro, the British pound, and the Indian rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. dollar. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

4.3	Form of Warrants issued to entities related to Fortress Capital Corp. (Filed as Exhibit 4.1 to our Form 8-K (SEC File No. 000-50327), filed on June 19, 2018, and incorporated by reference herein.)

10.1	Amended and restated 2003 Non-Employee Directors Plan.

10.2*	Credit Agreement entered into as of June 14, 2018, between Fortress Credit Corp., and iPass Inc.

10.3*	Security Agreement, dated as of June 14, 2018, by Fortress Credit Corp. and iPass Inc. and related entities.

10.4*	Patent Security Agreement, by iPass Inc. and related entities in favor of Fortress Credit Corp.

10.5*	Trademark Security Agreement, by iPass Inc. and related entities in favor of Fortress Credit Corp.

10.6
2018 Compensation Actions Taken with Named Executive Officers (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on April 3, 2018, which description is incorporated by reference herein.)

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

*Confidential Treatment has been requested for certain portions of this Exhibit

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date:	August 9, 2018	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)