Form 10-Q/A
period 2018-06-30
IPASS INC
filed 2018-08-14
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to iPass, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on August 9, 2018 (the “Original Form 10-Q”), is solely to include Part II, Item 1A. Risk Factors.

This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to that filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. Certifications to this Amendment are filed with this Amendment, and the Exhibit Index for these certifications is included under Item 6 below.

IPASS INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED June 30, 2018

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors or newly identified risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017, except the following which have been added or updated:

We have outstanding debt secured by all of the assets of the company, including our intellectual property, and failure by us or our intellectual property holding subsidiary to fulfill our obligations under the applicable loan transaction agreements may cause the repayment obligations to accelerate.

In June 2018, through a newly formed special purpose entity ("SPE") that is consolidated within our financial statements, we entered into a credit arrangement with Fortress Credit Corp ("Fortress") pursuant to which we initially borrowed $10 million and may request additional $1 million installments up to an additional aggregate of $10 million, each such subsequent installment subject to Fortress’s consent. We assigned to the SPE our current and future intellectual property as first-priority security for the payment of all outstanding principal and interest. The credit agreement provides for principal payment beginning December 2019, and requires us to meet and maintain within specified levels and thresholds with respect to financial and operational covenants; satisfy key employee retention requirements; satisfy certain working capital and debt limitations; and not undertake certain actions and transactions such as paying dividends or entering into a change of control transaction, without Fortress consent. Failure to meet and maintain any of these covenants and requirements, to repay principal and interest in a timely manner or to undertake any of the prohibited actions or transactions would result in an event of default and allow Fortress to accelerate and require mandatory prepayment of all outstanding principal and interest, including fees. There can be no assurance that we will be able to perform and timely repay the amounts outstanding under the credit agreement, and upon the occurrence of an event of default under the credit agreement, if we are not able to repay all outstanding amounts required, we would lose control over our assets, including our intellectual property, which would seriously harm our business and operations.

We may require additional capital to support our business growth, and such capital may not be available.

Unless revenue in the near term increases significantly, we believe our existing cash balances will not be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, which include the need to develop new solutions and partnerships or enhance existing solutions and partnerships, enhance our operating infrastructure, and expand our sales and marketing capabilities. Accordingly, we would need additional equity or debt financing to secure funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders will experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt, as is the case with our credit arrangement with Fortress. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business and to respond to business challenges would be significantly limited as we may have to delay, reduce the scope of or eliminate some or all of our initiatives, or significantly reduce operating expenses, which would harm our operating results.

Our common stock is subject to delisting proceedings from the Nasdaq Global Select Market.

On September 15, 2017, we received a letter from the listing qualifications department of the Nasdaq Stock Market notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules. On November 14, 2017, we received a letter from the listing qualifications department of Nasdaq notifying us that for the prior 30 consecutive business days the minimum market value of our common stock was below $50 million, the minimum amount required by the continued listing requirements of Nasdaq listing rule 5450(b)(2)(A). We had until March 14, 2018, to regain compliance or request an additional extension under the bid price deficiency. In order to be granted that extension, we were required to submit a formal plan to Nasdaq outlining our path to regain compliance. On April 26, 2018, we met with Nasdaq to discuss our plan to regain compliance. On May 7, 2018, Nasdaq granted iPass an extension. As a result of Nasdaq's ruling to grant us an extension, the trading of our common stock was transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market. On May 30, 2018, as a result of this transfer to the Nasdaq Capital Market, we received a letter from the listing qualifications department of Nasdaq notifying us that our market value of listing securities was less than $35 million, the minimum amount required to be listed on the Nasdaq Capital Market. In addition, on or before September 10, 2018, we are required to effect a reverse stock split if our stock price does not otherwise rise above $1.00. September 10, 2018 represents the full extent of

Nasdaq's discretion and if we are not in compliance by that date, our common stock will be delisted from Nasdaq. A delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future.

Item 6. Exhibits

Exhibit Index to Form 10-Q/A

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

iPass Inc.

Date:	August 14, 2018	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)