Form 10-Q
period 2018-09-30
IPASS INC
filed 2018-11-13
CIK 1053374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit such files.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 139a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of November 1, 2018 was 7,957,988.

IPASS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,912	$5,159
Accounts receivable, net of allowance for doubtful accounts of $63 and $151, respectively	7,944	8,717
Prepaid expenses	1,032	1,641
Other current assets	417	712
Total current assets	14,305	16,229
Property and equipment, net	1,009	1,334
Other assets	859	840
Total assets	$16,173	$18,403
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,145	$9,044
Accrued liabilities	3,708	3,734
Deferred revenue, short-term	3,541	3,723
Total current liabilities	15,394	16,501
Debt, long-term	7,098	—
Deferred revenue, long-term	25	102
Other long-term liabilities	1,194	1,009
Total liabilities	23,711	17,612
Stockholders’ equity (deficit):
Common stock	82	71
Additional paid-in capital	232,144	226,490
Accumulated deficit	(239,764)	(225,770)
Total stockholders’ equity (deficit)	(7,538)	791
Total liabilities and stockholders’ equity (deficit)	$16,173	$18,403
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$9,275	$13,399	$31,237	$41,159
Cost of revenue and operating expenses:
Network access costs	5,720	10,312	18,903	29,469
Network operations	1,294	1,629	4,057	4,835
Research and development	1,825	1,948	5,745	6,059
Sales and marketing	2,760	2,520	7,668	7,588
General and administrative	2,426	3,427	7,995	8,746
Total cost of revenue and operating expenses	14,025	19,836	44,368	56,697
Operating loss	(4,750)	(6,437)	(13,131)	(15,538)
Other income (expense):
Interest income (expense), net	(572)	8	(608)	36
Foreign exchange loss	(87)	(173)	(80)	(351)
Change in fair value of derivative	(179)	—	(179)	—
Total other income (expense)	(838)	(165)	(867)	(315)
Loss before provision for income taxes	(5,588)	(6,602)	(13,998)	(15,853)
Provision for income taxes	44	56	170	389
Net loss	$(5,632)	$(6,658)	$(14,168)	$(16,242)
Comprehensive loss	$(5,632)	$(6,658)	$(14,168)	$(16,242)

Net loss per share - basic and diluted (1)	$(0.71)	$(1.01)	$(1.90)	$(2.47)

Weighted average shares outstanding - basic and diluted (1)	7,927,663	6,587,841	7,458,098	6,568,324

See Accompanying Notes to the Condensed Consolidated Financial Statements
(1) All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-ten reverse stock split which became effective August 23, 2018.

IPASS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,168)	$(16,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	969	1,041
Depreciation and amortization	502	1,144
Provision for doubtful accounts	30	146
Amortization of debt discount	254	—
Change in fair value of derivative	179	—
Changes in operating assets and liabilities:
Accounts receivable	743	2,639
Prepaid expenses and other current assets	1,059	(160)
Other assets	94	(20)
Accounts payable	(899)	3,033
Accrued liabilities	(26)	(362)
Deferred revenue	(338)	343
Other liabilities	(679)	(104)
Net cash used in operating activities	(12,280)	(8,542)
Cash flows from investing activities:
Purchases of property and equipment	(192)	(737)
Net cash used in investing activities	(192)	(737)
Cash flows from financing activities:
Proceeds from debt financing	10,000	—
Issuance cost of debt financing	(1,628)	—
Net proceeds from issuance of common stock	—	264
Proceeds from common stock purchase agreement	3,891	—
Issuance cost of common stock purchase agreement	(38)	—
Net cash provided by financing activities	12,225	264
Net decrease in cash and cash equivalents	(247)	(9,015)
Cash and cash equivalents at beginning of period	5,159	16,072
Cash and cash equivalents at end of period	$4,912	$7,057
Supplemental Cash Flow Disclosure:
Net cash paid for taxes	$130	$180
Net cash paid for interest	$385	$2
Supplemental Non-cash Disclosure:
Fair value of warrants issued in connection with debt financing	$843	$—
Fair value of derivative liability in connection with debt financing	$864	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

IPASS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of iPass Inc., its wholly owned subsidiaries, and the variable interest entity discussed in detail in Note 6 (all together "iPass" and the “Company”). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation for the interim periods presented. The condensed consolidated financial statements as of and for the year ended December 31, 2017, were derived from audited financial statements. This interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

Reverse Stock Split

On August 21, 2018, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation of iPass Inc. (the “Amendment”) to effect a one-for-ten reverse stock split of its outstanding common stock, effective as of August 23, 2018. A series of alternate amendments to effect a reverse stock split were approved by the Company's stockholders at its Annual Meeting of Stockholders held on June 13, 2018, and the specific one-for-ten ratio was subsequently approved by the board of directors on August 16, 2018. All share and per-share data in our unaudited condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this reverse stock split.

Going Concern

The Company has historically relied on existing cash and cash equivalents, sales of equity and debt financing for its liquidity needs. As of September 30, 2018, the Company had $4.9 million in cash and cash equivalents.

In November 2017, the Company entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC, ("Aspire Capital"). The agreement allowed the Company to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the agreement on November 16, 2017, Aspire Capital purchased from the Company 186,769 shares of common stock for a total purchase price of $1.0 million. In addition, the Company issued 84,046 commitment shares to Aspire Capital. Beyond the initial purchase, the Company, at its discretion, had the right to direct Aspire Capital to purchase additional shares up to a daily maximum of 20,000 shares. The Company and Aspire Capital could mutually agree to increase the daily maximum in any given business day. However, the total number of shares issued to Aspire Capital could not exceed 1,334,175, which represented 19.99% of the Company's total outstanding shares of common stock at the signing of the CSPA. On June 8, 2018, the Company issued 199,179 shares to Aspire Capital, bringing the cumulative total issued to 1,334,175 shares for a gross amount of $5.1 million. The Company cannot currently sell any additional shares under the current agreement.

In June 2018, the Company executed a credit agreement with Fortress Credit Corp ("Fortress") to borrow $10.0 million with an option to borrow up to an additional $10.0 million, subject to the discretion of Fortress. See Note 6 for further details.

The accompanying condensed consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis assumes that the Company will continue operations for the next twelve months from the date the condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company's history of losses, limited liquidity, and other factors raise substantial doubt about the Company's ability to continue as a going concern. The Company may require additional financing, through either debt or equity arrangements. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to the Company. If the Company raises additional funds through equity financing, stockholders will experience dilution. Debt financing, if available, may involve covenants restricting operations or the Company's ability to incur additional debt. If the Company is unable to execute its business plan or obtain adequate financing and satisfactory financing terms, its ability to continue to support business growth and to respond to business challenges would be significantly limited as the Company will have to delay, reduce the scope of or eliminate some or all of its initiatives, or reduce expenses which would harm operating results. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the Company's inability to continue as a going concern.
Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. For leases longer than twelve months, the Company may be required to recognize a right-of-use ("ROU") asset and a lease liability. The Company is still evaluating the effect ASU 2016-02 will have on the Company's consolidated financial statements and related disclosures but believes it will be required to record a lease liability and corresponding ROU asset.

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
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company's revenue is derived from monthly recurring arrangements that provide the Company's customers access to the Company's Wi-Fi network footprint. Other sources of revenue include professional services, iPass Network Intelligence big data analytics, software license and support. The Company applies the following five steps to recognize revenue:

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

2.Identify the performance obligations in the contract: Performance obligations in contracts are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The most significant performance obligations identified by the Company consist of 1) access to the Company's Wi-Fi network footprint via the iPass SmartConnectTM application (which forms a monthly series of performance obligations together with technical support and unspecified upgrades), 2) professional services, 3) iPass Network Intelligence big data analytics 4) software licenses and 5) support. As the Company's product offerings continue to evolve, the Company could identify further performance obligations based on the terms of the contract.

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

5.Recognize revenue when the performance obligation is satisfied: Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised services to a customer. The Company recognizes revenue when the Company transfers control of the services to the customers for an amount that reflects the consideration that the Company expects to receive in exchange for those services. Typically, access to the Company's Wi-Fi network footprint and the Company providing support services is recognized over time, such as over a month or quarter, and at a point in time for when professional services, iPass Network Intelligence big data analytics, or software license obligations are satisfied.

For the nine months ended September 30, 2018 and 2017, the Company recognized $3.2 million and $2.4 million from amounts included in the deferred revenue beginning balance, respectively.
Costs to Obtain a Customer Contract

The Company capitalizes sales commissions that are incremental to the acquisition of contracts with customers. These costs are recorded as other current assets and other assets on our condensed consolidated balance sheets. The Company determines whether costs should be deferred based on sales compensation plans and agreements when the costs are in fact incremental and would not have occurred absent the customer contract. The deferred commission amounts are deemed recoverable through future revenue streams and positive margins. Deferred commissions are amortized on a straight-line basis over the expected customer contract life and included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2018, the estimated customer contract life is deemed to approximate three years.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred sales commissions. There were no material impairment losses for deferred sales commissions through September 30, 2018.

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
The fair value measurements of these financial assets (excluding cash) and liabilities and the related hierarchy level for the fair value measurement at September 30, 2018, and December 31, 2017 are as follows:

	As of September 30, 2018				As of December 31, 2017
	Fair Value Measured Using			Total Balance	Fair Value Measured Using			Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Money market funds(1)	$4,622	$—	$—	$4,622	$4,175	$—	$—	$4,175
Total financial assets	$4,622	$—	$—	$4,622	$4,175	$—	$—	$4,175

Financial liabilities
Derivative liability(2)	$—	$—	$864	$864	$—	$—	$—	$—
Total financial liabilities	$—	$—	$864	$864	$—	$—	$—	$—

(1)	Held in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

(2)	Recorded in other long-term liabilities on the Company’s condensed consolidated balance sheets.
There were no transfers between Levels 1, 2, and 3 from December 31, 2017 through September 30, 2018. As of September 30, 2018 and December 31, 2017, the carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Derivative Liability
Balance at December 31, 2017	$—
Initial fair value of derivative liability at June 30, 2018	685
Change in fair value at September 30, 2018	179
Balance at September 30, 2018	$864

Note 3. Property and Equipment, net
Property and equipment, net, consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Equipment	$10,884	$10,698
Furniture and fixtures	246	246
Computer software	10,727	10,723
Construction in progress	—	36
Leasehold improvements	483	483
	22,340	22,186
Less: Accumulated depreciation and amortization	(21,331)	(20,852)
Property and equipment, net	$1,009	$1,334
Depreciation expense was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, compared to approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively.
During the three months ended September 30, 2018, the Company did not retire any property and equipment. During the nine months ended September 30, 2018, the Company retired less than $0.1 million gross property and equipment. During the three and nine months ended September 30, 2017, the Company retired less than $0.1 million in gross property and equipment.
Note 4. Other Assets
Other assets (non-current) consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Deposits	$479	$503
Long-term deferred tax asset, net	209	209
Long-term tax receivable	128	128
Deferred commissions, long-term	43	—
	$859	$840

Note 5. Accrued Liabilities and Other Long-term Liabilities
Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued tax liabilities	$862	$886
Accrued bonus, commissions and other employee benefits	499	522
Amounts due to customers	820	962
Legal fee accruals	434	492
Sales tax liability	284	—
Other accrued liabilities	809	872
	$3,708	$3,734

Other long-term liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Other long-term liabilities	$330	$1,009
Derivative liability	864	—
	$1,194	$1,009

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
The Credit Agreement contains customary representations, warranties and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operations of the business and properties of the Company as well as financial performance, including requirements to maintain a minimum of $1.5 million of unrestricted cash; limits on network access cost, operating expenses and gross revenue levels on a trailing four-quarter basis to be within a stated percentage of budgeted amounts; changes in senior management not otherwise approved by Fortress; limits on undisputed trade payables to 90 days or less; prohibitions on incurring additional indebtedness or making guarantees, making investments, loans and acquisitions; prohibitions on consolidating or merging, altering the business of the Company; requirements for a December 31, 2018 audit report without a going concern emphasis of a matter paragraph; and prohibitions on paying dividends or making distributions. The Credit Agreement further provides customary events of default and cure periods for certain specified events of default, and in the event of uncured default, the acceleration of the maturity date, an increase in the applicable interest rate with respect to amounts outstanding, and an additional fee based on the outstanding principal balance. The Company is in compliance with all required covenants and representations.

The Company analyzed Fortress's option to require full repayment and charge an additional fee based on the outstanding principal balance and concludes this to be a put option that is an embedded derivative under ASC 815, Derivatives and Hedging. This embedded derivative should be bifurcated and measured at fair value at each reporting period. The Company assessed the fair value of the embedded derivative using a probability assessment on the event of default. As of September 30, 2018, the fair value of the embedded derivative was deemed to be $0.9 million, an increase of $0.2 million from initial assessment. The change in fair value of the derivative was recorded in other expense in the consolidated statements of operations and comprehensive loss.

The Company incurred transaction costs of $1.6 million which included fees from the Company's general counsel, financial advisers, a 3.0% structuring fee paid to Fortress, and the reimbursement to Fortress of certain expenses related to the execution of the Credit Agreement.

Concurrently with the execution of the Credit Agreement, the Company issued to entities related to Fortress 278,493 common stock warrants at a per share exercise price of $3.022 with a seven year life (after adjusted for the reverse stock split effected on August 23, 2018). The Company considered the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and concluded the warrants should be classified as equity. Factors that support this conclusion include the ability to settle in a fixed number of unregistered shares and cashless exercise. The fair value of $0.8 million was calculated using the Black-Scholes model.
A reconciliation of the proceeds from the Credit Agreement to its carrying value is as follows:

(In thousands)
Principal	$10,000
End of term fee	500
Total debt	10,500
Debt discount	(3,402)
Debt, short-term	—
Debt, long-term	$7,098

The debt discount is presented net of amortization and includes the following:

(In thousands)
Issuance Costs	$1,628
Debt discount from end of term fee	500
Warrants - equity	843
Derivative - liability	685
Debt discount	3,656
Accumulated amortization	(254)
Debt discount, net of amortization	$3,402
The debt discount is amortized to interest expense over the life of the loan using the effective interest method. Amortization during the quarter ended September 30, 2018 was approximately $0.3 million.

The expected timing of principal payments are as follows as of September 30, 2018:

Year ended December 31,	(In thousands)
Remainder of 2018 (three months)	$—
2019	333
2020	4,000
2021	4,000
2022	2,167
Future principal payments	$10,500

Note 7. Commitments and Contingencies
Lease and Purchase Commitments
The Company leases facilities under operating leases that expire at various dates through October 2020. Future minimum lease payments under these operating leases as of September 30, 2018, are as follows:

Year	Operating Leases
(In thousands)
Remainder of 2018 (three months)	$412
2019	1,216
2020	926
$2,554
The Company has contracts with certain network service and other infrastructure providers which have minimum purchase commitments that expire on various dates through December 2019. Future minimum purchase commitments under these agreements as of September 30, 2018, are as follows:

Year	Minimum Purchase Commitments
(In thousands)
Remainder of 2018 (three months)	$3,291
2019	1,672
$4,963

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
The following weighted average potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	937,690	925,462	930,853	629,998
Warrants to purchase common stock	278,493	—	278,493	—
Restricted stock awards, including participating securities	32,094	20,250	19,905	21,583
Total	1,248,277	945,712	1,229,251	651,581

Note 9. Segment and Geographical Information

The Company has one reportable operating segment, Mobile Connectivity Services. The Company's cloud-based service gives the Company's customers and their users access to the Company's global Wi-Fi network and mobile connectivity solutions.
The following table presents total Company revenue by country or by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	54%	48%	51%	46%
Europe, Middle East and Africa	38%	44%	41%	44%
Asia Pacific	4%	4%	4%	6%
Rest of the World	4%	4%	4%	4%
No individual country, except for the United States, accounted for 10% or more of total revenue for the three months ended September 30, 2018. No individual country, except for the United States and Germany, accounted for 10% or more of total revenue for the nine months ended September 30, 2018. One customer represented 10% of total revenue for the three months ended September 30, 2018. No customers represented 10% or more of total revenue for the nine months ended September 30, 2018.
No individual country, except for the United States and Germany, accounted for 10% or more of total revenue for the three and nine months ended September 30, 2017. For those periods, revenue in Germany accounted for 16% and 15% of total revenue, respectively. One channel reseller represented 10% of total revenues for the three and nine months ended September 30, 2017.
Substantially all of the Company's long-lived assets are located in the United States.

Note 10. Related Party Transactions
In the normal course of business, the Company entered into a service agreement with Tech Data, a related party due to a family relationship between executives of both companies which constituted a related party as defined by SEC rules. Tech Data provided services for approximately $0.2 million and received payments of approximately $0.2 million during the nine months ended September 30, 2018. Transactions involving related parties cannot be presumed to be carried out at arm’s length.
Note 11. Subsequent Events
On November 12, 2018, the Company signed a definitive agreement to be acquired by Pareteum Corporation in an all-stock deal whereby shareholders of the Company will receive 1.17 shares of Pareteum common stock for each share of the Company’s common stock.
Management has evaluated events subsequent to September 30, 2018, through the date the filing of this Form 10-Q for other transactions and events that may require adjustment of and/or disclosure in such financial statements and noted no additional significant subsequent events that require disclosure.

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
This MD&A is organized as follows:

Overview	Discussion of our business

Business Portfolio and Our Strategy	Description of our business and strategy

Significant Trends and Events	Operating, financial and other material trends and events that affect our company and may reflect our performance

Key Operating Metrics	Discussion of key operating metrics that we use to evaluate our operating performance

Critical Accounting Policies and Estimates	Accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results

Results of Operations	An analysis of our financial results comparing the three and nine months ended September 30, 2018 and September 30, 2017.

Liquidity and Capital Resources	An analysis of changes in our balance sheet and cash flows, and discussion of our financial condition, potential sources of liquidity and other required disclosures
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
•iPass Network Intelligence big data aggregation and analysis intelligence (previously branded as Veri-FiTM) to rate hotspots on critical quality of service criteria, optimize network performance attributes, and provide intelligent data to a variety of partner use cases.
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
Enterprise (Business to Business or B2B): Representing approximately 80% of total revenue, this go-to-market strategy focuses on providing mobile connectivity solutions to enterprises, from small to large. With an easy-to-download app, a user on a variety of platforms (Android, iOS, Windows) can quickly access our hosted service and connect to our over 65 million Wi-Fi hotspots around the globe. While we continue to have existing customers that use our services under a variety of pay-as-you-go ("PAYG") or flat rate pricing plans (together "Other Pricing Plans"), in 2015 we introduced our UNLIMITED pricing. Under UNLIMITED, for a set price per subscriber per month, our customers have access to our entire network of hotspots without the worries of throttling usage or running up large overage expenses. Starting in the second quarter of 2018, we began selling our technology to enterprise customers under a perpetual software license. Customers can embed our technology into their own offerings, realizing the power and benefits of iPass SmartConnect.
Strategic Partnerships (Business to Business to Consumer or B2B2C): At approximately 20% of total revenue, this strategy is executed through business development deals intended to open channel distributions for our product to reach the consumer market. While the channel customer may use a combination of our platform, technology infrastructure, or network, we negotiate each deal independently based on specific customer needs. Strategic Partnerships include global Original Equipment Manufacturers ("OEMs"), loyalty programs like credit card companies, promotional and marketing agencies, software product and service providers, and communication companies. With the advent of our SDK and big data generated from iPass SmartConnect, we envision additional monetization streams in the future with our strategic partners.
For a detailed discussion regarding our business, including our strategy and our service offerings, see “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Significant Trends and Events
The following describes significant trends and events that impacted our financial condition, results of operations, and/or the direction of our business in the period ended September 30, 2018:
Customer Churn and Commoditization of Wi-Fi
While we believe our Unlimited offering provides significant value for those seeking mobile connectivity solutions, churn of existing customers, both via termination and account write-downs has adversely impacted revenue in 2018. Our goal is to transition customers from Other Pricing Plans and PAYG models to the Unlimited model, but we have experienced customer churn in that process. With the increase in unlimited data plans from mobile network operators and increasing amount of free Wi-Fi at cafes, hotels, and airports, driving a value proposition on our technology stack is key to mitigating customer churn and the lower cost of data connectivity
Going Concern and Financing
As our capital position has deteriorated and our revenue has declined during 2018, we believe some difficulties in increasing sales are due to customer perception of our long term viability. Over the past year we have worked hard to secure the financing required to meet operational needs, further product development, and address potential customers' concerns.

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
On November 16, 2017, we entered into a Common Stock Purchase Agreement ("CSPA") with Aspire Capital Fund, LLC ("Aspire Capital") that allowed us to sell up to $10.0 million worth of common stock to Aspire Capital over a 24 month period. Upon execution of the CSPA, Aspire Capital purchased from us 186,769 shares of common stock for a total purchase price of $1.0 million. iPass also issued to Aspire Capital 84,046 commitment shares. Beyond the initial purchase, we, at our discretion, had the right to direct Aspire Capital to purchase additional shares. The total number of shares available to be issued to Aspire Capital was 1,334,175 shares without stockholder approval. By the end of the second quarter 2018, iPass issued a total of 1,334,175 shares to Aspire Capital for $5.1 million and therefore cannot sell any additional shares under the current agreement.
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
Despite the financing described above, we continue to believe our customers have concern about our ability to continue as a going concern. In addition, unless we are able to significantly increase sales, raise a substantial amount of equity or debt financing, or further reduce expenses, we will not have adequate resources available to us to continue operations over a meaningful period of time. Therefore, we conclude there is reasonable doubt about our ability to continue as a going concern for the next twelve months.
Key Operating Metrics
The following are several key metrics iPass tracks to evaluate operating performance. Together they provide insights into our sales efforts, network acquisition costs, margins, consumption of network, and active users of our services.

	For the Quarter Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
(in thousands except percentages and TB)
ACV(1):
Gross ACV	$535	$3,462	$1,663	$1,564	$933
ACV reversals	(224)	—	(40)	(381)	—
Net ACV	$311	$3,462	$1,623	$1,183	$933

Short-term and long-term deferred revenue	$3,566	$4,853	$3,062	$3,825	$2,822

NAC:
Committed purchase capacity(2)	55%	54%	63%	88%	84%
Total purchased capacity (TB)(3)	73	75	79	90	89
Capacity consumed(4)	31%	32%	35%	36%	40%

Gross Margin(5)	24.4%	26.7%	28.0%	20.9%	10.9%

Network Hours Consumed(6):
Unlimited and strategic partnerships	332	328	371	500	645
Other pricing plans	148	194	208	270	298
Total Network Hours Consumed	480	522	579	770	943

Wi-Fi Network Users(7):
Enterprise	62	87	88	94	91
Strategic partnerships	55	48	62	71	83
Total Wi-Fi Network Users	117	135	150	165	174

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018, compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, except that we updated our revenue recognition policies pursuant to the adoption of Topic 606 and added new estimates and judgments related to derivative liabilities and warrants (see Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" included in Part I, Item 1, of this report).
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
Strategic Partnership revenues consist of Wi-Fi, platform, technology, iPass Network Intelligence, and other fees charged to our strategic partnership customers. In contrast to Enterprise revenue, pricing on these deals is negotiated specific to the customer needs and can include per device charges, platform only charges (including SDK), cost-plus or PAYG arrangements on Wi-Fi usage, and various other pricing mechanisms.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Mobile Connectivity Services	$9,275	$13,399	$31,237	$41,159
Enterprise	7,036	10,136	24,612	33,007
Unlimited Customers	2,400	2,729	7,619	7,113
Other Pricing Plan Customers	4,636	7,407	16,993	25,894
Strategic Partnerships	2,239	3,263	6,625	8,152

For the three months ended September 30, 2018, revenue decreased $4.1 million or 31% as compared to the same period in 2017. This was largely due to lower Enterprise revenue of $3.1 million, with the largest decrease coming from Other Pricing Plan Customers of $2.8 million due to declines in usage by PAYG customers and customer churn. Revenue from Strategic Partnerships decreased $1.0 million largely due to the churn of a strategic partner and overall declining usage, offset in part by revenue from the sale of our first software license.

For the nine months ended September 30, 2018, revenue decreased $9.9 million or 24% as compared to the same period in 2017. This was largely due to lower Enterprise revenue of $8.4 million. While Unlimited Customers have increased $0.5 million, this was offset by a decrease from Other Pricing Plan Customers of $8.9 million. Revenue from Strategic Partnerships declined $1.5 million largely due to customer churn, declining usage, and declining shipments of iPass enabled devices for one strategic partner offset in part by revenue from the sale of our first software license.
Cost of Revenue and Operating Expenses
Network Access Costs (NAC)
NAC consist of charges for network access which we pay to our network service providers and other direct cost of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Network access costs	$5,720	$10,312	$18,903	$29,469
As a percentage of total revenue	61.7%	77.0%	60.5%	71.6%
For the three months ended September 30, 2018, NAC as a percentage of total revenue decreased fifteen percentage points as compared to the same period in 2017. The decline in NAC was primarily related to the renegotiation of the majority of our annual commitment contracts during the fourth quarter 2017 and first quarter 2018. Also contributing to lower NAC was a decline in usage of 49% from approximately 2.8 million hours in the third quarter 2017 to 1.4 million hours for the same period in 2018.
For the nine months ended September 30, 2018, NAC as a percentage of total revenue deceased eleven percentage points as compared to the same period in 2017, also largely due to the renegotiation of annual commitment contracts plus a decline in usage. The renegotiation efforts saved us $5.3 million on premium inflight Wi-Fi network charges.
Network Operations
Network operations expenses consist of compensation and benefits for our network engineering, customer support and network access quality personnel, outside consultants, co-location center fees, network equipment depreciation, inventory costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Network operations costs	$1,294	$1,629	$4,057	$4,835
As a percentage of total revenue	14.0%	12.2%	13.0%	11.7%
For the three months ended September 30, 2018, network operations costs decreased approximately $0.3 million, or 21%, compared to the same period in 2017 due to savings on maintenance and support for our database and infrastructure.
For the nine months ended September 30, 2018, network operations costs decreased approximately $0.8 million, or 16%, compared to the same period in 2017 due to savings on maintenance and support for our database and infrastructure.
Research and Development
Research and development expenses consist of compensation and benefits for our research and development personnel, software, consulting, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Research and development expense	$1,825	$1,948	$5,745	$6,059
As a percentage of total revenue	19.7%	14.5%	18.4%	14.7%
For the three months ended September 30, 2018, research and development expense decreased by approximately $0.1 million, or 6%, compared to the same period in 2017 due to decreases in salary and related payroll expenses. This is due to a slight reduction in headcount in the United States and Europe.
For the nine months ended September 30, 2018, research and development expense decreased by approximately $0.3 million, or 5%, compared to the same period in 2017 due to decreases in salary and related payroll expenses. This is due to a slight reduction in headcount in the United States and Europe.
Sales and Marketing

Sales and marketing expenses consist of compensation, benefits, advertising and lead generation costs, and allocated overhead costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Sales and marketing expense	$2,760	$2,520	$7,668	$7,588
As a percentage of total revenue	29.8%	18.8%	24.5%	18.4%
For the three months ended September 30, 2018, sales and marketing expense increased by approximately $0.2 million, or 10%, compared to the same period in 2017 primarily due to an increase in severance expense of $0.3 million.
For the nine months ended September 30, 2018, sales and marketing expense increased by approximately $0.1 million, or 1%, compared to the same period in 2017 due to an increase in consulting expense of $0.2 million and severance expense of $0.3 million, offset by less marketing and traveling expenditures of $0.3 million.
General and Administrative
General and administrative expenses consist primarily of compensation and benefits for general and administrative personnel, facilities, legal and accounting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
General and administrative expense	$2,426	$3,427	$7,995	$8,746
As a percentage of total revenue	26.2%	25.6%	25.6%	21.2%
For the three months ended September 30, 2018, general and administrative expense decreased by $1.0 million or 29%, as compared to the same period in 2017. This was primarily due to the decrease of $0.5 million in legal expenses related to legal fees incurred in the third quarter of 2017 in connection with an investigation of a claim by a former employee, $0.2 million of depreciation expenses, and decrease in salary and related payroll expenses due to a decline in headcount.
For the nine months ended September 30, 2018, general and administrative expense decreased by $0.8 million, or 9%, compared to the same period in 2017, primarily due to a decrease of $0.5 million in depreciation expense and a decrease of $0.3 million in salary and related payroll expenses due to a decline in headcount.
Other Income and Expenses
Other income and expense is made up of interest income and expense, foreign exchange gain or loss, and other expenses and was a $0.8 million expense for the three months ended September 30, 2018 as compared to $0.2 million expense for the three months ended September 30, 2017. The increase is primarily related to $0.6 million of interest expense and amortization of debt discounts from the June 2018 Fortress debt, as well as a $0.2 million expense from the change in fair value of a derivative liability related to the Fortress debt. This was offset in part by a $0.1 million decrease in foreign exchange loss.
Other income and expense was a $0.9 million expense for the nine months ended September 30, 2018 as compared to $0.3 million expense for the nine months ended September 30, 2017. The increase in expense is similar to the above explanations related to the June 2018 Fortress debt.
Through September 30, 2018, we did not enter into any hedging contracts.

Provision for Income Taxes
Income tax expense for each of the three and nine months ended September 30, 2018 was less than $0.1 million and approximately $0.2 million, respectively, and is primarily related to foreign income taxes on our cost-plus entities. Income tax expense for each of the three and nine months ended September 30, 2017 was approximately $0.1 million and $0.4 million, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $4.9 million at September 30, 2018, compared to $5.2 million at December 31, 2017.

	Nine months ended September 30,
	2018	2017
	(In thousands)
Cash Flows
Net cash used in operating activities	$(12,280)	$(8,542)
Net cash used in investing activities	(192)	(737)
Net cash provided by financing activities	12,225	264
Net decrease in cash and cash equivalents	$(247)	$(9,015)
Operating Activities
Net cash used in operating activities increased by approximately $3.7 million for the nine months ended September 30, 2018 compared to the same period in 2017. There are several factors, but this increase in cash used was primarily due to the pay down of our accounts payable balance in the nine months ended September 30, 2018, offset by collections of accounts receivable and a reduction in net loss after adjustments for non-cash items.
Investing Activities
Net cash used in investing activities decreased by $0.5 million from the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018. This decrease is due to a decrease in purchases of property and equipment in the nine months ended September 30, 2018.
Financing Activities
Net cash provided by financing activities increased by $11.9 million from the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018. This significant increase is due to the $10.0 million of debt signed in the second quarter 2018 offset in part by $1.6 million in transaction costs paid, plus $3.9 million raised from the issuance of common stock to Aspire Capital under the CSPA.

Sources of Cash and Future Cash Requirements
We have historically relied on existing cash and cash equivalents, issuance of equity securities, and debt for our liquidity needs.
In November 2017, we entered into a CSPA with Aspire Capital. By the end of the second quarter 2018, we had issued a total of 1,334,175 shares to Aspire Capital for $5.1 million. Under the terms of the original agreement, there are no additional shares available to sell to Aspire Capital.
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
We believe that based on our current revenue prospects, anticipated cash flows from operations, and the remaining debt available to us under the Delayed Draw Term Loan (the issuance of which is at Fortress's discretion), our existing cash balances will still not be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months, even when factoring in significant changes to operations or potential financing. Without a meaningful increase in revenue in the near term, achievement of our business objectives will require obtaining additional capital or cost reductions. However, there is no assurance that we will be able to achieve these objectives; therefore, there is substantial doubt about our ability to continue as a going concern.

The amount of cash and cash equivalents held by our foreign subsidiaries as of September 30, 2018 and December 31, 2017 was $0.3 million. We currently do not intend to distribute any of our cumulative earnings by our foreign subsidiaries to the parent company in the U.S.

Primary Uses of Cash
Our principal use of cash during the three and nine months periods ended September 30, 2018, was for network access, payroll related expenses, acquisition of debt financing, interest expense, and general operating expenses including office rent.

Contractual Obligations
The following are our contractual obligations as of September 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating lease obligations	$2,554	$1,342	$1,212	$—
Other purchase commitments	4,963	4,498	465	—
Total contractual obligations(1)	$7,517	$5,840	$1,677	$—

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at September 30, 2018 and December 31, 2017, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies, of which the most significant to our operations for the nine months ended September 30, 2018, were the euro, the British pound, and the Indian rupee. We are primarily exposed to foreign currency fluctuations related to network access costs and other operating expenses denominated in currencies other than the U.S. dollar. Currently, we do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. The impact of foreign currency fluctuations is also discussed in “Foreign Exchange Gains and Losses” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have outstanding debt secured by all of the assets of the company, including our intellectual property, and failure by us or our intellectual property holding subsidiary to fulfill our obligations under the applicable loan transaction agreements may cause the repayment obligations to accelerate and result in our loss of control over our assets, including our intellectual property.

In June 2018, through a newly formed special purpose entity ("SPE") that is consolidated within our financial statements, we entered into a credit arrangement with Fortress Credit Corp ("Fortress") pursuant to which we initially borrowed $10 million and may request additional $1 million installments up to an additional aggregate of $10 million, each such subsequent installment subject to Fortress’s consent. We assigned to the SPE our current and future intellectual property as first-priority security for the payment of all outstanding principal and interest. The credit agreement provides for principal payment beginning December 2019, and requires us to meet and maintain within specified levels and thresholds certain specific financial and operational covenants; require a December 31, 2018 audit report without a going concern emphasis of a matter paragraph; satisfy key employee retention requirements; maintain our current business and operations; satisfy certain working capital and debt limitations; and not undertake certain actions and transactions such as paying dividends or entering into a change of control transaction, without Fortress consent. Failure to meet and maintain any of these covenants and requirements, to repay principal and interest in a timely manner or to undertake any of the prohibited actions or transactions would result in an event of default and allow Fortress to accelerate and require mandatory prepayment of all outstanding principal and interest, including fees. There can be no assurance that we will be able to perform the obligations under the credit agreement, including the timely repayment of the amounts outstanding under the credit agreement, and upon the occurrence of an event of default under the credit agreement, if we are not able to perform our obligations and repay all outstanding amounts required when due, we would lose control over our assets, including our intellectual property, which would seriously harm our business and operations.

There is substantial doubt about our ability to continue as a going concern. We require additional capital to support our business growth, and such capital may not be available.

Our existing cash balances will not be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We intend to continue to make investments to support our business and require additional funds to respond to business challenges, which include the need to develop new solutions and partnerships or enhance existing solutions and partnerships, and enhance our operating infrastructure. Accordingly, we need additional equity or debt financing to secure funds. Equity and debt financing, however, is not readily available and, if becomes available, might not be available on terms satisfactory to us. If we raise additional funds through equity financing, our stockholders will experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt, as is the case with our credit arrangement with Fortress. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business and to respond to business challenges will be significantly limited and we will have to delay, reduce the scope of or eliminate initiatives, as well as significantly reduce operating expenses, which would harm our operating results. However, there is no assurance that we will be able to achieve these objectives; therefore, there is substantial doubt about our ability to continue as a going concern.

Trading of our common stock has been suspended from the Nasdaq Capital Market and Nasdaq may complete the delisting process by filing a Form 25 with the SEC.

On November 5, 2018, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to delist our securities from the Nasdaq Capital Market based upon the Company’s non-compliance with the minimum $35 million market value of listed securities requirement. Nasdaq suspended trading of the Company’s shares effective November 7, 2018, and Nasdaq intends to complete the delisting process by filing a Form 25 “Notification of Delisting” with the Securities and Exchange Commission (“SEC”) after the applicable review periods have expired. In accordance with the Nasdaq Listing Rules, we may request that the Panel reconsider its decision or appeal the delisting determination to the Nasdaq Listing and Hearing Review Council, but we must do so within 7 or 15 days of the notice date, respectively. We filed a request for reconsideration on November 12, 2018, and are awaiting a response from Nasdaq. In the meantime, our shares are eligible to trade “over-the-counter” in the OTC Markets system under the current symbol “IPAS.” We may also file an application to have our shares quoted on the OTCQB® Market tier (“OTCQB”), which is operated by OTC Market Groups Inc.

If we are unable to close the acquisition of our company by Pareteum Corporation, it could create unforeseen, adverse effects on our business operations.

On November 12, 2018, we entered into a definitive agreement to be acquired by Pareteum Corporation. However, the closing of the transaction is subject to closing conditions which, if not met or waived, could cause the transaction not to close. In addition, acquisitions expose us to litigation from our shareholders which could be costly to defend, serve as a distraction to management, and potentially cause the transaction not to close. If the acquisition of iPass by Pareteum does not close, there is substantial doubt about our ability to continue as a going concern beyond the targeted close date in the first fiscal quarter of 2019 due to our current financial condition and the resources and attention required through the acquisition process. Even if the transaction does close, holders of our common stock will hold Pareteum common stock and there is no guarantee that Pareteum common stock will do well due to the risk factors disclosed in Pareteum's filings with the SEC. Furthermore, Pareteum may not realize the desired benefits from the acquisition such as lower costs, increased revenues, synergies, and growth opportunities. Many factors could have adverse effects on the combined companies, including, but not limited to, the combination of potentially different company cultures, maintaining employee morale throughout the process, retaining key customers and employees, navigating the complexities of integrating two companies, and complying with applicable laws, rules, and regulations in multiple jurisdictions.

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of iPass, Inc. (Filed as Exhibit 3.1 to our Form 8-K (SEC File No. 000-50327), filed on August 21, 2018, and incorporated by reference herein)

3.45	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.45

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

4.3	Form of Warrants issued to entities related to Fortress Capital Corp. (Filed as Exhibit 4.1 to our Form 8-K (SEC File No. 000-50327), filed on June 19, 2018, and incorporated by reference herein.)

10.1	iPass Inc. 2003Employee Stock Purchase Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Confidential Treatment has been requested for certain portions of this Exhibit

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date:	November 13, 2018	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)