Form 10-Q/A
period 2018-06-30
IPASS INC
filed 2018-11-14
CIK 1053374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

iPass Inc. (“iPass”) is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend iPass’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 (the “Form 10-Q”). This Amendment is an exhibit-only filing. This Amendment is being filed solely to re-file a revised redacted version of Exhibit 10.2 to the Form 10-Q to reflect changes to iPass’s confidential treatment request with respect to certain portions of Exhibit 10.2. Except for the changes to Exhibit 10.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and iPass’s other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by iPass’s principal executive officer and principal financial officer are filed as exhibits to this Amendment (Exhibits 31.3 and 31.4). iPass is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

2

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

3.4	Amended and Restated By-Laws. (Filed as Exhibit 3.4 to our Form 10-Q (SEC File No. 000-50327), filed on November 7, 2013, and incorporated by reference herein.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Specimen stock certificate. (Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (SEC File No. 333-102715), filed on July 1, 2003, and incorporated by reference herein.)

4.3	Form of Warrants issued to entities related to Fortress Capital Corp. (Filed as Exhibit 4.1 to our Form 8-K (SEC File No. 000-50327), filed on June 19, 2018, and incorporated by reference herein.)

10.1+	Amended and restated 2003 Non-Employee Directors Plan.

10.2*†	Credit Agreement entered into as of June 14, 2018, between Fortress Credit Corp., and iPass Inc.

10.3*+	Security Agreement, dated as of June 14, 2018, by Fortress Credit Corp. and iPass Inc. and related entities.

10.4*+	Patent Security Agreement, by iPass Inc. and related entities in favor of Fortress Credit Corp.

10.5*+	Trademark Security Agreement, by iPass Inc. and related entities in favor of Fortress Credit Corp.

10.6+

2018 Compensation Actions Taken with Named Executive Officers (Described in Item 5.02 of our Form 8-K (SEC File No. 000-50327), filed on April 3, 2018, which description is incorporated by reference herein.)

31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q/A)

31.4†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q/A)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

†                 Filed herewith.

+                 Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed on August 9, 2018.

*                 Confidential Treatment has been requested for certain portions of this Exhibit

**          These certifications were previously furnished solely to accompany the Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not filed for purposes of Section 18 of the Exchange Act, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iPass Inc.

Date:	November 14, 2018	/s/ Darin R. Vickery
Darin R. Vickery
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

4